Form 10-Q
period 2005-06-30
NEUSTAR INC
filed 2005-08-15
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32548

NeuStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2141938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46000 Center Oak Plaza
Sterling, Virginia 20166
(Address of principal executive offices) (zip code)

(571) 434-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 57,915,439 shares of Class A common stock, $0.001 par value, and 2,438,405 shares of Class B common stock, $0.001 par value, outstanding at August 5, 2005.

NeuStar, Inc.

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	June 30,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,019	$15,002
Restricted cash	4,835	2,350
Short-term investments	44,910	66,198
Accounts receivable, net of allowance for doubtful accounts of $468 and $947, respectively	29,171	29,077
Unbilled receivables	980	3,252
Securitized notes receivable	3,325	2,322
Notes receivable	965	475
Prepaid expenses and other current assets	3,747	3,499
Deferred costs	1,570	2,177
Deferred tax asset	10,923	9,437
Total current assets	119,445	133,789

Restricted cash, long-term	835	400
Property and equipment, net	36,504	40,991
Goodwill	49,453	50,566
Intangible assets, net	1,250	3,147
Securitized notes receivable, long-term	1,074	—
Deferred costs, long-term	1,932	4,200
Other noncurrent assets	961	965
Total assets	$211,454	$234,058

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	June 30,
	2004	2005
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,828	$4,361
Accrued expenses	32,630	27,019
Income taxes payable	419	4,342
Customer credits	15,541	7,604
Deferred revenue	13,972	17,976
Notes payable	4,636	2,679
Capital lease obligations	4,813	5,240
Accrued restructuring reserve	1,330	1,281
Total current liabilities	76,169	70,502

Deferred revenue, long-term	13,812	17,374
Notes payable, long-term	1,358	1,758
Capital lease obligations, long-term	6,606	5,704
Accrued restructuring reserve, long-term	3,719	2,735
Deferred tax liability	1,194	2,070
Total liabilities	102,858	100,143

Commitments and contingencies	—	—

Series B Voting Convertible Preferred Stock, $0.01 par value; 4,000 shares authorized; 100 shares issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding at June 30, 2005	66	—
Series C Voting Convertible Preferred Stock, $0.01 par value; 28,600 shares authorized; 28,570 shares issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding at June 30, 2005	85,717	—
Series D Voting Convertible Preferred Stock, $0.01 par value; 10,000 shares authorized; 9,099 shares issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding at June 30, 2005	54,671	—

Stockholders’ (deficit) equity:
Class A common stock, par value $0.001; no shares authorized, issued and outstanding at December 31, 2004; 200,000 shares authorized, 56,200 shares issued and outstanding at June 30, 2005	—	56
Class B common stock, par value $0.001; 100,000 shares authorized; 6,160 and 3,664 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively (See Note 2)	6	4
Additional paid-in capital	—	138,455
Deferred stock compensation	(1,733)	(1,516)
Treasury stock, at cost, 236 and zero shares at December 31, 2004 and June 30, 2005, respectively	(1,125)	—
Accumulated deficit	(29,006)	(3,084)
Total stockholders’ (deficit) equity	(31,858)	133,915
Total liabilities and stockholders’ (deficit) equity	$211,454	$234,058

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue:
Addressing	$11,846	$18,854	$23,806	$38,575
Interoperability	8,482	13,490	16,089	26,577
Infrastructure and other	19,282	29,952	38,429	54,936
Total revenue	39,610	62,296	78,324	120,088

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	12,066	15,767	22,536	29,030
Sales and marketing	4,836	7,571	8,982	14,589
Research and development	1,740	2,878	3,471	5,448
General and administrative	5,078	8,829	8,471	16,419
Depreciation and amortization	4,304	3,935	9,224	7,517
Restructuring charges (recoveries)	—	300	—	(406)
	28,024	39,280	52,684	72,597
Income from operations	11,586	23,016	25,640	47,491
Other (expense) income:
Interest expense	(599)	(586)	(1,346)	(1,212)
Interest income	394	722	720	1,197
Income before income taxes	11,381	23,152	25,014	47,476
(Benefit from) provision for income taxes	(7,287)	9,269	(7,187)	18,962
Net income	18,668	13,883	32,201	28,514
Dividends on and accretion of preferred stock	(2,513)	(2,170)	(4,990)	(4,313)
Net income attributable to common stockholders	$16,155	$11,713	$27,211	$24,201

Net income attributable to common stockholders per common share:
Basic	$2.94	$1.45	$5.02	$3.43
Diluted	$0.23	$0.18	$0.40	$0.37

Weighted average common shares outstanding:
Basic	5,487	8,097	5,421	7,055
Diluted	82,118	78,039	80,922	76,502

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2005
Operating activities:
Net income	$32,201	$28,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,224	7,517
Stock compensation	1,381	2,431
Amortization of deferred financing costs	88	38
Deferred income taxes	(9,610)	1,363
Noncash restructuring benefit	—	(406)
Provision for doubtful accounts	300	600
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(603)	(1,485)
Unbilled receivables	226	(2,272)
Notes and securitized notes receivable	2,345	2,568
Prepaid expenses and other current assets	(1,823)	964
Deferred costs	(273)	(2,875)
Other assets	(342)	(41)
Accounts payable and accrued expenses	(2,976)	(3,328)
Income taxes payable	934	3,923
Accrued restructuring reserve	(151)	(627)
Customer credits	(9,000)	(7,937)
Deferred revenue	4,860	7,291
Net cash provided by operating activities	26,781	36,238

Investing activities:
Purchases of property and equipment	(5,190)	(7,400)
Purchases of investments, net	(25,655)	(21,288)
Business acquired, net of cash	—	(2,164)
Net cash used in investing activities	(30,845)	(30,852)

Financing activities:
(Release) issuance of restricted cash	(11,023)	2,920
Principal repayments on notes payable	(5,049)	(3,220)
Principal repayments on capital lease obligations	(4,853)	(3,085)
Proceeds from exercise of common stock options	45	246
Payment of preferred stock dividends	—	(6,264)
Net cash used in financing activities	(20,880)	(9,403)
Net decrease in cash and cash equivalents	(24,944)	(4,017)
Cash and cash equivalents at beginning of period	60,232	19,019
Cash and cash equivalents at end of period	$35,288	$15,002

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company) provides the North American communications industry with essential clearinghouse services. The Company operates the sole authoritative directories that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. The Company also provides clearinghouse services to emerging CSPs including Internet service providers, cable television operators, and voice over internet protocol, or VoIP, service providers. In addition, the Company manages the authoritative directories for the .us and .biz Internet domains, as well as for Common Short Codes, part of the short messaging service, or SMS, relied on by the U.S. wireless industry.

The Company provides its services from its clearinghouse, which includes unique databases and systems for workflow and transaction processing. These services are used by CSPs to solve a range of their technical and operating requirements, including:

•                  Addressing.  The Company enables CSPs to use critical, shared addressing resources, such as telephone numbers, several Internet domain names, and Common Short Codes.

•                  Interoperability.  The Company enables CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. The Company also facilitates order management and work flow processing among CSPs.

•                  Infrastructure and Other.  The Company enables CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their own networks.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet for December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the Company’s prospectus dated June 28, 2005 filed with the Securities and Exchange Commission on June 29, 2005.

In March 2005, the Company’s Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with the initial public offering of the Company’s Class A common stock. In connection with the Company’s initial public offering, the Company’s Board of Directors approved a recapitalization of the Company, which occurred on June 28, 2005 and resulted in (i) payment of $6.3 million in cash for all accrued and unpaid dividends on all of the outstanding shares of preferred stock, followed by the conversion of all of the outstanding shares of preferred stock into shares of common stock, (ii) the amendment of the Company’s certificate of incorporation to provide for Class A common stock and Class B common stock, (iii) the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock, and (iv) the ultimate conversion of all outstanding shares of Class B common stock into shares of Class A common stock at the election of the holder of such shares of Class B common stock (collectively, the “Recapitalization”).  Prior to the Company’s initial public offering, holders of 100,000 shares of Series B Voting Convertible Preferred Stock, 28,569,692 shares of Series C Voting Convertible Preferred Stock, and 9,098,525 shares of Series D Voting Convertible Preferred Stock converted their shares into 500,000, 28,569,692, and 9,098,525 shares of the Company’s common stock, respectively, after which the split by means of a reclassification, as described in clauses (ii) and (iii) of the previous sentence, was effected.

The accompanying unaudited consolidated financial statements give retroactive effect to the amendment of the Company’s certificate of incorporation to provide for Class A common stock and Class B common stock and the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock, as though these events occurred at the beginning of the earliest period presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.

The Company provides the following services pursuant to various private commercial and government contracts.

Addressing

The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, and directory services for Internet domain names and Common Short Codes. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee, and recognizes this fee as revenue on a straight-line basis as services are provided. In the event the Company estimates losses on its fixed fee contract, the Company recognizes these losses in the period in which a loss becomes apparent. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. During the construction period completed in March 2002, the Company recognized revenue based on costs incurred. Thereafter, the Company received an award fee associated with its initial delivery of the pooling system, which the Company recognized when it was notified of the amount of the award fee earned. The Company recognizes revenue for administration of the system based on costs incurred plus a pro rata amount of the fixed fee.

In addition to the administrative functions associated with its role as the National Pooling Administrator, the Company also generates revenue from implementing the allocation of pooled blocks of telephone numbers under its long-term contracts with North American Portability Management, LLC, and the Company recognizes revenue on a per transaction fee basis as the services are performed. For its Internet domain name services, the Company generates revenue for Internet domain registrations, which generally have contract terms between one and ten years. The Company recognizes revenue on a straight-line basis over the lives of the related customer contracts. The Company generates revenue from its Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.

Interoperability

The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability under its long-term contracts with North American Portability Management, LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per transaction fee basis as the services are performed. The Company provides order management services consisting of customer set-up and implementation followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.

Infrastructure and Other

The Company’s infrastructure services consist primarily of network management and connection fees. The Company generates revenue from network management services under its long-term contracts with North American Portability Management, LLC. The Company recognizes revenue on a per transaction fee basis as the services are performed. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with North American Portability Management, LLC. The Company recognizes its connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee. Revenue is recognized based on costs incurred plus a pro rata amount of the fee.

Significant Contracts

The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management, LLC, an industry group that represents all telecommunications service providers in the United States.  The Company recognizes revenue under its contracts with North American Portability Management, LLC primarily on a per-transaction basis.  The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges.  This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission (FCC).  Under the Company’s contracts, the Company also bills a revenue recovery collections, or RRC, fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges.  In the period in which the RRC fees are billed, the RRC fees are recorded as an accrued expense on the consolidated balance sheet, with a corresponding increase to accounts receivable.  If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.  On an annual basis, (i) the Company evaluates the RRC fee reserve by comparing cash collections to billings and the RRC percentage is adjusted, and (ii) any excess RRC fee reserve is returned to the telecommunications service providers in accordance with the terms of these contracts.

The per-transaction pricing under these contracts provides for annual volume discounts (credits) that are earned on all transactions in excess of the pre-determined annual volume threshold.  For 2005, the maximum aggregate volume discount (credit) is $7.5 million which is applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold has been surpassed.  When the aggregate discount (credit) has been fully satisfied, the per-transaction pricing is restored to the prevailing contractual rate.

For 2003 and 2004, billings continued at the original contractual rate after the annual volume threshold was surpassed.  Billings in excess of the discounted pricing was recorded as a customer credit liability on the balance sheet with a corresponding reduction to revenue.  In the following year when the credit was applied to invoices rendered, the customer credit liability was reduced with a corresponding credit to accounts receivable.  The annual pre-determined volume threshold was surpassed in the fourth quarters of 2003 and 2004 resulting in the reduction of revenue and recognition of a customer credit liability of $6.0 million and $11.9 million, respectively.

In December 2003, these contracts were amended to extend their expiration date from May 2006 to May 2011, and the per-transaction fee charged to the Company’s customers over the term of the contracts was reduced.  Currently, the Company charges $1.08 per transaction under these contracts.  Each contract provides that over the life of the contract, as pre-determined cumulative transaction thresholds are surpassed in the region covered by that contract, the price per transaction will gradually decline to a minimum fee of $0.93 per transaction.  As part of the amendments, the Company agreed to retroactively apply the new transaction fee to all 2003 transactions processed and granted credits totaling $16.0 million.  These credits are being applied to customer invoices over a 23-month period beginning in January 2004. Additionally, the Company obtained letters of credit totaling $16.0 million in January 2004 to secure these customer credits. As of December 31, 2004 and June 30, 2005, approximately $15.5 million and $7.6 million, respectively, of these customer credits were outstanding. The amount of the Company’s revenue derived under its contracts with North American Portability Management, LLC was $69.2 million, $84.5 million, and $130.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123 (SFAS No. 123), allows companies to account for stock-based compensation using either the provisions of SFAS No. 123 or the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), but requires companies that use APB No. 25 to include pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock compensation expense to nonemployees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services (EITF 96-18), and represents the fair value of the consideration received or the fair value of the equity instrument issued, whichever may be more reliably measured.  For options that have not reached a measurement date under EITF 96-18, the fair value of the options granted to nonemployees is periodically remeasured at each reporting date.

The following table illustrates the effect of net income attributable to common stockholders and net income attributable to common stockholders per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Pro forma basic net income attributable to common stockholders:
As reported	$16,155	$11,713	$27,211	$24,201
Add: stock-based compensation expense included in reported net income attributable to common stockholders	1,186	109	1,381	2,431
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(2,236)	(901)	(3,901)	(3,806)
Pro forma basic net income attributable to common stockholders	$15,105	$10,921	$24,691	$22,826

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to comon stockholders — as reported	$16,155	$11,713	$27,211	$24,201
Dividends on and accretion of convertible preferred stock	2,513	2,170	4,990	4,313
Diluted net income attributable to common stockholders	18,668	13,883	32,201	28,514
Add: stock-based compensation expense included in reported net income attributable to common stockholders	1,186	109	1,381	2,431
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(2,236)	(901)	(3,901)	(3,806)
Pro forma diluted net income attributable to common stockholders	$17,618	$13,091	$29,681	$27,139

Net income attributable to common stockholders per common share:
Basic — as reported	$2.94	$1.45	$5.02	$3.43
Basic — pro forma	$2.75	$1.35	$4.55	$3.24
Diluted — as reported	$0.23	$0.18	$0.40	$0.37
Diluted — pro forma	$0.21	$0.17	$0.37	$0.35

The Black-Scholes option-pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The effect of applying SFAS No. 123 on pro forma net income attributable to common stockholders as stated above is not necessarily representative of the effects on reported net income attributable to common stockholders for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants issued during the three and six months ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.14%	63.11%	67.14%	63.11%
Average risk-free interest rate	3.43%	3.89%	3.43%	3.89%
Expected term	5.0	5.0	5.0	5.0

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

Basic net income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share and pro forma net income attributable to common stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Basic net income attributable to common stockholders per common share:
Net income	$18,668	$13,883	$32,201	$28,514
Dividends on and accretion of convertible preferred stock	(2,513)	(2,170)	(4,990)	(4,313)
Basic net income attributable to common stockholders	$16,155	$11,713	$27,211	$24,201

Basic net income attributable to common stockholders per common share	$2.94	$1.45	$5.02	$3.43

Diluted net income attributable to common stockholders per common share:
Basic net income attributable to common stockholders	$16,155	$11,713	$27,211	$24,201
Dividends on and accretion of convertible preferred stock	2,513	2,170	4,990	4,313
Diluted net income attributable to common stockholders	$18,668	$13,883	32,201	$28,514
Diluted net income attributable to common stockholders per common share	$0.23	$0.18	$0.40	$0.37

Weighted average common shares outstanding — basic	5,487	8,097	5,421	7,055
Dilutive effect of:
Stock options for the purchase of common stock	7,054	10,372	6,863	9,758
Conversion of preferred stock and accrued dividends payable into common stock	63,294	53,231	62,361	53,358
Warrants for the purchase of common stock	6,283	6,339	6,277	6,331
Weighted average common shares outstanding — diluted	82,118	78,039	80,922	76,502

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax expense includes U.S. federal, state and local income taxes and is based on pre-tax income. The interim period provision for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

As of June 30, 2004, the Company generated operating profits for six consecutive quarters and had fully utilized its federal net operating loss carryforwards. As a result of this earnings trend and projected operating results over future years, the Company reversed approximately $20.2 million of its deferred tax asset valuation allowance, having determined that it was more likely than not that these deferred tax assets would be realized. This reversal resulted in the recognition of an income tax benefit of $16.9 million and a reduction of goodwill of $3.3 million. Of the total income tax benefit recognized, approximately $14.5 million relates to a federal deferred tax benefit with the remainder representing the state deferred tax benefit. As a result, income tax expense has been recorded based on pre-tax income for the three and six months ended June 30, 2005. The effective income tax (benefit) expense rate was (64.0%) and 40.0% for the three months ended June 30, 2004 and 2005 and (28.7%) and 39.9% for the six months ended June 30, 2004 and 2005, respectively.

Comprehensive Net Income

There were no material differences between net income and comprehensive net income for the three and six months ended June 30, 2004 and 2005.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R). In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123(R) from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25 until adoption of SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•                  A “prospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method on January 1, 2006.

3.    ACQUISITION

On February 1, 2005, the Company acquired fiducianet, Inc. (Fiducianet) for $2.2 million in cash and the issuance of 35,745 shares of Class B common stock for total purchase consideration of $2.6 million. The acquisition of Fiducianet enables the Company to serve as a single point of contact in managing all day-to-day customer obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws including the Communications Assistance for Law Enforcement, Patriot and Homeland Security Acts. The acquisition was accounted for as a purchase, and the results of Fiducianet have been included in the accompanying consolidated statements of operations since the date of the acquisition.

The Company allocated the purchase price principally to customer lists ($2.6 million) and goodwill ($1.1 million).  Customer lists are included in intangible assets and are being amortized on a straight-line basis over five years.  In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recorded a deferred tax liability of approximately $1.0 million with an offset entry to goodwill.

4.    GOODWILL and INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2004	2005
		(unaudited)
Goodwill	$49,453	$50,566
Other intangible assets:
Customer lists	996	3,566
Acquired technology	2,208	2,208
Total other intangibles	3,204	5,774
Accumulated amortization	(1,954)	(2,627)
Other intangible assets, net	$1,250	$3,147

Amortization expense related to other intangible assets, which is included in depreciation and amortization expense, was $388,000 and $364,000 for the three months ended June 30, 2004 and 2005 and $833,000 and $673,000 for the six months ended June 30, 2004 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 thereafter is expected to be approximately $1,165,000, $858,000, $726,000, $514,000 and $557,000, respectively.

5.    STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

On February 14, 2005, the Company granted options to employees for the purchase of 341,844 shares of common stock with an exercise price of $10.86, which represented a contemporaneous determination of fair market value of the Company’s common stock by the Company’s board of directors.

During February 2005, the Company granted fully vested options to nonemployees for the purchase of 22,400 shares of common stock at a weighted average exercise price of $10.86 per share. The Company recognized compensation expense of approximately $180,000. The fair value of these awards was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.38%; and dividend yield of 0.00% during the option term.

During March 2005, an employee of the Company changed status to a consultant and, in accordance with the terms of the original option agreement, continued to vest in 26,250 options as of March 29, 2005.  As a result, the Company re-measured the fair value of the vested options and recognized compensation expense of approximately $331,000. The fair value of this award was calculated on the modification date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.43%; and dividend yield of 0.00% during the option term.

During March 2005, the Company accelerated the vesting of certain options issued to nonemployees. This acceleration enabled the optionholders to immediately vest in approximately 102,000 options, which otherwise would have vested over the options’ original vesting period, generally 48 months. In connection with this acceleration, the Company recorded approximately $1.6 million as compensation expense based on the fair value of the options on the date of acceleration. The fair value of these awards was remeasured on the acceleration date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.72%; and dividend yield of 0.00% during the option term. As of March 31, 2005, all options granted to nonemployees had vested.

On June 28, 2005, the Company made an initial public offering (“IPO”) of 31,625,000 shares of Class A common stock, which included the underwriters’ over-allotment option exercise of 4,125,000 shares of Class A common stock.  All the shares of Class A common stock sold in the IPO were sold by selling stockholders and, as such, the Company did not receive any proceeds from the offering.  In connection with this transaction, the Company incurred offering costs and other IPO-related expenses of approximately $4.9 million for the six months ended June 30, 2005, which is recorded in general and administrative expense on the unaudited consolidated statements of operations.

In connection with the formation of NeuLevel, Inc. (NeuLevel), the Company’s 90%-owned subsidiary, the Company granted the minority interest holder of NeuLevel an option to purchase, within 30 days of completion of the Company’s initial public offering, up to $20.0 million worth of common stock at a purchase price per share equal to the public offering price.  This option expired unexercised.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Many of these risks are beyond our ability to control or predict.  These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties.  These risks and uncertainties include, without limitation, those described below under the heading “Additional Factors That May Affect Future Results.”

In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly report may not in fact occur.  We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.  Reference is also made to such risks and uncertainties detailed from time to time in our filings with the SEC.

Overview

We provide the North American communications industry with essential clearinghouse services.  We operate the authoritative directories that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada.  All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Corporation, AT&T Corp. and Cingular Wireless LLC, must access our clearinghouse as one of our customers to properly route virtually all of their calls.  We also provide clearinghouse services to emerging CSPs, including Internet service providers, cable television operators, and voice over Internet protocol, or VoIP, service providers.  In addition, we manage the authoritative directories for the .us and .biz Internet domains, as well as for Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry.

Our Company

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution that the industry relies upon to meet this mandate, we have developed a broad range of innovative services that meet an expanded range of customer needs. We provide the communications industry in North America with critical technology services that solve the industry’s addressing, interoperability and infrastructure needs.

These services are now used by CSPs to manage a range of their technical and operating requirements, including:

•                  Addressing. We enable CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and Common Short Codes.

•                  Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•                  Infrastructure and Other. We enable CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their own networks.

We derive a substantial portion of our annual revenue on a transaction basis, most of which is derived from long-term contracts.

Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization.

Cost of revenue includes all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies. Our primary cost of revenue is related to our information technology and systems department, including network costs, data center maintenance, database management, and data processing costs, as well as personnel costs associated with service implementation, product maintenance, customer deployment and customer care. We also expense costs relating to developing modifications and enhancements of our existing technology and services.

Sales and marketing expense consists of personnel costs, advertising costs and relationship marketing costs. This expense includes salaries, sales commissions, sales operations and other personnel-related expense, travel and related expense, trade shows, costs of computer and communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet and print. Included in these classifications are product branding and packaging, market analysis and forecasting, stock-based compensation and customer relationship management.

Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expense, consulting fees and the costs of facilities, computer and support services used in service and technology development.

General and administrative expense consists primarily of salaries and other personnel-related expense for our executive, administrative, legal, finance, and human resources functions, facilities, management information systems, support services, professional services fees, certain audit, tax and license fees, stock-based compensation and bad debt expense.

Depreciation and amortization relates primarily to our property and equipment and includes our network infrastructure and facilities related to our services and the amortization of identifiable intangibles.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected.  See “Additional Factors That May Affect Future Results” for certain matters that may bear on our future results of operations.

Revenue Recognition

Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. We provide the following services pursuant to various private commercial and government contracts.

Addressing.    Our addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, and directory services for Internet domain names and Common Short Codes. We generate revenue from our telephone number administration services under two government contracts. Under our contract to serve as the North American Numbering Plan Administrator, we earn a fixed annual fee, and we recognize this fee as revenue on a straight-line basis as services are provided. In the event we estimate losses on our fixed fee contract, we recognize these losses in the period in which a loss becomes apparent. Under our contract to serve as the National Pooling Administrator, we are reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. During the construction period completed in March 2002, we recognized revenue based on costs incurred. Thereafter, we received an award fee associated with our initial delivery of the pooling system, which we recognized when we were notified of the amount of the award fee earned. We currently recognize revenue for administration of the system based on costs incurred plus a pro rata amount of the fixed fee.

In addition to the administrative functions associated with our role as the National Pooling Administrator, we also generate revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with North American Portability Management, LLC, and we recognize revenue on a per transaction fee basis as the services are performed. For our Internet domain name services, we generate revenue for Internet domain name registrations, which generally have contract terms between one and ten years. We recognize revenue on a straight line basis over the lives of the related customer contracts. We generate revenues from our Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight line basis over the term of the customer contracts.

Interoperability.    Our interoperability services consist primarily of wireline and wireless number portability and order management services. We generate revenue from number portability under our long-term contracts with North American Portability Management, LLC and Canadian LNP Consortium, Inc. We recognize revenue on a per transaction fee basis as the services are performed. We provide order management services consisting of customer set-up and implementation followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.

Infrastructure and Other.    Our infrastructure services consist primarily of network management and connection services. We generate revenue from network management services under our long-term contracts with North American Portability Management, LLC. We recognize revenue on a per transaction fee basis as the services are performed. In addition, we generate revenue from connection fees and system enhancements under our contracts with North American Portability Management, LLC. We recognize our connection fee revenue as the service is performed. System enhancements are provided under contracts in which we are reimbursed for costs incurred plus a fixed fee. Revenue is recognized based on costs incurred plus a pro rata amount of the fee.

Significant Contracts

We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management, LLC, an industry group that represents all telecommunications service providers in the United States. We recognize revenue under our contracts with North American Portability Management, LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission, or FCC. Under our contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.

The per-transaction pricing under these contracts provides for annual volume discounts (credits) that are earned on all transactions in excess of the pre-determined annual volume threshold.  For 2005, the maximum aggregate volume discount (credit) is $7.5 million which is applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold has been surpassed.  When the aggregate discount (credit) has been fully satisfied, the per-transaction pricing is restored to the prevailing contractual rate.

For 2003 and 2004, billings continued at the original contractual rate after the annual volume threshold was surpassed.  Billings in excess of the discounted pricing was recorded as a customer credit liability on the balance sheet with a corresponding reduction to revenue.  In the following year when the credit was applied to invoices rendered, the customer credit liability was reduced with a corresponding credit to accounts receivable.  The annual pre-determined volume threshold was surpassed in the fourth quarters of 2003 and 2004 resulting in the reduction of revenue and recognition of a customer credit liability of $6.0 million and $11.9 million, respectively.

In December 2003, these contracts were amended to extend their expiration date from May 2006 to May 2011, and the per-transaction fee charged to our customers over the term of the contracts was reduced.  Currently, we charge $1.08 per transaction under these contracts.    Each contract provides that over the life of the contract, as pre-determined cumulative transaction thresholds are surpassed in the region covered by that contract, the price per transaction will gradually decline to a minimum fee of $0.93 per transaction.  As part of the amendments, we agreed to retroactively apply the new transaction fee to all 2003 transactions processed and granted credits totaling $16.0 million. These credits are being applied to customer invoices over a 23-month period beginning in January 2004. Additionally, we obtained letters of credit totaling $16.0 million in January 2004 to secure a portion of these customer credits. As of December 31, 2004 and June 30, 2005, approximately $15.5 million and $7.6 million, respectively, of these customer credits were outstanding. The amount of our revenue derived under our contracts with North American Portability Management, LLC was $69.2 million, $84.5 million, and $130.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Service Level Standards

Pursuant to certain of our private commercial contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. We record a provision for these performance-related penalties when incurred with a corresponding reduction of our revenue.

For more information regarding how we recognize revenue for each of our service categories, please see the discussion above under “—Revenue Recognition.”

Valuation of Goodwill and Intangible Assets

Previous acquisitions resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to new impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach.  We test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about our operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  In accordance with our contracts with North American Portability Management, LLC, we bill a RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. The RRC fees are recorded as an accrued liability when collected. For the period January 1, 2002 through June 30, 2004, this fee was 3% of monthly billings. On July 1, 2004, the RRC fee was reduced to 2%.  On July 1, 2005, the RRC fee was reduced to 1%.  Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $4.3 million and $2.2 million are included in accrued expense as of December 31, 2004 and June 30, 2005, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are either directly written off as a bad debt expense or reserved.

Deferred Income Taxes

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires us to apply significant judgment related to such factors as the application of complex tax laws, changes in tax laws and our future operations. We review our deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations, which require us to recognize compensation cost for the excess of the fair value of the stock at the grant date over the exercise price, if any.  An alternative method of accounting would apply the principles of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which require the fair value of the stock option to be recognized at the date of grant and amortized as compensation expense over the stock option’s vesting period. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value-based method in accordance with SFAS No. 123 and EITF 96-18. See the discussion under “—Recent Accounting Pronouncements” below.

Acquisitions

On February 1, 2005, we acquired fiducianet, Inc. for $2.2 million in cash and the issuance of 35,745 shares of our Class B common stock for total purchase consideration of $2.6 million. The acquisition of Fiducianet enables us to serve as a single point of contact in managing all day-to-day customer obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws including the Communications Assistance for Law Enforcement, Patriot and Homeland Security Acts.

Current Trends Affecting Our Results of Operations

We have experienced increased demand for our clearinghouse services, which has been driven by market trends such as network expansion, the implementation of new technologies, subscriber growth, competitive churn, network changes and consolidations.

Wireless subscriber growth, new wireless applications, and wireless competition have driven increased demand for all of our clearinghouse services. Additionally, as wireless service providers upgrade their networks and technology to enable high-speed service, we anticipate that they will increasingly rely on our infrastructure services and that, as a result, wireless-related transactions will remain a major contributor to our addressing and interoperability transaction volume growth.

Advancements in the communications industry, such as changes from time division multiplexing, or TDM, to global system for mobile, or GSM, have driven increased infrastructure transactions in our clearinghouse. As the industry migrates towards next-generation technologies and applications, we anticipate that demand for our infrastructure services will increase.

As the communications industry has changed to meet consumer demands and new technological advancements, consolidation among industry participants has increased. Consolidation requires the integration of disparate systems and networks, which has driven increased demand for our addressing, interoperability and infrastructure services. We anticipate that future consolidations will continue to drive growth in our transaction volumes.

During the first two quarters of 2005, addressing transactions also increased due to the emergence of IP service providers. In particular, VoIP service providers are rapidly expanding their operations and experiencing an increased need for access to inventories of telephone numbers, which has driven demand for our addressing services. We expect significant growth in the number of addressing transactions in the remainder of 2005 and 2006 as IP service providers continue to develop an inventory of telephone number resources.

To support the growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies. In 2004, we initiated several programs to improve operating efficiencies, such as the utilization of offshore technical resources for systems engineering, implementation of new hardware and software technology in our clearinghouse, and management of process improvement teams.  We believe that these programs will continue to provide future benefits and position us to support revenue growth.

As a public company, we will experience increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the New York Stock Exchange. To comply with the corporate governance and operating requirements of being a public company, we will incur increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers liability insurance. We believe that these costs will approximate $3.0 to $3.5 million annually.

In 2003 and 2004, we were able to utilize net operating loss carryforwards and deferred tax benefits from previous years to offset taxable income and income tax expense related to U.S. federal income taxes. These carryforwards and deferrals were exhausted in 2004. In 2005 and future years, we expect our profits to be subject to U.S. federal income taxes at the statutory rates.

Consolidated Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005

The following table presents an overview of our results of operations for the three months ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2005	2004 vs. 2005
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$11,846	$18,854	$7,008	59.2%
Interoperability	8,482	13,490	5,008	59.0
Infrastructure and other	19,282	29,952	10,670	55.3
Total revenue	39,610	62,296	22,686	57.3

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	12,066	15,767	3,701	30.7
Sales and marketing	4,836	7,571	2,735	56.6
Research and development	1,740	2,878	1,138	65.4
General and administrative	5,078	8,829	3,751	73.9
Depreciation and amortization	4,304	3,935	(369)	(8.6)
Restructuring charges	—	300	300	100.0
	28,024	39,280	11,256	40.2
Income from operations	11,586	23,016	11,430	98.7
Other (expense) income:
Interest expense	(599)	(586)	13	(2.2)
Interest income	394	722	328	83.2
Income before income taxes	11,381	23,152	11,771	103.4
(Benefit from) provision for income taxes	(7,287)	9,269	16,556	(227.2)
Net income	18,668	13,883	(4,785)	(25.6)
Dividends on and accretion of preferred stock	(2,513)	(2,170)	343	(13.6)
Net income attributable to common stockholders	$16,155	$11,713	$(4,442)	(27.5)%

Net income attributable to common stockholders per common share:
Basic	$2.94	$1.45
Diluted	$0.23	$0.18

Weighted average common shares outstanding:
Basic	5,487	8,097
Diluted	82,118	78,039

Revenue

Total revenue.    Total revenue increased $22.7 million due to increases in addressing, interoperability and infrastructure transactions.

Addressing.    Addressing revenue increased $7.0 million due to the growth in the number of wireless subscribers, the increase in new communications services being offered by our customers and the continued expansion of carrier networks. In particular, revenue from pooling transactions increased $5.2 million, primarily as service providers built inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet telephony users.  In addition, Common Short Codes revenue increased $1.2 million due to an increase in the number of subscribers for Common Short Codes, as well as an increase in the number of service providers who carry Common Short Codes across their networks.  Revenue from our domain name services increased $0.2 million due in large part to the increased number of subscribers.  These increases were further supplemented by a $0.2 million increase in telephone number administration fees due to increased activity under our contract to serve as the North American Numbering Plan Administrator.

Interoperability.    Interoperability revenue increased $5.0 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanding service offerings such as enhanced order management services for wireless data and Internet telephony providers. Specifically, revenue from number portability transactions increased $3.1 million and revenue from our order management services increased $1.7 million.

Infrastructure and other.    Infrastructure and other revenue increased $10.7 million due to an increase in the demand for our network management services. Of this amount, $8.9 million was attributable to customers making a large number of changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization.  Connection fees and other revenues increased $1.7 million due to one-time functionality improvements.

Expense

Cost of revenue.    Cost of revenue increased $3.7 million due to growth in personnel and contractor costs to support higher transaction volumes.  In particular, personnel and employee related expense increased $3.0 million due to increased personnel to support our customer deployment group, software engineering group and our operations group.  Contractor costs increased $0.7 million for software maintenance activities and the managing of industry changes to our clearinghouse. Additionally, cost of revenue increased by $0.5 million due to royalty expenses related to Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. These increases were offset by a $0.5 million reduction of facilities expenses associated with the consolidation of our Oakland facilities.  Cost of revenue as a percentage of revenue decreased to 25.3% in the three months ended June 30, 2005, as compared to 30.5% for the three months ended June 30, 2004. This decrease in cost of revenue as a percentage of revenue is attributable to operating efficiencies in our clearinghouse operations, which allowed us to increase the number of transactions we processed without proportional increases in personnel costs.

Sales and marketing.    Sales and marketing expense increased $2.7 million due to headcount additions to our sales and marketing team to focus on branding and product launches.  In particular, personnel and employee related expense increased $1.8 million, and costs related to industry events and advertising increased $0.6 million. Sales and marketing expense as a percentage of revenue remained constant at 12.2% in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.

Research and development.    Research and development expense increased $1.1 million due to the development of Internet telephony solutions to enhance our service offerings.  Personnel and employee related costs increased $0.8 million due to increased headcount.  Research and development expense as a percentage of revenue increased to 4.6% in the three months ended June 30, 2005, as compared to 4.4% for the three months ended June 30, 2004.

General and administrative.    General and administrative expense increased $3.8 million primarily due to costs incurred to support business growth and costs incurred in preparation for becoming a public company.  In particular, personnel and employee-related expense increased $0.4 million, and we recorded $3.4 million of offering costs related to our initial public offering and other IPO-related expense, which includes legal, accounting and consulting fees.  General and administrative expense as a percentage of revenue increased to 14.2% in the three months ended June 30, 2005, as compared to 12.8% for the three months ended June 30, 2004.

Depreciation and amortization.    Depreciation and amortization expense decreased $0.4 million due to the expiration of certain capital leases and a change in the useful life estimate in June 2004 of certain acquired intangibles. Depreciation and amortization expense as a percentage of revenue decreased to 6.3% for the three months ended June 30, 2005, as compared to 10.9% for the three months ended June 30, 2004.

Restructuring charges.    During the three months ended June 30, 2005, we recorded a restructuring liability of $0.3 million for the closure of our facility in Oakland, CA.  There was no similar expense for the three months ended June 30, 2004.

Interest expense.    Interest expense remained relatively consistent during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Interest expense as a percentage of revenue decreased to 0.9% in the three months ended June 30, 2005, as compared to 1.5% for the three months ended June 30, 2004.

Interest income.    Interest income increased $0.3 million due to higher average cash balances.  Interest income as a percentage of revenue increased to 1.2% in the three months ended June 30, 2005, as compared to 1.0% for the three months ended June 30, 2004.

(Benefit from)  provision for income taxes.    Income tax provision increased $16.6 million to $9.3 million to reflect the expected 2005 effective tax rate.  For the three months ended June 30, 2004 we recorded an income tax benefit of $7.3 million related to the one-time reversal of a deferred tax asset valuation allowance.  Provision for income taxes as a percentage of revenue increased to 14.9% for the three months ended June 30, 2005 compared to (18.4%) for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005

The following table presents an overview of our results of operations for the six months ended June 30, 2004 and 2005.

	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004 vs. 2005
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$23,806	$38,575	$14,769	62.0%
Interoperability	16,089	26,577	10,488	65.2
Infrastructure and other	38,429	54,936	16,507	43.0
Total revenue:	78,324	120,088	41,764	53.3

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	22,536	29,030	6,494	28.8
Sales and marketing	8,982	14,589	5,607	62.4
Research and development	3,471	5,448	1,977	57.0
General and administrative	8,471	16,419	7,948	93.8
Depreciation and amortization	9,224	7,517	(1,707)	(18.5)
Restructuring (recoveries)	—	(406)	(406)	(100.0)
	52,684	72,597	19,913	37.8
Income from operations	25,640	47,491	21,851	85.2
Other (expense) income:
Interest expense	(1,346)	(1,212)	134	10.0
Interest income	720	1,197	477	66.3
Income before income taxes	25,014	47,476	22,462	89.8
(Benefit from) provision for income taxes	(7,187)	18,962	26,149	(363.8)
Net income	32,201	28,514	(3,687)	(11.4)
Dividends on and accretion of preferred stock	(4,990)	(4,313)	677	(13.6)
Net income attributable to common stockholders	$27,211	$24,201	$(3,010)	(11.1)%

Net income attributable to common stockholders per common share:
Basic	$5.02	$3.43
Diluted	$0.40	$0.37

Weighted average common shares outstanding:
Basic	5,421	7,055
Diluted	80,922	76,502

Revenue

Total revenue.    Total revenue increased $41.8 million due to increases in addressing, interoperability and infrastructure transactions.

Addressing.    Addressing revenue increased $14.8 million due to the growth in the number of wireless subscribers, the increase in new communications services being offered by our customers, the continued consolidation of industry participants and the continued expansion of carrier networks.  In particular, revenue from pooling transactions increased $12.1 million, primarily as service providers built inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet telephony users.  Carrier consolidation also required the use of our pooling services to reallocate pooled blocks of telephone numbers to new network addresses within consolidated networks.  In addition, Common Short Codes revenue increased $2.1 million due to an increase in the number of subscribers for Common Short Codes, as well as an increase in the number of service providers who carry Common Short Codes across their networks.    Revenue from our domain name services increased $0.7 million due in large part to the increased number of subscribers.  These increases were offset by a reduction of $0.4 million in telephone number administration fees due to reduced activity under our contract to serve as the North American Numbering Plan Administrator for the six months ended June 30, 2005, which was partially offset by increased activity under our contract to serve as the National Pooling Administrator during the three months ended June 30, 2005.

Interoperability.    Interoperability revenue increased $10.5 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanding service offerings such as enhanced order management services for wireless data and Internet telephony providers. Specifically, revenue from number portability transactions increased $6.3 million and revenue from our order management services increased $3.9 million.

Infrastructure and other.    Infrastructure and other revenue increased $16.5 million due primarily to an increase in the demand for our network management services. Of this amount, $13.9 million was attributable to customers making a large number of changes to their networks that required actions such as disconnects and modifications to network elements.  We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization.  Connection fees and other revenues increased $2.5 million due to one-time functionality improvements and new service offerings.

Expense

Cost of revenue.    Cost of revenue increased $6.5 million due to growth in personnel and contractor costs to support higher transaction volumes. In particular, personnel and employee related expense increased $4.8 million due to increased personnel to support our customer deployment group, software engineering group and our operations group.  Contractor costs increased $1.4 million for software maintenance activities and the managing of industry changes to our clearinghouse. Additionally, cost of revenue increased by $0.8 million due to royalty expense related to Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services.  These increases were offset by a $0.5 million reduction in facilities expense associated with the consolidation of our Oakland facilities.  Cost of revenue as a percentage of revenue decreased to 24.2% in the six months ended June 30, 2005, as compared to 28.8% for the six months ended June 30, 2004. This decrease in cost of revenue as a percentage of revenue is attributable to operating efficiencies in our clearinghouse operations, which allowed us to increase the number of transactions we processed without proportional increases in personnel costs.

Sales and marketing.    Sales and marketing expense increased $5.6 million due in large part to headcount additions to our sales and marketing team to focus on branding and product launches and the recording of stock-based compensation expense for non-employee option grants.  In particular, personnel and employee related expenses, including stock-based compensation expense, increased $4.3 million due primarily to the acceleration of vesting on various non-employee stock options, and costs related to industry events and advertising increased $0.6 million.  Sales and marketing expense as a percentage of revenue increased to 12.1% in the six months ended June 30, 2005, as compared to 11.5% for the six months ended June 30, 2004.

Research and development.    Research and development expense increased $2.0 million due to the development of Internet telephony solutions to enhance our service offerings.  Personnel and employee related costs increased $1.6 million due to increased headcount.  Research and development expense as a percentage of revenue increased to 4.5% in the six months ended June 30, 2005, as compared to 4.4% for the six months ended June 30, 2004.

General and administrative.    General and administrative expense increased $7.9 million primarily due to costs incurred to support business growth and costs incurred in preparation for becoming a public company, as well as the recording of stock-based compensation expense for non-employee stock option grants.  In particular, personnel and employee related expense, including stock-based compensation expense, increased $2.0 million due primarily to the acceleration of vesting on various non-employee stock options, and legal and accounting fees increased $1.0 million.  In addition, we recorded $4.9 million of offering costs related to our initial public offering and other IPO-related expense, which includes legal, accounting and consulting fees.  General and administrative expense as a percentage of revenue increased to 13.7% in the six months ended June 30, 2005, as compared to 10.8% for the six months ended June 30, 2004.

Depreciation and amortization.    Depreciation and amortization expense decreased $1.7 million due to the expiration of certain capital leases and a change in the useful life estimate in June 2004 of certain acquired intangibles. Depreciation and amortization expense as a percentage of revenue decreased to 6.3% for the six months ended June 30, 2005, as compared to 11.8% for the six months ended June 30, 2004.

Restructuring charges (recoveries).    During the six months ended June 30, 2005, we recorded a restructuring liability of $0.3 million for the closure of our facility in Oakland, CA.  During the six months ended June 30, 2005, we recorded a net restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago because that sub-lease had more favorable rates than originally assumed when we recorded a restructuring liability in 2002 for the closure of excess facilities.

Interest expense.    Interest expense decreased $0.1 million as a result of lower interest charges on outstanding notes as principal was reduced, as well as a decrease in the number of capital leases. Interest expense as a percentage of revenue decreased to 1.0% in the six months ended June 30, 2005, as compared to 1.7% for the six months ended June 30, 2004.

Interest income.    Interest income increased $0.5 million due to higher average cash balances. Interest income as a percentage of revenue increased to 1.0% in the six months ended June 30, 2005, as compared to 0.9% for the six months ended June 30, 2004.

(Benefit from) provision for income taxes.    Income tax provision increased $26.1 million to reflect the expected 2005 effective tax rate. For the six months ended June 30, 2004 we recorded an income tax benefit of $7.2 million related to the one-time reversal of a deferred tax asset valuation allowance. Provision for income taxes as a percentage of revenue increased to 15.8% for the six months ended June 30, 2005 compared to (9.2%) for the six months ended June 30, 2004.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations.  Our principal uses of cash have been to fund facility expansions, capital expenditures, acquisitions, working capital, dividend payouts on preferred stock, and debt service requirements.  We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures, acquisitions and working capital.

Total cash and cash equivalents and short-term investments were $81.2 million at June 30, 2005, compared to $75.6 million at March 31, 2005.  As of June 30, 2005, we had $4.8 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.

Prior to the recapitalization effected in connection with our initial public offering, we paid accrued and unpaid dividends on our preferred shares of approximately $6.3 million.  On June 28, 2005, all of the preferred stock was converted into common stock, and no dividends are currently accruing.  We have paid or expect to pay offering costs, excluding underwriting discounts and commissions, and other IPO-related expenses totaling $4.9 million in connection with our initial public offering.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the six months ended June 30, 2005 was $36.2 million, as compared to $26.8 million for the six months ended June 30, 2004.  This $9.4 million increase in net cash provided by operating activities was principally the result of increased transactions across all of our service offerings.

Cash flows from investing

Net cash used in investing activities was $30.9 million for the six months ended June 30, 2005 compared to $30.8 million for the six months ended June 30, 2004.  This $0.1 million increase in net cash used in investing activities was principally due to the increase in purchases of property and equipment of $2.2 million and the purchase of a business for $2.2 million, which increase was offset by a reduction in purchases of short-term investments of $4.4 million.

Cash flows from financing

Net cash used in financing activities was $9.4 million for the six months ended June 30, 2005 compared to $20.9 million for the six months ended June 30, 2004.  This $11.5 million decrease in net cash used in financing activities was principally the result of required letters of credit relating to our December 2003 contract amendments with North American Portability Management, LLC, and the repayment of notes payable and capital leases.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R). In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123(R) from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005.  We will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25 until adoption of SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS
No. 123(R) that remain unvested on the effective date.

•                  A “prospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified prospective method on January 1, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2005.

Additional Factors That May Affect Future Results

The following risk factors and other information included in this quarterly report should be carefully considered. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risks Related to Our Business

Failures or interruptions of our clearinghouse could materially harm our revenues and impair our ability to conduct our operations.

We provide addressing, interoperability and infrastructure services that are critical to the operations of our customers.  Notably, our clearinghouse is essential to the orderly operation of the national telecommunications system because it enables CSPs to ensure that telephone calls are routed to the appropriate destinations.  Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner.  We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•                  damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•                  errors in the processing of data by our system;

•                  computer viruses or software defects;

•                  physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•                  increased capacity demands or changes in systems requirements of our customers; or

•                  errors by our employees or third-party service providers.

If we cannot adequately protect the ability of our clearinghouse to perform consistently at a high level or otherwise fail to meet our customers’ expectations:

•                  we may experience damage to our reputation, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market our services;

•                  we may be subject to significant damages claims, under our contracts or otherwise, including the requirement to pay substantial penalties related to service level requirements in our contracts;

•                  our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform;

•                  our customers may postpone or cancel subsequently scheduled work or reduce their use of our services; or

•                  one or more of our significant contracts may be terminated early, or may not be renewed.

Any of these consequences would adversely affect our revenues and performance.

Security breaches could result in an interruption of service or reduced quality of service, which could increase our costs or result in a reduction in the use of our services by our customers.

Our systems may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems.  If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify sensitive information that is stored or transmitted on our networks and that we are required by our contracts and FCC rules to keep confidential.  A security or privacy breach could result in an interruption of service or reduced quality of service and we may be required to make significant expenditures in connection with corrective efforts we are required to perform.  In addition, a security or privacy breach may harm our reputation and cause our customers to reduce their use of our services, which could harm our revenues and business prospects.

The loss of, or damage to, a data center could interrupt our operations and materially harm our revenues and growth.

Because telecommunications service providers must query a copy of our continuously updated databases to route virtually every telephone call in North America, the integrity of our data centers is essential to our business.  We may not have sufficient redundant systems or back up facilities to allow us to receive and process data in the event of a loss of, or damage to, a data center.  We could lose, or suffer damage to, a data center in the event of power loss, natural disasters such as fires, earthquakes, floods and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our clearinghouse.  We may be required to make significant expenditures to repair or replace a data center.  Any interruption to our operations due to the loss of, or damage to, a data center could harm our reputation and cause our customers to reduce their use of our services, which could harm our revenues and business prospects.

The failure of the third-party software and equipment we use in our clearinghouse could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment developed by third parties in our clearinghouse.  Our third-party vendors include, among others, International Business Machines Corporation, or IBM, and Oracle Corporation for database systems and software, and EMC Corporation and Hewlett-Packard Company for equipment.  As a result, our ability to provide clearinghouse services depends in part on the continued performance and support of the third-party products on which we rely.  If these products experience failures or have defects and the third parties that supply the products fail to provide adequate support, this could result in or exacerbate an interruption or failure of our systems or services.

Our seven contracts with North American Portability Management, LLC represent in the aggregate a substantial portion of our revenues, are not exclusive and could be terminated or modified in ways unfavorable to us, and we may be unable to renew these contracts at the end of their term.

Our seven contracts with North American Portability Management, LLC, an industry group that represents all telecommunications service providers in the United States, to provide telephone number portability and other clearinghouse services are not exclusive and could be terminated or modified in ways unfavorable to us.  These seven separate contracts, each of which represented between 8.2% and 14.0% of our total revenues in 2004, represented in the aggregate approximately 73.1% of our total revenues in 2004.  North American Portability Management, LLC could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours.  In addition, these contracts have finite terms and are currently scheduled to expire in May 2011.  Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these agreements.  Although these contracts do not contain cross default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.

We may be unable to renew these contracts on acceptable terms when they are being considered for renewal if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost.  In addition, competitive forces resulting from the possible entrance of a competitive provider could create significant pricing pressure, which could then cause us to reduce the selling price of our services under our contracts.  If these contracts are terminated or modified in a manner that is adverse to us, or if we are unable to renew these contracts on acceptable terms upon their expiration, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our contracts with North American Portability Management, LLC contain provisions that may restrict our ability to use data that we administer in our clearinghouse, which may limit our ability to offer services that we currently, or intend to, offer.

In addition to offering telephone number portability and other clearinghouse services under our contracts with North American Portability Management, LLC, some of our service offerings not related to these contracts require that we use certain data from our clearinghouse.  We have been informed by North American Portability Management, LLC that they believe that use of this data, which is unrelated to our performance under these contracts, may not be permissible under the current agreements.  Although in 2004 less than 1% of our revenues came from the provision of these unrelated services, if we are subject to adverse terms of access or not permitted to use this data, our ability to offer new services requiring the use of this data may be limited.

Certain of our other contracts may be terminated or we may be unable to renew these contracts, which may reduce the number of services we can offer and damage our reputation.

In addition to our contracts with North American Portability Management, LLC, we rely on other contracts to provide some of the services that we offer, including the contracts that appoint us to serve as the:

•                  North American Numbering Plan Administrator, under which we maintain the authoritative database of telephone numbering resources in North America;

•                  National Pooling Administrator, under which we perform the administrative functions associated with the administration and management of telephone number inventory and allocation of pooled blocks of unassigned telephone numbers;

•                  provider of number portability services in Canada;

•                  operator of the .us registry; and

•                  operator of the .biz registry.

Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will.  If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or our customers, as the case may be, for any reason, including for performance-related or other reasons, or if another provider offers to perform the same or similar services for a lower price, we may be unable to extend or renew these contracts.  In that event, the number of services we are able to offer may be reduced, which would adversely affect our revenues from the provision of these services.  In addition, although these contracts in the aggregate constituted less than 9.7% of our revenues in 2004, and no single one of these contracts constituted more than 6.1% of our revenues, each of these contracts establishes us as the sole provider of the particular services covered by that contract during its term.  If one of these contracts were terminated, or if we were unable to renew or extend the term of any particular contract, we would no longer be able to provide the services covered by that contract and could suffer a loss of prestige that would make it more difficult for us to compete for contracts to provide similar services in the future.

Failure to comply with neutrality requirements could result in loss of significant contracts.

Pursuant to orders and regulations of the U.S. government and provisions contained in our material contracts, we must continue to comply with certain neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of our business.  The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide.  We provide to the FCC and the North American Numbering Council, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements.  Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or other parties.  For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations.  Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S. government and commercial contracts may result in fines, corrective measures or termination of our contracts, any one of which could have a material adverse effect on our results of operations.

Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or impair our growth.

The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements.  We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business.  As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change.  If this were to occur, the demand for our clearinghouse services could change in ways that we cannot easily predict and our revenues could decline.  These risks include the ability of the federal government, most notably the FCC, to:

•                  increase regulatory oversight over the services we provide;

•                  adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts;

•                  prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•                  adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers;

•                  appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide; and

•                  prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the introduction of other services not under the contracts based upon restrictions within the contracts or in FCC policies.

In addition, we are subject to risks arising out of the delegation of the Department of Commerce’s responsibilities for the domain name system to the International Corporation for Assigned Names and Numbers, or ICANN. Changes in the regulations or statutes to which our customers are subject could cause our customers to alter or decrease the services they purchase from us.  We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect future regulation or deregulation may have on our business.

If we do not adapt to rapid technological change in the communications industry, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings.  Significant technological changes could make our technology and services obsolete.  We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our addressing, interoperability and infrastructure services, and by developing new features, services and applications to meet changing customer needs.  We cannot ensure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way.  Our failure to do so would adversely affect our ability to compete and retain customers or market share.  Although we currently provide our services primarily to traditional telecommunications companies, many existing and emerging companies are providing, or propose to provide, IP-based voice services.  Our future revenues and profits will depend, in part, on our ability to provide services to IP-based service providers.

The market for certain of our addressing, interoperability, and infrastructure services is competitive, which could result in fewer customer orders, reduced revenues or margins or loss of market share.

Our services most frequently compete against the legacy in-house systems of our customers.  In addition, although we are not a telecommunications service provider, we compete in some areas against communications service companies, communications software companies and system integrators that provide systems and services used by CSPs to manage their networks and internal operations in connection with telephone number portability and other telecommunications transactions.  We face competition from large, well-funded providers of addressing, interoperability and infrastructure services.  Moreover, we are aware of other companies that are focusing significant resources on developing and marketing services that will compete with us.  We anticipate continued growth of competition.  Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we have.  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can.  Also, many of our current and potential competitors have greater name recognition that they can use to their advantage.  Increased competition could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could harm our business.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

Our competitors and customers may cause us to reduce the prices we charge for services.  The primary sources of pricing pressure include:

•                  competitors offering our customers services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete.  For example, a competing provider of interoperability services might offer its services at lower rates than we do, or a competing domain name registry provider may reduce its prices for domain name registration;

•                  customers with a significant volume of transactions may have enhanced leverage in pricing negotiations with us; and

•                  if our prices are too high, potential customers may find it economically advantageous to handle certain functions internally instead of using us.

We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenues from enhanced services or by reducing our costs.

A decline in the volume of transactions we handle could have a material adverse effect on our results of operations.

We earn revenues for the vast majority of the services that we provide on a per transaction basis.  There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in our transaction volumes.  As a result, if industry participants reduce their usage of our services from their current levels, our revenues and results of operations will suffer.  For example, if customer churn between CSPs in the industry stabilizes, or if CSPs do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline.  In addition, if CSPs develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes.  Finally, the trends that we believe will drive the future demand for our clearinghouse services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenues and growth prospects.

If we are unable to manage our growth, our revenues and profits could be adversely affected.

Sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources.  For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce.  If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be adversely affected.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

One of our strategies is to pursue acquisitions selectively.  Although we do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations, we have made a number of acquisitions in the past and will consider other acquisitions in the future.  We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates.  In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Our potential expansion into international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations, and require increased focus from our management.

Our growth strategy could involve the growth of our operations in foreign jurisdictions.  International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements and the difficulties associated with managing a large organization spread throughout various countries.  If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations.  However, any of these factors could adversely affect our international operations and, consequently, our operating results.

We may need additional capital in the future and it may not be available on acceptable terms.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion.  However, we may require additional capital in the future to fund our operations, finance investments in equipment or infrastructure, or respond to competitive pressures or strategic opportunities.

We cannot assure you that additional financing will be available on terms favorable to us, or at all.  In addition, the terms of available financing may place limits on our financial and operating flexibility.  If we are unable to obtain sufficient capital in the future, we may face the following risks:

•                  we may not be able to continue to meet customer demand for service quality, availability and competitive pricing;

•                  we may be forced to reduce our operations;

•                  we may not be able to expand or acquire complementary businesses; and

•                  we may not be able to develop new services or otherwise respond to changing business conditions or competitive pressures.

Our senior management is important to our customer relationships, and the loss of one or more of our senior managers could have a negative impact on our business.

We believe that our success depends in part on the continued contributions of our Chief Executive Officer, Jeffrey Ganek, and other members of our senior management.  We rely on our executive officers and senior management to generate business and execute programs successfully.  In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations.  Although we may enter into employment contracts with some of our executive officers, nothing will prevent those officers from terminating their employment.  The loss of Jeffrey Ganek or any other members of senior management could impair our ability to identify and secure new contracts and otherwise to manage our business.

We must recruit and retain skilled employees to succeed in our business, and our failure to recruit and retain qualified employees could harm our ability to maintain and grow our business.

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the addressing, interoperability and infrastructure services that we provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels with Internet service providers and other third parties. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

We will incur increased costs as a public company as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission and the New York Stock Exchange, will result in increased costs to us, including those related to corporate governance and the costs to operate as a public company.  Section 404 of the Sarbanes-Oxley Act requires companies to perform a comprehensive and costly evaluation and audit of their internal controls.  The new rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Risks Related to Our Common Stock.

Our common stock price may be volatile.

The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control.  These factors include:

•                  our perceived prospects and the prospects of the telephone and Internet industries in general;

•                  differences between our actual financial and operating results and those expected by investors and analysts;

•                  changes in analysts’ recommendations or projections;

•                  changes in general valuations for communications companies;

•                  adoption or modification of regulations, policies, procedures or programs applicable to our business;

•                  sales of our Class A common stock by our officers, directors or principal stockholders;

•                  sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; or

•                  changes in general economic or market conditions and broad market fluctuations.

Each of these factors, among others, could have a material adverse effect on your investment in our Class A common stock. Some companies that have had volatile market price for their securities have had securities class action suits filed against them.  If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources.  This could have a material adverse effect on our business, prospects, financial condition and results of operations.

One of our stockholders holds a significant block of shares in our company and, as a result, has significant influence over us.

Two representatives of Warburg Pincus serve on our seven-member board of directors and, pursuant to an agreement between us and certain holders of our Class A common stock, we anticipate that representatives of Warburg Pincus will continue to serve on our board of directors in the future.  In addition, affiliates of Warburg Pincus own or control approximately 27.9% of the outstanding shares of Class A common stock as of August 5, 2005.  Although a substantial portion of the shares owned by these stockholders is held in a voting trust that controls the voting rights with respect to some actions that are subject to the approval of our stockholders under applicable law, these stockholders have full voting power over any shares of Class A common stock that they own up to 9.9% of the voting power of our outstanding shares of capital stock, as such shares are not required to be held in the voting trust.  In addition, they will have the right to direct the voting trust as to how to vote their shares held in trust with respect to, among other things, any merger, sale or similar transaction involving NeuStar, the issuance of capital stock and the incurrence of substantial indebtedness.  As a result of their substantial ownership interest, these affiliates of Warburg Pincus may have the ability to significantly influence the outcome of a vote by our stockholders in respect of these matters and their interests could conflict with the interests of our other stockholders.  Additionally, they and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete or could in the future compete, directly or indirectly, with us.  For example, another Warburg Pincus fund has a significant investment in Telcordia Technologies, Inc., which has competed (and may compete in the future) with us.  Warburg Pincus and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Holders of our options may have rescission rights against us, and we may be subject to fines and sanctions under federal and state securities laws.

From March 2002 through February 2005, we did not supply the holders of options granted under our 1999 Equity Incentive Plan with our financial statements or information about the risks associated with investment in our securities, as required to comply with Rule 701 under the Securities Act.  Shares issued upon exercise of options granted during this time were issued in violation of Section 5 of the Securities Act of 1933.  In addition, we did not make certain required filings in California and Maryland or comply with other requirements in California, including requirements to deliver similar financial information, to qualify the issuance of our options under the securities laws in those states.  As a result, regulators could impose monetary fines or other sanctions as provided under these federal and state laws.  In addition, holders of those options and shares acquired upon exercise of such options may have rescission rights against us.  We believe that, as of the date of our initial public offering, the number of outstanding shares of Class A common stock for which the holders could seek rescission from us is 412,106, which shares were held by approximately 31 different individuals.  We received aggregate proceeds of approximately $117,000 from the exercise of the options pursuant to which these shares were issued, at a weighted average exercise price of $0.28 per share.  Further, we believe that, as of the date of our initial public offering, the outstanding options for which the holders could seek rescission from us covered approximately 1,366,500 shares of Class A common stock, which options were held by approximately 75 different individuals.  The aggregate exercise price of these options was approximately $9,354,500, at a weighted average exercise price of approximately $6.85 per share.  If we are required, or elect to, make rescission offers to the holders of these shares and options, and if such offers are accepted, in general we would be required to make payments to the holders equal to the purchase price of such shares issued and the value of options granted in violation of applicable federal and state securities laws plus statutory interest. Moreover, our financial exposure could be higher if so determined by courts or regulators.

Shares eligible for future sale may cause our stock price to decline.

Sales of substantial amounts of our Class A common stock in the public market or the perception that these sales may occur, could cause the market price of our Class A common stock to decline.  Based on shares outstanding as of August 5, 2005, we will have 57,915,439 shares of Class A common stock and 2,438,405 shares of Class B common stock outstanding, excluding 20,903,591 shares of Class A common stock issuable upon the exercise of outstanding options issued under our stock incentive plans and outstanding warrants.

Subject to the restrictions on ownership and transfer set forth in our certificate of incorporation, which generally prohibit any telecommunications service provider or affiliate of a telecommunications service provider from beneficially owning, directly or indirectly, 5% or more of our outstanding capital stock, all of the shares of our Class A common stock sold in our initial public offering is freely tradable in the public market, without restriction, subject to compliance with the volume limitations and other conditions of Rule 144 in the case of shares sold by persons deemed to be our affiliates.  These shares represent approximately 52.4% of our outstanding Class A common stock.  Of the remaining shares:

•                  23,070,551 shares held by our institutional investors that were selling stockholders in our initial public offering will be eligible for sale in the public market on or around December 27, 2005, after the applicable lock-up period expires, subject to the restrictions on ownership and transfer set forth in our certificate of incorporation, and subject to compliance with the volume limitations and other conditions of Rule 144;

•                  1,750,000 shares held by two of our institutional investors that were not selling stockholders in our initial public offering will be eligible for sale in the public market on or around September 12, 2005, after the applicable lock-up period expires, subject to the restrictions on ownership and transfer set forth in our certificate of incorporation, and subject to compliance with the volume limitations and other conditions of Rule 144;

•                  3,347,936 shares held by our directors and current and former employees will be eligible for sale in the public market on or around December 27, 2005, after the applicable lock-up period expires, subject to the restrictions on ownership and transfer set forth in our certificate of incorporation, and subject to compliance with the volume limitations and other conditions of Rule 144;

•                  254,978 shares held by employees and former employees who are not affiliates will be eligible for sale in the public market on September 26, 2005, subject to the restrictions on ownership and transfer set forth in our certificate of incorporation, and subject to the manner of sale requirements in Rule 144; and

•                  291,675 shares that have been outstanding for at least two years will be eligible for sale to the public immediately and an additional 13,704 shares will become eligible for sale in the public market by September 26, 2005.

Furthermore, an additional 20,627,341 shares may be issued in the future upon exercise of options granted, options to be granted or equity awards to be granted under our existing stock option and incentive compensation plans. We expect to register these shares under the Securities Act of 1933, and therefore the shares will be freely tradable when issued, subject to the restrictions on ownership and transfer set forth in our certificate of incorporation, and subject to compliance with the volume limitations and other conditions of Rule 144 in the case of shares sold by persons deemed to be our affiliates.

Our principal stockholders, including affiliates of Warburg Pincus LLC, MidOcean Capital Investors, L.P. and affiliates of ABS Capital Partners have certain registration rights.

We, all of our directors and management, certain employees and former employees and each of the selling stockholders in our initial public offering agreed that, until at least 180 days from June 28, 2005, we and they, subject to limited exceptions, will not dispose of or otherwise transfer any shares of our Class A common stock or any securities convertible into or exchangeable for our Class A common stock.  Two of our institutional investors that were not selling stockholders in our initial public offering agreed to such restrictions for a period of 75 days from June 28, 2005.  With the consent of the underwriters, any of the securities subject to these lock-up agreements may be released at any time without notice.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, and the market price of our Class A common stock may be lower as a result.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders.  In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable.  Our certificate of incorporation and bylaws:

•                  authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•                  prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•                  establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following election;

•                  require that directors only be removed from office for cause;

•                  provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•                  disqualify any individual from serving on our board if such individual’s service as a director would cause us to violate our neutrality requirements;

•                  limit who may call special meetings of stockholders;

•                  prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•                  establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In order to comply with our neutrality requirements, our certificate of incorporation contains ownership and transfer restrictions relating to telecommunications service providers and their affiliates, which may inhibit potential acquisition bids that our stockholders may consider favorable, and the market price of our Class A common stock may be lower as a result.

In order to comply with neutrality requirements imposed by the FCC in its orders and rules, no entity that qualifies as a “telecommunications service provider” or affiliate of a telecommunications service provider, as such terms are defined under the Communications Act of 1934 and FCC rules and orders, may beneficially own, 5% or more of our capital stock.  As a result, subject to limited exceptions, our certificate of incorporation prohibits any telecommunications service provider or affiliate of a telecommunications service provider from beneficially owning, directly or indirectly, 5% or more of our outstanding capital stock.  Among other things, our certificate of incorporation provides that:

•                  if one of our stockholders experiences a change in status or other event that results in the stockholder violating this restriction, or if any transfer of our stock occurs that, if effective, would violate the 5% restriction, we may elect to purchase the excess shares (i.e., the shares that cause the violation of the restriction) or require that the excess shares be sold to a third party whose ownership will not violate the restriction;

•                  pending a required divestiture of these excess shares, the holder whose beneficial ownership violates the 5% restriction may not vote the shares in excess of the 5% threshold; and

•                  if our board of directors, or its permitted designee, determines that a transfer, attempted transfer or other event violating this restriction has taken place, we must take whatever action we deem advisable to prevent or refuse to give effect to the transfer, including refusal to register the transfer, disregard of any vote of the shares by the prohibited owner, or the institution of proceedings to enjoin the transfer.

Our board of directors has the authority to make determinations as to whether any particular holder of our capital stock is a telecommunications service provider or an affiliate of a telecommunications service provider.  Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation.  In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider or an affiliate of a telecommunications service provider.  If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner—meaning, among other things, that we may elect to purchase the excess shares or require that the excess shares be sold to a third party whose ownership will not violate the restriction.  We may request additional information from our stockholders to ensure compliance with this restriction.  Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.

Nothing in our certificate of incorporation restricts our ability to purchase shares of our capital stock.  If a purchase by us of shares of our capital stock results in a stockholder’s percentage interest in our outstanding capital stock increasing to over the 5% threshold, such stockholder must deliver the required certification regarding such stockholder’s status as a telecommunications service provider or affiliate of a telecommunications service provider.  In addition, to the extent that a repurchase by us of shares of our capital stock causes any stockholder to violate the restrictions on ownership and transfer contained in our certificate of incorporation, that stockholder will be subject to all of the provisions applicable to prohibited owners, including required divestiture and loss of voting rights.

These restrictions and requirements may:

•                  discourage industry participants that might have otherwise been interested in acquiring us from making a tender offer or proposing some other form of transaction that could involve a premium price for our shares or otherwise be in the best interests of our stockholders; and

•                  discourage investment in us by other investors who are telecommunications service providers or who may be deemed to be affiliates of a telecommunications service provider.

The standards for determining whether an entity is a “telecommunications service provider” are established by the FCC.  In general, a telecommunications service provider is an entity that offers telecommunications services to the public at large, and is, therefore, providing telecommunications services on a common carrier basis.  Moreover, a party will be deemed to be an affiliate of a telecommunications service provider if that party controls, is controlled by, or is under common control with, a telecommunications service provider.  A party is deemed to control another if that party, directly or indirectly:

•                  owns 10% or more of the total outstanding equity of the other party;

•                  has the power to vote 10% or more of the securities having ordinary voting power for the election of the directors or management of the other party; or

•                  has the power to direct or cause the direction of the management and policies of the other party.

The standards for determining whether an entity is a telecommunications service provider or an affiliate of a telecommunications service provider and the rules applicable to telecommunications service providers and their affiliates are complex and may be subject to change.  Each stockholder will be responsible for notifying us if it is a telecommunications service provider or an affiliate of a telecommunications service provider.

Item 3.                                     Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.  Our exchange rate risk related to foreign currency exchange is due to our number portability contract with Canadian LNP Consortium, Inc.  Based on this agreement, we recognize revenue on a per transaction basis as the services are performed and bill for these services using the Canadian dollar at a fixed exchange rate that is updated annually.  As a result, we are affected by currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.  The net impact of foreign exchange rate fluctuations on earnings was not material for the three- and six-month periods ended June 30, 2004 and 2005, respectively.  Interest rate exposure is primarily limited to the approximately $66.2 million of short-term investments owned by us at June 30, 2005. Such investments consist principally of commercial paper, high-grade auction rate securities and U.S. government or corporate debt securities.  We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a material impact on our business.

Item 4.                                     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business.  We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

The following information is furnished in connection with securities sold by us during the period covered by this Form 10-Q.  Share numbers in the following discussion have been adjusted to give effect to the recapitalization effected as part of the our initial public offering, and assume that the holders of all shares of common stock issued upon exercise of options during the period covered by this Form 10-Q elected to convert such shares into Class A common stock.

From April 1, 2005 through June 30, 2005, we issued 336,767 shares of Class A common stock upon exercise of options by directors, officers, employees and consultants.  We received aggregate proceeds of $156,647 from the payment of the exercise price with respect to such options.  This issuance was undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, including by Rule 701 promulgated thereunder, as a transaction pursuant to compensatory benefit plans and contracts relating to compensation.

(b) Use of Proceeds

On June 28, 2005, the SEC declared our registration statement on Form S-1 effective, and on July 5, 2005, we completed an initial public offering of 31,625,000 shares of our Class A common stock at a price of $22.00 per share for an aggregate offering price of $695,750,000.  The shares sold in our initial public offering included shares that were subject to the underwriters’ over-allotment option, which was exercised by the underwriters on June 29, 2005.  All of the shares sold in our initial public offering were sold by selling stockholders.  Accordingly, we received no proceeds from the sale of shares in our initial public offering.  Our Class A common stock began trading on the New York Stock Exchange under the symbol “NSR” on June 29, 2005.

Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and J.P. Morgan Securities Inc. were the lead managers of this offering.  Banc of America Securities LLC, Bear, Stearns & Co. Inc., Friedman, Billings, Ramsey & Co., Inc., Jefferies & Company, Inc. and ThinkEquity Partners LLC acted as co-managers.  In connection with this transaction, we incurred offering costs and other IPO-related expenses of approximately $4.9 million for the six months ended June 30, 2005.

Item 3.      Defaults upon Senior Securities.

None

Item 4.      Submission of Matters to a Vote of Security Holders

Prior to our initial public offering, on May 24, 2005, we solicited written consents from our stockholders to approve our restated certificate of incorporation, bylaws and 2005 Stock Incentive Plan, each as currently in effect.  As of June 28, 2005, we had received written consents from the holders of a sufficient number of shares to adopt the resolutions approving such matters.  Specifically, we received written consents from holders of the following:

	Number of Shares
	Consent Received	No Consent Received
Common Stock (1)	41,813,430	909,253
Series B Voting Convertible Preferred Stock	100,000	—
Series C Voting Convertible Preferred Stock	28,569,692	—
Series D Voting Convertible Preferred Stock	9,098,525	—

(1)  The number of shares of common stock includes shares of common stock issuable upon conversion of the then-outstanding shares of preferred stock, all of which were converted into common stock prior to the initial public offering.  Shares of common stock have not been adjusted to reflect the stock split effected as part of the recapitalization in connection with our initial public offering.

Prior to our initial public offering, we paid accrued and unpaid dividends on each outstanding series of our preferred stock.  In connection with the payment of that dividend, we solicited written consents from the holders of our then-outstanding Series D Voting Convertible Preferred Stock, who had the right under our then-effective certificate of incorporation to approve the declaration and payment of such dividend.  As of June 21, 2005, we had received written consents from the holders of all of our outstanding shares of Series D Voting Convertible Preferred Stock (9,098,525 shares of Series D Voting Convertible Preferred Stock in total) to approve the declaration and payment of such dividend.

Item 5.      Other Information

None.

Item 6.      Exhibits

(a)          Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation.*
3.2	Amended and Restated Bylaws.*
4.1	Specimen Class A Common Stock Certificate.*
4.2	Specimen Class B Common Stock Certificate.*
4.3	Stockholders Agreement, dated June 28, 2005, by and among NeuStar, Inc. and the stockholders named therein.^
4.4	Registration Rights Agreement, dated as of June 5, 2001, by and among NeuStar, Inc. and the stockholders named therein.*
4.5	Form of Warrants dated December 7, 1999.*
10.1	Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management, LLC.^@
10.2.1	Amendment to amended and restated contractor services agreement by and between Canadian LNP Consortium Inc. and NeuStar, Inc.^@
10.3.1	Amendment to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.^
10.38.1	Amendment to Credit Agreement among NeuStar, Inc., Bank of America, N.A. and other lenders.^
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.^
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.^
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

^             Filed herewith.

*            Incorporated by reference to NeuStar, Inc.’s registration statement on Form S-1 (File No. 333-123635).

†             Compensation arrangement.

@       Portions of this document have been omitted pursuant to a request for confidential treatment that has been requested or has been granted.  The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: August 15, 2005	By:	/s/ JEFFREY A. BABKA
Jeffrey A. Babka Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)