Form 10-Q
period 2005-09-30
NEUSTAR INC
filed 2005-11-14
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 60,330,246 shares of Class A common stock, $0.001 par value, and 449,665 shares of Class B common stock, $0.001 par value, outstanding at November 1, 2005.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005 (unaudited)

Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	September 30,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,019	$16,029
Restricted cash	4,835	1,365
Short-term investments	44,910	68,250
Accounts receivable, net of allowance for doubtful accounts of $468 and $557, respectively	29,171	26,408
Unbilled receivables	980	5,212
Securitized notes receivable	3,325	1,704
Notes receivable	965	437
Prepaid expenses and other current assets	3,747	5,660
Deferred costs	1,570	2,648
Deferred tax asset	10,923	10,398

Total current assets	119,445	138,111

Restricted cash, long-term	835	—
Property and equipment, net	36,504	41,253
Goodwill	49,453	50,566
Intangible assets, net	1,250	2,873
Securitized notes receivable, long-term	1,074	—
Deferred costs, long-term	1,932	4,599
Other noncurrent assets	961	740

Total assets	$211,454	$238,142

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	September 30,
	2004	2005
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,828	$2,143
Accrued expenses	32,630	29,445
Income taxes payable	419	313
Customer credits	15,541	3,635
Deferred revenue	13,972	18,511
Notes payable	4,636	2,015
Capital lease obligations	4,813	5,417
Accrued restructuring reserve	1,330	699

Total current liabilities	76,169	62,178

Deferred revenue, long-term	13,812	16,624
Notes payable, long-term	1,358	1,320
Capital lease obligations, long-term	6,606	4,552
Accrued restructuring reserve, long-term	3,719	2,654
Deferred tax liability	1,194	1,405

Total liabilities	102,858	88,733

Commitments and contingencies	—	—

Series B Voting Convertible Preferred Stock, $0.01 par value; 4,000 shares authorized; 100 shares issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding at September 30, 2005	66	—
Series C Voting Convertible Preferred Stock, $0.01 par value; 28,600 shares authorized; 28,570 shares issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding at September 30, 2005	85,717	—
Series D Voting Convertible Preferred Stock, $0.01 par value; 10,000 shares authorized; 9,099 shares issued and outstanding at December 31, 2004; no shares authorized, issued or outstanding at September 30, 2005	54,671	—

Stockholders’ (deficit) equity:
Class A common stock, par value $0.001; no shares authorized, issued and outstanding at December 31, 2004; 200,000 shares authorized, 58,902 shares issued and outstanding at September 30, 2005	—	59
Class B common stock, par value $0.001; 100,000 shares authorized; 6,160 and 1,631 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	6	2
Additional paid-in capital	—	140,781
Deferred stock compensation	(1,733)	(1,406)
Treasury stock, at cost, 236 and no shares at December 31, 2004 and September 30, 2005, respectively	(1,125)	—
(Accumulated deficit) retained earnings	(29,006)	9,973

Total stockholders’ (deficit) equity	(31,858)	149,409

Total liabilities and stockholders’ (deficit) equity	$211,454	$238,142

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Addressing	$14,176	$19,190	$37,982	$57,765
Interoperability	9,314	12,242	25,403	38,819
Infrastructure and other	21,739	27,528	60,168	82,464

Total revenue	45,229	58,960	123,553	179,048

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	12,874	17,124	35,410	46,154
Sales and marketing	6,050	7,186	15,032	21,775
Research and development	1,938	3,092	5,409	8,540
General and administrative	5,310	5,626	13,781	22,045
Depreciation and amortization	4,263	4,223	13,487	11,740
Restructuring charges (recoveries)	—	17	—	(389)

	30,435	37,268	83,119	109,865

Income from operations	14,794	21,692	40,434	69,183
Other (expense) income:
Interest expense	(527)	(503)	(1,873)	(1,715)
Interest income	380	559	1,100	1,756

Income before income taxes	14,647	21,748	39,661	69,224
Provision for (benefit from) income taxes	5,683	8,691	(1,504)	27,653

Net income	8,964	13,057	41,165	41,571
Dividends on and accretion of preferred stock	(2,578)	—	(7,568)	(4,313)

Net income attributable to common stockholders	$6,386	$13,057	$33,597	$37,258

Net income attributable to common stockholders per common share:
Basic	$1.10	$0.22	$6.05	$1.49

Diluted	$0.11	$0.17	$0.51	$0.54

Weighted average common shares outstanding:
Basic	5,804	60,351	5,550	25,016

Diluted	83,767	77,462	81,245	76,813

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2005
Operating activities:
Net income	$41,165	$41,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,487	11,740
Stock-based compensation	1,897	2,541
Amortization of deferred financing costs	122	49
Deferred income taxes	(9,610)	(263)
Noncash restructuring benefit	—	(389)
Provision for doubtful accounts	809	551
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(829)	606
Unbilled receivables	(874)	(4,232)
Notes and securitized notes receivable	3,630	3,224
Prepaid expenses and other current assets	(3,001)	(1,535)
Deferred costs	(523)	(3,746)
Other assets	1,115	539
Accounts payable and accrued expenses	2,959	(2,494)
Income taxes payable	4,757	(106)
Accrued restructuring reserve	(262)	(1,306)
Customer credits	(13,500)	(11,906)
Deferred revenue	3,677	7,076

Net cash provided by operating activities	45,019	41,920

Investing activities:
Purchases of property and equipment	(9,228)	(11,169)
Purchases of investments, net	(36,655)	(23,340)
Business acquired, net of cash	—	(2,164)

Net cash used in investing activities	(45,883)	(36,673)

Financing activities:
(Issuance) release of restricted cash	(8,066)	4,304
Principal repayments on notes payable	(7,684)	(4,322)
Principal repayments on capital lease obligations	(6,006)	(4,526)
Proceeds from exercise of common stock options	82	2,571
Repurchase of common stock	(1,012)	—
Payment of preferred stock dividends	—	(6,264)

Net cash used in financing activities	(22,686)	(8,237)

Net decrease in cash and cash equivalents	(23,550)	(2,990)
Cash and cash equivalents at beginning of period	60,232	19,019

Cash and cash equivalents at end of period	$36,682	$16,029

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the Company’s prospectus dated June 28, 2005 filed with the Securities and Exchange Commission on June 29, 2005.
     In March 2005, the Company’s Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with the initial public offering of the Company’s Class A common stock. In connection with the Company’s initial public offering, the Company’s Board of Directors approved a recapitalization of the Company, which occurred on June 28, 2005 and resulted in (i) the payment of $6.3 million in cash for all accrued and unpaid dividends on all of the outstanding shares of preferred stock, followed by the conversion of all of the outstanding shares of preferred stock into shares of common stock, (ii) the amendment of the Company’s certificate of incorporation to provide for Class A common stock and Class B

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Unaudited Interim Financial Information (continued)
common stock, (iii) the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock, and (iv) the ultimate conversion of all outstanding shares of Class B common stock into shares of Class A common stock at the election of the holder of such shares of Class B common stock (collectively, the “Recapitalization”). Prior to the Company’s initial public offering, holders of 100,000 shares of Series B Voting Convertible Preferred Stock, 28,569,692 shares of Series C Voting Convertible Preferred Stock, and 9,098,525 shares of Series D Voting Convertible Preferred Stock converted their shares into 500,000, 28,569,692, and 9,098,525 shares of the Company’s common stock, respectively, after which the split by means of a reclassification, as described in clauses (ii) and (iii) of the previous sentence, was effected.
     The accompanying consolidated financial statements give retroactive effect to the amendment of the Company’s certificate of incorporation to provide for Class A common stock and Class B common stock and the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock, as though these events occurred at the beginning of the earliest period presented.
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
Addressing
     The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, and directory services for Internet domain names and Common Short Codes. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee, and recognizes this fee as revenue on a straight-line basis as services are provided. In the event the Company estimates losses on its fixed fee contract, the Company recognizes these losses in the period in which a loss becomes apparent. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. During the construction period completed in March 2002, the Company recognized revenue based on costs incurred. Thereafter, the Company received an award fee associated with its initial delivery of the pooling system, which the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition (continued)
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
Significant Contracts
     The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management, LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management, LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition (continued)
telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills a revenue recovery collections, or RRC, fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. In the period in which the RRC fees are billed, the RRC fees are recorded as an accrued expense on the consolidated balance sheet, with a corresponding increase to accounts receivable. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. On an annual basis, (i) the Company evaluates the RRC fee reserve by comparing cash collections to billings and the RRC percentage is adjusted, and (ii) any excess RRC fee reserve is returned to the telecommunications service providers in accordance with the terms of these contracts.
     The per-transaction pricing under these contracts provides for annual volume discounts (credits) that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005, the maximum aggregate volume discount (credit) is $7.5 million which is applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold has been surpassed. When the aggregate discount (credit) has been fully satisfied, the per-transaction pricing is restored to the prevailing contractual rate. During August 2005, the Company exceeded the pre-determined annual transaction volume threshold, which resulted in the issuance of $5.0 million of volume credits for the three months ended September 30, 2005.
     For 2003 and 2004, billings continued at the original contractual rate after the annual volume threshold was surpassed. Billings in excess of the discounted pricing were recorded as a customer credit liability on the balance sheet with a corresponding reduction to revenue. In the following year when the credit was applied to invoices rendered, the customer credit liability was reduced with a corresponding credit to accounts receivable. The annual pre-determined volume threshold was surpassed in the fourth quarters of 2003 and 2004 resulting in the reduction of revenue and recognition of a customer credit liability of $6.0 million and $11.9 million, respectively.
     In December 2003, these contracts were amended to extend their expiration date from May 2006 to May 2011, and the per-transaction fee charged to the Company’s customers over the term of the contracts was reduced. As part of the amendments, the Company agreed to retroactively apply the new transaction fee to all 2003 transactions processed and granted credits totaling $16.0 million. These credits are being applied to customer invoices over a 23-month period beginning in January 2004. Additionally, the Company obtained letters of credit totaling $16.0 million in January 2004 to secure these customer credits. As of December 31, 2004 and September 30, 2005, approximately $15.5 million and $3.6 million, respectively, of these customer credits were outstanding. The amount of the Company’s revenue derived under its contracts with North American Portability Management, LLC was $69.2 million, $84.5 million, and $130.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting for Stock-Based Compensation (continued)
     The following table illustrates the effect of net income attributable to common stockholders and net income attributable to common stockholders per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$6,386	$13,057	$33,597	$37,258
Add: stock-based compensation expense included in reported net income attributable to common stockholders	312	66	1,146	1,535
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(1,238)	(1,223)	(3,138)	(5,038)

Pro forma basic net income attributable to common stockholders	$5,460	$11,900	$31,605	$33,755

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$6,386	$13,057	$33,597	$37,258
Dividends on and accretion of convertible preferred stock	2,578	—	7,568	4,313

Diluted net income attributable to common stockholders	8,964	13,057	41,165	41,571
Add: stock-based compensation expense included in reported net income attributable to common stockholders	312	66	1,146	1,535
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(1,238)	(1,223)	(3,138)	(5,038)

Pro forma diluted net income attributable to common stockholders	$8,038	$11,900	$39,173	$38,068

Net income attributable to common stockholders per common share:
Basic — as reported	$1.10	$0.22	$6.05	$1.49

Basic — pro forma	$0.94	$0.20	$5.69	$1.35

Diluted — as reported	$0.11	$0.17	$0.51	$0.54

Diluted — pro forma	$0.10	$0.15	$0.48	$0.50

     The Black-Scholes option-pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting for Stock-Based Compensation (continued)
materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
     The effect of applying SFAS No. 123 on pro forma net income attributable to common stockholders as stated above is not necessarily representative of the effects on reported net income attributable to common stockholders for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued during the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.14%	55.13%	67.14%	62.25%
Average risk-free interest rate	3.43%	3.94%	3.43%	3.90%
Expected term	5.0	5.0	5.0	5.0
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Basic and Diluted Net Income Attributable to Common Stockholders per Common Share (continued)
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Basic net income attributable to common stockholders per common share:
Net income	$8,964	$13,057	$41,165	$41,571
Dividends on and accretion of convertible preferred stock	(2,578)	—	(7,568)	(4,313)

Basic net income attributable to common stockholders	$6,386	$13,057	$33,597	$37,258

Basic net income attributable to common stockholders per common share	$1.10	$0.22	$6.05	$1.49

Diluted net income attributable to common stockholders per common share:
Basic net income attributable to common stockholders	$6,386	$13,057	$33,597	$37,258
Dividends on and accretion of convertible preferred stock	2,578	—	7,568	4,313

Diluted net income attributable to common stockholders	$8,964	$13,057	$41,165	$41,571

Diluted net income attributable to common stockholders per common share	$0.11	$0.17	$0.51	$0.54

Weighted average common shares outstanding — basic	5,804	60,351	5,550	25,016
Dilutive effect of:
Stock options for the purchase of common stock	7,426	10,765	7,051	10,094
Conversion of preferred stock and accrued dividends payable into common stock	64,241	—	62,361	35,367
Warrants for the purchase of common stock	6,296	6,346	6,283	6,336

Weighted average common shares outstanding — diluted	83,767	77,462	81,245	76,813

Income Taxes
     Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (continued)
tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
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
     As of June 30, 2004, the Company generated operating profits for six consecutive quarters and had fully utilized its federal net operating loss carryforwards. As a result of this earnings trend and projected operating results over future years, the Company reversed approximately $20.2 million of its deferred tax asset valuation allowance, having determined that it was more likely than not that these deferred tax assets would be realized. This reversal resulted in the recognition of an income tax benefit of $16.9 million and a reduction of goodwill of $3.3 million. Of the total income tax benefit recognized, approximately $14.5 million relates to a federal deferred tax benefit with the remainder representing the state deferred tax benefit. As a result, income tax expense has been recorded based on pre-tax income for the three and nine months ended September 30, 2005. The effective income tax expense (benefit) rate was 38.8% and 40.0% for the three months ended September 30, 2004 and 2005 and (3.8%) and 39.9% for the nine months ended September 30, 2004 and 2005, respectively.
Comprehensive Net Income
     There were no material differences between net income and comprehensive net income for the three and nine months ended September 30, 2004 and 2005.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (continued)
•	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 2 to the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) on its results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. The Company plans to adopt SFAS No. 123(R) using the modified prospective method on January 1, 2006.
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
     The Company allocated the purchase price principally to customer lists ($2.6 million) and goodwill ($1.1 million). Customer lists are included in intangible assets and are being amortized on a straight-line basis over five years. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recorded a deferred tax liability of approximately $1.0 million with an offset to goodwill.
4. GOODWILL and INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	December 31,	September 30,
	2004	2005
		(unaudited)
Goodwill	$49,453	$50,566

Other intangible assets:
Customer lists	996	3,566
Acquired technology	2,208	2,208

Total other intangibles	3,204	5,774
Accumulated amortization	(1,954)	(2,901)

Other intangible assets, net	$1,250	$2,873

     Amortization expense related to other intangible assets, which is included in depreciation and amortization expense, was $263,000 and $274,000 for the three months ended September 30, 2004 and 2005 and $1,096,000 and $947,000 for the nine months ended September 30, 2004 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2005, 2006, 2007, 2008, 2009 and thereafter is expected to be approximately $1,165,000, $858,000, $726,000, $514,000, $514,000 and $43,000, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)
Common Stock
     On February 14, 2005, the Company granted options to employees for the purchase of 341,844 shares of Class B common stock with an exercise price of $10.86, which represented a contemporaneous determination of fair market value of the Company’s Class B common stock by the Company’s board of directors.
     During February 2005, the Company granted fully vested options to nonemployees for the purchase of 22,400 shares of Class B common stock at a weighted average exercise price of $10.86 per share. The Company recognized compensation expense of approximately $180,000. The fair value of these awards was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.38%; and dividend yield of 0.00% during the option term.
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
     On June 28, 2005, the Company made an initial public offering (IPO) of 31,625,000 shares of Class A common stock, which included the underwriters’ over-allotment option exercise of 4,125,000 shares of Class A common stock. All the shares of Class A common stock sold in the IPO were sold by selling stockholders and, as such, the Company did not receive any proceeds from the offering. In connection with this transaction, the Company incurred offering costs and other IPO-related expenses of approximately $4.9 million for the nine months ended September 30, 2005, which is recorded in general and administrative expense on the unaudited consolidated statements of operations.
     In connection with the formation of NeuLevel, Inc. (NeuLevel), the Company’s 90%-owned subsidiary, the Company granted the minority interest holder of NeuLevel an option to purchase, within 30 days of completion of the Company’s IPO, up to $20.0 million worth of Class B common stock at a purchase price per share equal to the public offering price. This option expired unexercised.

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
     Cost of revenue includes all direct materials, direct labor, and those indirect costs related to the generation of revenue such as indirect labor, materials and supplies. Our primary cost of revenue is related to our information technology and systems department, including network costs, data center maintenance, database management, and data processing costs, as well as personnel costs associated with service implementation, product maintenance, customer deployment and customer care. Cost of revenue also includes costs relating to developing modifications and enhancements of our existing technology and services.
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
     In addition to the administrative functions associated with our role as the National Pooling Administrator, we also generate revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with North American Portability Management, LLC, and we recognize revenue on a per transaction fee basis as the services are performed. For our Internet domain name services, we generate revenue for Internet domain name registrations, which generally have contract terms between one and ten years. We recognize revenue on a straight-line basis over the lives of the related customer contracts. We generate revenues from our Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.
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
     Significant Contracts
     We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management, LLC, an industry group that represents all telecommunications service providers in the United States. We recognize revenue under our contracts with North American Portability Management, LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission, or FCC. On November 4, 2005, Bellsouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. The FCC has not indicated whether it will take any action based on this petition, and any such response would likely be adopted only after a formal rulemaking process. We do not believe that this proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. Under our contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.
     The per-transaction pricing under these contracts provides for annual volume discounts (credits) that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005, the maximum aggregate volume discount (credit) is $7.5 million, which is applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold has been surpassed. When the aggregate discount (credit) has been fully satisfied, the per-transaction pricing is restored to the prevailing contractual rate. During August 2005, we exceeded the pre-determined annual transaction volume threshold, which resulted in the issuance of $5.0 million of volume credits for the three months ended September 30, 2005. During the fourth quarter of 2005, we anticipate that we will issue the remaining $2.5 million of these volume-based credits.
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
     In December 2003, these contracts were amended to extend their expiration date from May 2006 to May 2011, and the per-transaction fee charged to our customers over the term of the contracts was reduced. As part of the amendments, we agreed to retroactively apply the new transaction fee to all 2003 transactions processed and granted credits totaling $16.0 million. These credits are being applied to customer invoices over a 23-month period beginning in January 2004. Additionally, we obtained letters of credit totaling $16.0 million in January 2004 to secure a portion of these customer credits. As of December 31, 2004 and September 30, 2005, approximately $15.5 million and $3.6 million, respectively, of these customer credits were outstanding. The amount of our revenue derived under our contracts with North American Portability Management, LLC was $69.2 million, $84.5 million, and $130.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.
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
     Valuation of Goodwill and Intangible Assets
     Previous acquisitions resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. Goodwill is not subject to amortization; instead it is subject to new impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. We test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about our operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.
     Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis.
     Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts
     Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with North American Portability Management, LLC, we bill a RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. The RRC fees are recorded as an accrued liability when collected. For the period January 1, 2002 through June 30, 2004, this fee was 3% of monthly billings. On July 1, 2004, the RRC fee was reduced to 2%. On July 1, 2005, the RRC fee was reduced to 1%. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $4.3 million and $2.0 million are included in accrued expenses as of December 31, 2004 and September 30, 2005, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.
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
     Stock-Based Compensation
     We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations, which require us to recognize compensation cost for the excess of the fair value of the stock at the grant date over the exercise price, if any. An alternative method of accounting would apply the principles of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which require the fair value of the stock option to be recognized at the date of grant and amortized as compensation expense over the stock option’s vesting period. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value-based method in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services (EITF 96-18). See the discussion under “—Recent Accounting Pronouncements” below.
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
     During the first three quarters of 2005, addressing transactions also increased due to the emergence of IP service providers. In particular, VoIP service providers are rapidly expanding their operations and experiencing an increased need for access to inventories of telephone numbers, which has driven demand for our addressing services. We expect significant growth in the number of addressing transactions in the remainder of 2005 and 2006 as IP service providers continue to develop an inventory of telephone number resources.
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
     As a public company, we have experienced, and will continue to experience, increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the New York Stock Exchange. To comply with the corporate governance and operating requirements of being a public company, we will incur increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers liability insurance. We believe that these costs will approximate $3.0 to $3.5 million annually.
     In 2003 and 2004, we were able to utilize net operating loss carryforwards and deferred tax benefits from previous years to offset taxable income and income tax expense related to U.S. federal income taxes. These carryforwards and deferrals were exhausted in 2004. In 2005 and future years, we expect our profits to be subject to U.S. federal income taxes at the statutory rates.

Consolidated Results of Operations
     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005
     The following table presents an overview of our results of operations for the three months ended September 30, 2004 and 2005.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2005	2004 vs. 2005
	$	$	$ Change	% Change
		(in thousands, except per share data)
Revenue:
Addressing	$14,176	$19,190	$5,014	35.4%
Interoperability	9,314	12,242	2,928	31.4
Infrastructure and other	21,739	27,528	5,789	26.6

Total revenue	45,229	58,960	13,731	30.4

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	12,874	17,124	4,250	33.0
Sales and marketing	6,050	7,186	1,136	18.8
Research and development	1,938	3,092	1,154	59.5
General and administrative	5,310	5,626	316	6.0
Depreciation and amortization	4,263	4,223	(40)	(0.9)
Restructuring charges	—	17	17	—

	30,435	37,268	6,833	22.5

Income from operations	14,794	21,692	6,898	46.6
Other (expense) income:
Interest expense	(527)	(503)	24	4.6
Interest income	380	559	179	47.1

Income before income taxes	14,647	21,748	7,101	48.5
Provision for income taxes	5,683	8,691	3,008	52.9

Net income	8,964	13,057	4,093	45.7
Dividends on and accretion of preferred stock	(2,578)	—	2,578	—

Net income attributable to common stockholders	$6,386	$13,057	6,671	104.5%

Net income attributable to common stockholders per common share:
Basic	$1.10	$0.22

Diluted	$0.11	$0.17

Weighted average common shares outstanding:
Basic	5,804	60,351

Diluted	83,767	77,462

     Revenue
     Total revenue. Total revenue increased $13.7 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume credits under our contracts with North American Portability Management, LLC based on our exceeding pre-determined annual transaction volume thresholds under those contracts. The impact of this volume credit was a $5.0 million reduction of revenue for the three months ended September 30, 2005. In 2004, the pre-determined annual transaction volume threshold was not met until the fourth quarter.
     Addressing. Addressing revenue increased $5.0 million due to the growth in the number of wireless subscribers, the increase in new communications services being offered by our customers and the continued expansion of carrier networks. Of this amount, revenue from pooling transactions increased $2.9 million, primarily as service providers continued to build inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet and wireless telephony users. In addition, Common Short Codes revenue increased $1.6 million due to an increase in the number of subscribers for Common Short Codes, as well as an increase in the number of service providers that carried Common Short Codes across their networks. Revenue from our domain name services increased $0.5 million due in large part to the increased number of subscribers.
     Interoperability. Interoperability revenue increased $2.9 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanding service offerings such as enhanced order management services for wireless data and Internet telephony providers. Specifically, revenue from number portability transactions increased $1.6 million, and revenue from our order management services increased $1.2 million.
     Infrastructure and other. Infrastructure and other revenue increased $5.8 million due to an increase in the demand for our network management services. Of this amount, $3.8 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades and network optimization. Connection fees and other revenues increased $2.0 million due in part to revenue related to one-time functionality improvements that our customers requested.
     Expense
     Cost of revenue. Cost of revenue increased $4.3 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our Common Short Codes service. Of this amount, personnel and employee related expense increased $1.7 million due to increased personnel to support our customer deployment group, software engineering group and operations group. Contractor costs increased $1.1 million for software maintenance activities and managing industry changes to our clearinghouse. Additionally, cost of revenue increased by $1.4 million due to royalty expenses related to Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. Cost of revenue as a percentage of revenue increased to 29.0% in the three months ended September 30, 2005, as compared to 28.5% for the three months ended September 30, 2004.
     Sales and marketing. Sales and marketing expense increased $1.1 million due to headcount additions to our sales and marketing team to focus on branding and product launches. Of this amount, personnel and employee related expense increased $1.0 million, and costs related to industry events increased $0.3 million. These increases were offset by a $0.3 million reduction in consultant and professional fees and advertising expense associated with trade events. Sales and marketing expense as a percentage of revenue decreased to 12.2% in the three months ended September 30, 2005, as compared to 13.4% for the three months ended September 30, 2004.
     Research and development. Research and development expense increased $1.2 million due to the development of Internet telephony solutions to enhance our service offerings. Personnel and employee related costs increased $0.5 million due to increased headcount. In addition, fees for consultants to augment our internal research and development team increased $0.5 million. Research and development expense as a percentage of revenue increased to 5.2% in the three months ended September 30, 2005, as compared to 4.3% for the three months ended September 30, 2004.
     General and administrative. General and administrative expense increased $0.3 million primarily due to costs incurred to support business growth and costs incurred in being a public company. General and administrative expense as a percentage of revenue decreased to 9.5% in the three months ended September 30, 2005, as compared to 11.7% for the three months ended September 30, 2004.
     Depreciation and amortization. Depreciation and amortization expense decreased $40,000 due to the expiration of certain capital leases. Depreciation and amortization expense as a percentage of revenue decreased to 7.2% for the three months ended September 30, 2005, as compared to 9.4% for the three months ended September 30, 2004.
     Restructuring charges. During the three months ended September 30, 2005, we recorded a restructuring charge of $17,000 for the closure of our facility in Oakland, CA, which was completed on October 31, 2005. There was no similar expense for the three months ended September 30, 2004.
     Interest expense. Interest expense remained relatively consistent during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Interest expense as a percentage of revenue decreased to 0.9% in the three months ended September 30, 2005, as compared to 1.2% for the three months ended September 30, 2004.
     Interest income. Interest income increased $0.2 million due to higher average cash balances. Interest income as a percentage of revenue increased to 0.9% in the three months ended September 30, 2005, as compared to 0.8% for the three months ended September 30, 2004.
     Provision for income taxes. Income tax provision increased $3.0 million to $8.7 million to reflect the expected 2005 effective tax rate. Provision for income taxes as a percentage of revenue increased to 14.7% for the three months ended September 30, 2005 compared to 12.6% for the three months ended September 30, 2004.

     Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2005
     The following table presents an overview of our results of operations for the nine months ended September 30, 2004 and 2005.

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004 vs. 2005
	$	$	$ Change	% Change
		(in thousands, except per share data)
Revenue:
Addressing	$37,982	$57,765	$19,783	52.1%
Interoperability	25,403	38,819	13,416	52.8
Infrastructure and other	60,168	82,464	22,296	37.1

Total revenue:	123,553	179,048	55,495	44.9

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	35,410	46,154	10,744	30.3
Sales and marketing	15,032	21,775	6,743	44.9
Research and development	5,409	8,540	3,131	57.9
General and administrative	13,781	22,045	8,264	60.0
Depreciation and amortization	13,487	11,740	(1,747)	(13.0)
Restructuring recoveries	—	(389)	(389)	—

	83,119	109,865	26,746	32.2

Income from operations	40,434	69,183	28,749	71.1
Other (expense) income:
Interest expense	(1,873)	(1,715)	158	8.4
Interest income	1,100	1,756	656	59.6

Income before income taxes	39,661	69,224	29,563	74.5
(Benefit from) provision for income taxes	(1,504)	27,653	29,157	(1938.6)

Net income	41,165	41,571	406	1.0
Dividends on and accretion of preferred stock	(7,568)	(4,313)	3,255	43.0

Net income attributable to common stockholders	$33,597	$37,258	$3,661	10.9%

Net income attributable to common stockholders per common share:
Basic	$6.05	$1.49

Diluted	$0.51	$0.54

Weighted average common shares outstanding:
Basic	5,550	25,016

Diluted	81,245	76,813

     Revenue
     Total revenue. Total revenue increased $55.5 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume credits under our contracts with North American Portability Management, LLC based on our exceeding pre-determined annual transaction volume thresholds under those contracts. The impact of this volume credit was a $5.0 million reduction of revenue for the nine months ended September 30, 2005. In 2004, the pre-determined annual transaction volume threshold was not met until the fourth quarter.
     Addressing. Addressing revenue increased $19.8 million due to the growth in the number of wireless subscribers, the increase in new communications services being offered by our customers, the continued consolidation of industry participants and the continued expansion of carrier networks. Of this amount, revenue from pooling transactions increased $15.1 million, primarily as service providers continued to build inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet and wireless telephony users. Carrier consolidation also required the use of our pooling services to reallocate pooled blocks of telephone numbers to new network addresses within consolidated networks. In addition, Common Short Codes revenue increased $3.8 million due to an increase in the number of subscribers for Common Short Codes, as well as an increase in the number of service providers that carried Common Short Codes across their networks. Revenue from our domain name services increased $1.2 million due in large part to the increased number of subscribers. These increases were offset by a reduction of $0.4 million in telephone number administration fees due to reduced activity under our contract to serve as the North American Numbering Plan Administrator for the nine months ended September 30, 2005.
     Interoperability. Interoperability revenue increased $13.4 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanding service offerings such as enhanced order management services for wireless data and Internet telephony providers. Specifically, revenue from number portability transactions increased $8.0 million, and revenue from our order management services increased $5.2 million.
     Infrastructure and other. Infrastructure and other revenue increased $22.3 million due primarily to an increase in the demand for our network management services. Of this amount, $17.8 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades and network optimization. Connection fees and other revenues increased $4.5 million due in part to revenue related to one-time functionality improvements that our customers requested.
     Expense
     Cost of revenue. Cost of revenue increased $10.7 million due to growth in personnel and contractor costs to support higher transaction volumes. Of this amount, personnel and employee related expense increased $6.3 million due to increased personnel to support our customer deployment group, software engineering group and operations group. Contractor costs increased $3.0 million for software maintenance activities and managing industry changes to our clearinghouse. Additionally, cost of revenue increased by $2.3 million due to royalty expense related to Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. These increases were offset by a $0.6 million reduction in facilities expense associated with the consolidation of our Oakland facilities. Cost of revenue as a percentage of revenue decreased to 25.8% in the nine months ended September 30, 2005, as compared to 28.7% for the nine months ended September 30, 2004.
     Sales and marketing. Sales and marketing expense increased $6.7 million due in large part to headcount additions to our sales and marketing team to focus on branding and product launches and the recording of stock-based compensation expense for non-employee option grants. Of this amount, personnel and employee related expenses, including stock-based compensation expense, increased $5.3 million due primarily to the acceleration of vesting of various non-employee stock options. In addition, costs related to industry events, advertising and travel increased $0.9 million. Sales and marketing expense as a percentage of revenue remained constant at 12.2% in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

     Research and development. Research and development expense increased $3.1 million due to the development of Internet telephony solutions to enhance our service offerings. Personnel and employee related costs increased $2.1 million due to increased headcount. In addition, fees and related expenses for consultants to augment our internal research and development team increased $0.5 million. Research and development expense as a percentage of revenue increased to 4.8% in the nine months ended September 30, 2005, as compared to 4.4% for the nine months ended September 30, 2004.
     General and administrative. General and administrative expense increased $8.3 million primarily due to costs incurred to support business growth and costs incurred in preparation for becoming a public company, as well as recording stock-based compensation expense for non-employee stock option grants. Of this amount, personnel and employee related expense, including stock-based compensation expense, increased $2.0 million due primarily to the acceleration of vesting of various non-employee stock options, and legal and accounting fees increased $1.0 million. In addition, we recorded $4.9 million of offering costs related to our initial public offering and other IPO-related expense, which included legal, accounting and consulting fees. General and administrative expense as a percentage of revenue increased to 12.3% in the nine months ended September 30, 2005, as compared to 11.2% for the nine months ended September 30, 2004.
     Depreciation and amortization. Depreciation and amortization expense decreased $1.7 million due to the expiration of certain capital leases and a change in the useful life estimate in June 2004 of certain acquired intangibles. Depreciation and amortization expense as a percentage of revenue decreased to 6.6% for the nine months ended September 30, 2005, as compared to 10.9% for the nine months ended September 30, 2004.
     Restructuring recoveries. During the nine months ended September 30, 2005, we recorded a net restructuring recovery of $0.4 million, which consisted of a restructuring charge of $0.3 million for the closure of our facility in Oakland, CA which was completed on October 31, 2005, and a restructuring recovery of $0.7 million after entering into a sublease for our leased property in Chicago because that sublease had more favorable rates than originally assumed when we recorded a restructuring liability in 2002 for the closure of excess facilities.
     Interest expense. Interest expense decreased $0.2 million as a result of lower interest charges on outstanding notes as principal was reduced, as well as a decrease in the number of capital leases. Interest expense as a percentage of revenue decreased to 1.0% in the nine months ended September 30, 2005, as compared to 1.5% for the nine months ended September 30, 2004.
     Interest income. Interest income increased $0.7 million due to higher average cash balances. Interest income as a percentage of revenue increased to 1.0% in the nine months ended September 30, 2005, as compared to 0.9% for the nine months ended September 30, 2004.
     (Benefit from) provision for income taxes. We recorded a provision for income taxes of $27.7 million for the nine months ended September 30, 2005 to reflect the expected 2005 effective tax rate, as compared to a benefit from income taxes of $1.5 million for the nine months ended September 30, 2004. As of June 30, 2004, we had generated operating profits for six consecutive quarters. As a result of this earnings trend, we determined that it was more likely than not that we would realize our deferred tax assets and reversed approximately $20.2 million of our deferred tax asset valuation allowance. The reversal resulted in recognition of an income tax benefit of $16.9 million and a reduction of goodwill of $3.3 million. The benefit was offset by current income tax expense of $6.1 million and deferred income taxes of $9.4 million, resulting in a net income tax benefit of $1.5 million. Provision for income taxes as a percentage of revenue increased to 15.4% for the nine months ended September 30, 2005 compared to (1.2%) for the nine months ended September 30, 2004.

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
     Total cash and cash equivalents and short-term investments were $84.3 million at September 30, 2005, compared to $81.2 million at June 30, 2005. As of September 30, 2005, we had $4.3 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.
     As part of the recapitalization effected in connection with our initial public offering, we paid accrued and unpaid dividends on our preferred stock of approximately $6.3 million. On June 28, 2005, all of the preferred stock was converted into common stock, and no dividends are currently accruing. We have paid or expect to pay offering costs, excluding underwriting discounts and commissions, and other IPO-related expenses totaling $4.9 million in connection with our initial public offering.
Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the nine months ended September 30, 2005 was $41.9 million, as compared to $45.0 million for the nine months ended September 30, 2004. This $3.1 million decrease in net cash provided by operating activities was principally the result of a net decrease in changes in operating assets and liabilities of approximately $11.0 million. This decrease was offset by a net increase in non-cash charges of approximately $7.5 million, which was predominantly due to a $9.3 million increase in deferred income taxes.
     Cash flows from investing
     Net cash used in investing activities was $36.7 million for the nine months ended September 30, 2005, compared to $45.9 million for the nine months ended September 30, 2004. This $9.2 million decrease in net cash used in investing activities was principally due to a reduction in purchases of short-term investments of $13.3 million offset by an increase in purchases of property and equipment of $1.9 million and the purchase of a business for $2.2 million.
     Cash flows from financing
     Net cash used in financing activities was $8.2 million for the nine months ended September 30, 2005, compared to $22.7 million for the nine months ended September 30, 2004. This $14.5 million decrease in net cash used in financing activities was principally the result of a decrease of $12.4 million for required letters of credit relating to our December 2003 contract amendments with North American Portability Management, LLC, a $4.8 million decrease in repayments of notes payable and capital leases, and a $2.5 million increase in proceeds received from the exercise of common stock options offset by the $6.3 million payment of preferred stock dividends.
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
     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair-value method may have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in Note 2 to our consolidated financial statements. We are currently evaluating the impact of the adoption of SFAS No. 123(R) on our results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. We plan to adopt SFAS No. 123(R) using the modified prospective method on January 1, 2006.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2005.
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
     Because telecommunications service providers must query a copy of our continuously updated databases to route virtually every telephone call in North America, the integrity of our data centers is essential to our business. We may not have sufficient redundant systems or back up facilities to allow us to receive and process data in the event of a loss of, or damage to, a data center. We could lose, or suffer damage to, a data center in the event of power loss; natural disasters such as fires, earthquakes, floods and tornadoes; telecommunications failures, such as transmission cable cuts; or other similar events that could adversely affect our customers’ ability to access our clearinghouse. We may be required to make significant expenditures to repair or replace a data center. Any interruption to our operations due to the loss of, or damage to, a data center could harm our reputation and cause our customers to reduce their use of our services, which could harm our revenues and business prospects.
The failure of the third-party software and equipment used by our customers or that we use in our clearinghouse could cause interruptions or failures of our systems.
     We incorporate hardware, software and equipment developed by third parties in our clearinghouse. Our third-party vendors include, among others, International Business Machines Corporation, or IBM, and Oracle Corporation for database systems and software, and EMC Corporation and Hewlett-Packard Company for equipment. Similarly, to access our clearinghouse and utilize our services, many of our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. As a result, our ability to provide clearinghouse services depends in part on the continued performance and support of the third-party products on which we and our customers rely. If these products experience failures or have defects and the third parties that supply the products fail to provide adequate support, this could result in or exacerbate an interruption or failure of our systems or services.

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
     In addition to offering telephone number portability and other clearinghouse services under our contracts with North American Portability Management, LLC, some of our service offerings not related to these contracts require that we use certain data from our clearinghouse. We have been informed by North American Portability Management, LLC that they believe that use of this data, which is unrelated to our performance under these contracts, may not be permissible under the current agreements. Although in 2004 less than 1% of our revenues came from the provision of these unrelated services, if we are subject to adverse terms of access or are not permitted to use this data, our ability to offer new services requiring the use of this data may be limited.
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
     Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the

National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or our customers, as the case may be, for any reason, including for performance-related or other reasons, or if another provider offers to perform the same or similar services for a lower price, we may be unable to extend or renew these contracts. In that event, the number of services we are able to offer may be reduced, which would adversely affect our revenues from the provision of these services. In addition, although these contracts in the aggregate constituted less than 9.7% of our revenues in 2004, and no single one of these contracts constituted more than 6.1% of our revenues in 2004, each of these contracts establishes us as the sole provider of the particular services covered by that contract during its term. If one of these contracts were terminated, or if we were unable to renew or extend the term of any particular contract, we would no longer be able to provide the services covered by that contract and could suffer a loss of prestige that would make it more difficult for us to compete for contracts to provide similar services in the future.
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
     The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements. We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for our clearinghouse services could change in ways that we cannot easily predict and our revenues could decline. These risks include the ability of the federal government, most notably the FCC, to:
•	increase regulatory oversight over the services we provide;

•	adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example, Bellsouth Corporation recently filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC;

•	prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•	adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers;

•	appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide; and

•	prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the

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
     Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our addressing, interoperability and infrastructure services, and by developing new features, services and applications to meet changing customer needs. We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers or market share. Although we currently provide our services primarily to traditional telecommunications companies, many existing and emerging companies are providing, or propose to provide, IP-based voice services. Our future revenues and profits will depend, in part, on our ability to provide services to IP-based service providers.
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
     We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of your ownership of our securities. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

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

We will continue to incur increased costs as a public company as a result of recently enacted and proposed changes in laws and regulations.
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules of the Securities and Exchange Commission and the New York Stock Exchange, have resulted and will continue to result in increased costs to us, including those related to corporate governance and the costs to operate as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive and costly evaluation and obtain an audit of their internal controls. The new rules could also make it more difficult or more costly for us to maintain certain types of insurance, including directors’ and officers’ liability insurance. The impact of these events could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
We may need additional capital in the future and it may not be available on acceptable terms.
     We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations, finance investments in equipment or infrastructure, or respond to competitive pressures or strategic opportunities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. In addition, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:
•	not be able to continue to meet customer demand for service quality, availability and competitive pricing;

•	be forced to reduce our operations;

•	not be able to expand or acquire complementary businesses; and

•	not be able to develop new services or otherwise respond to changing business conditions or competitive pressures.
Risks Related to Our Common Stock
Our common stock price may be volatile.
     The market price of our Class A common stock may fluctuate widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:
•	our perceived prospects and the prospects of the telephone and Internet industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for communications companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.
     Each of these factors, among others, could have a material adverse effect on investments in our Class A common stock. In addition, in recent years, the stock market in general and the shares of technology companies in particular have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. Some companies that have had volatile market prices for their securities have had securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, prospects, financial condition and results of operations.
One of our stockholders holds a significant block of shares in our company and, as a result, may have significant influence over our company.
     Two representatives of Warburg Pincus serve on our seven-member board of directors and, pursuant to an agreement between us and certain holders of our Class A common stock, we anticipate that representatives of Warburg Pincus will continue to serve on our board of directors in the future. In addition, affiliates of Warburg Pincus own or control approximately 27.7% of the outstanding shares of Class A common stock. As of November 1, 2005, a portion of the shares owned by these stockholders was held in a voting trust that controls the voting rights with respect to some actions that are subject to the approval of our stockholders under applicable law. However, under the terms of the trust agreement, these stockholders may hold up to 9.9% of the voting power of our outstanding shares of capital stock directly, and they have full voting power over such shares. In addition, they will have the right to direct the voting trust as to how to vote their shares held in trust with respect to, among other things, any merger, sale or similar transaction involving NeuStar, the issuance of capital stock and the incurrence of substantial indebtedness. As a result of their substantial ownership interest, these affiliates of Warburg Pincus may have the ability to significantly influence the outcome of a vote by our stockholders in respect of these matters, and their interests could conflict with the interests of our other stockholders. Additionally, they and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete or could in the future compete, directly or indirectly, with us. For example, another Warburg Pincus fund has a significant investment in Telcordia Technologies, Inc., which has competed (and may compete in the future) with us. Warburg Pincus and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
The existence of shares eligible for future sale may cause our stock price to decline.
     Prior to our initial public offering on June 29, 2005, there was no public market for the Class A common stock, which began trading on the New York Stock Exchange under the symbol “NSR” on June 29, 2005. We can make no prediction as to the effect, if any, that sales of shares of Class A common stock or the availability of shares of Class A common stock for sale will have on the market price of our Class A common stock. Nevertheless, sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur, could adversely affect market prices.
     As of November 1, 2005, there were 60,330,246 shares of Class A common stock outstanding, and there were 449,665 shares of Class B common stock outstanding, which are immediately convertible into Class A common stock at the election of the holder. We have also reserved an additional 6,361,383 shares of Class A common stock for issuance upon exercise of warrants to purchase our Class A common stock outstanding as of November 1, 2005, and an additional 20,201,274 shares of Class A common stock for issuance upon exercise of options or other awards that have been granted or may be granted under the NeuStar, Inc. 1999 Equity Incentive Plan and the NeuStar, Inc. 2005 Stock Incentive Plan.
     Subject to restrictions on ownership and transfer of our capital stock contained in our certificate of incorporation, all of the 31,625,000 shares sold in our initial public offering are, and all of the shares issued under our 1999 Equity Incentive Plan or 2005 Stock Incentive Plan are or will be, transferable without restriction or further registration under the Securities Act of 1933, except for any such shares held or acquired by our “affiliates,” as such term is defined under Rule 144 of the Securities Act. In addition, any other outstanding shares sold by our stockholders pursuant to Rule 144 or another exemption from registration will be freely transferable without restriction or further registration under the Securities Act, except for any such shares held or acquired by our affiliates. Shares held by our affiliates may be sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as Rule 144.
     Our principal stockholders, including affiliates of Warburg Pincus LLC and MidOcean Capital Investors, L.P., have certain registration rights.
     In our initial public offering, certain stockholders and option holders agreed that, until at least December 27, 2005, subject to limited exceptions, they would not dispose of or otherwise transfer any shares of our Class A common stock or any securities convertible into or exchangeable for our Class A common stock. According to our books and records, based on shares beneficially owned as of November 1, 2005 (calculated in accordance with the rules of the Securities and Exchange Commission), the stockholders and optionholders who executed lockup agreements beneficially owned 41,781,511 shares of our Class A common stock, of which 31,562,345 shares are beneficially owned by our directors and “executive officers” (as defined under Section 16 of the Securities Exchange Act of 1934) and other affiliates of ours, that will be released from this contractual lockup on December 27, 2005.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, and the market price of our Class A common stock may be lower as a result.
     We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise enable holders of less than a majority of our voting securities to elect some of our directors;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following election;

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	disqualify any individual from serving on our board if such individual’s service as a director would cause us to violate our neutrality requirements;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In order to comply with our neutrality requirements, our certificate of incorporation contains ownership and transfer restrictions relating to telecommunications service providers and their affiliates, which may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our Class A common stock may be lower as a result.
     In order to comply with neutrality requirements imposed by the FCC in its orders and rules, no entity that qualifies as a “telecommunications service provider” or affiliate of a telecommunications service provider, as such terms are defined under the Communications Act of 1934 and FCC rules and orders, may beneficially own 5% or more of our capital stock. As a result, subject to limited exceptions, our certificate of incorporation prohibits any telecommunications service provider or affiliate of a telecommunications service provider from beneficially owning, directly or indirectly, 5% or more of our outstanding capital stock. Among other things, our certificate of incorporation provides that:
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

     Our board of directors has the authority to make determinations as to whether any particular holder of our capital stock is a telecommunications service provider or an affiliate of a telecommunications service provider. Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation. In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider or an affiliate of a telecommunications service provider. If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner – meaning, among other things, that we may elect to purchase the excess shares or require that the excess shares be sold to a third party whose ownership will not violate the restriction. We may request additional information from our stockholders to ensure compliance with this restriction. Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.
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
     We did not supply the holders of options granted under our 1999 Equity Incentive Plan with financial and other information required to comply with Rule 701 under the Securities Act. Shares issued upon exercise of options granted during this time were issued in violation of Section 5 of the Securities Act of 1933. In addition, we did not comply with certain requirements in California and Maryland to qualify the issuance of our options under the securities laws in those states. As a result, regulators could impose monetary fines or other sanctions as provided under these federal and state laws. In addition, holders of those options and shares acquired upon exercise of such options may have rescission rights against us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk related to foreign currency exchange is due to our number portability contract with Canadian LNP Consortium, Inc. Based on this agreement, we recognize revenue on a per transaction basis as the services are performed and bill for these services using the Canadian dollar at a fixed exchange rate that is updated annually. As a result, we are affected by currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The net impact of foreign exchange rate fluctuations on earnings was not material for the three- and nine-month periods ended September 30, 2004 and 2005, respectively. Interest rate exposure is primarily limited to the approximately $68.3 million of short-term investments owned by us at September 30, 2005. Such investments consist principally of commercial paper, high-grade auction rate securities and U.S. government or corporate debt securities. We do not actively manage the risk of interest rate fluctuations; however, such risk is mitigated by the relatively short-term nature of our investments. We do not consider the present rate of inflation to have a material impact on our business.
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
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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
     From July 1, 2005 through September 19, 2005, we issued 553,882 shares of Class A common stock upon exercise of options by directors, officers, employees and consultants. We received aggregate proceeds of $1,813,439 from the payment of the exercise price with respect to such options. This issuance was undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, including by Rule 701 promulgated thereunder, as a transaction pursuant to compensatory benefit plans and contracts relating to compensation.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Class A Common Stock Certificate.*

4.2	Specimen Class B Common Stock Certificate.*

4.3	Stockholders Agreement, dated June 28, 2005, by and among NeuStar, Inc. and the stockholders named therein.¢

4.4	Registration Rights Agreement, dated as of June 5, 2001, by and among NeuStar, Inc. and the stockholders named therein.*

4.5	Form of Warrants dated December 7, 1999.^

10.3.2	Amendment to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.$

10.3.3	Amendment to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.^

10.4.1	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission. $

10.5.1	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce.^

10.5.2	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce.^

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.^

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.^

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

^	Filed herewith.

*	Incorporated by reference to NeuStar, Inc.’s registration statement on Form S-1 (File No. 333-123635).

$	Incorporated by reference to NeuStar, Inc.’s report on Form 8-K, filed on September 15, 2005.

¢	Incorporated by reference to NeuStar, Inc.’s quarterly report on Form 10-Q filed on August 15, 2005 (File No. 001-32548).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: November 10, 2005	By:	/s/ JEFFREY A. BABKA

Jeffrey A. Babka
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)