Form 10-K
period 2005-12-31
NEUSTAR INC
filed 2006-03-29
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission File No. 001-32548

NeuStar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2141938
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

46000 Center Oak Plaza	20166
Sterling, Virginia	(Zip Code)
(Address of principal executive offices)
(571) 434-5400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑ .
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑ .
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      On March 17, 2006, 71,078,245 shares of NeuStar Class A common stock were outstanding and 27,284 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2005 was approximately $140.3 million.
      DOCUMENTS INCORPORATED BY REFERENCE:
      Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

      Unless the context requires otherwise, references in this report to “NeuStar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.
PART I

ITEM 1.	BUSINESS.
Overview
      We provide the North American communications industry with essential clearinghouse services. Our customers use the databases we contractually maintain in our clearinghouse to obtain data required to successfully route calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. We operate the authoritative directories that manage virtually all telephone area codes and numbers, and we enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Nextel Corporation, AT&T Corp. and Cingular Wireless LLC, must access our clearinghouse as one of our customers to properly route virtually all of their customers’ calls. We also provide clearinghouse services to emerging CSPs, including Internet service providers, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, we manage the authoritative directories for the .us and .biz Internet domains, as well as for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry.
      We provide our services from our clearinghouse, which includes unique databases and systems for workflow and transaction processing. Our customers access our clearinghouse databases through standard connections, which we believe is the most efficient and cost-effective way for CSPs to exchange operationally essential data in a secure environment that does not favor any particular customer or technology. In addition, we believe that our clearinghouse positions us well to meet the complex needs of the communications industry going forward. Today, our services allow our customers to manage competitive turnover of their customers, subscriber growth, technology change, network optimization, and industry consolidation. Furthermore, we believe our services are essential to the growth of new CSPs and new end-user services that will develop as the industry shifts from conventional circuit-switched communications to Internet protocol, or IP, and third generation wireless technology.
      We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution that the communications industry relies upon to meet this mandate, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide the communications industry in North America with critical technology services that solve the addressing, interoperability and infrastructure needs of CSPs. These services are now used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. We enable CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure. We enable CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their networks.

Company Information and History
      We were incorporated in Delaware in 1998 to acquire our business from Lockheed Martin Corporation. This acquisition was completed in November 1999. Our principal executive offices are located at 46000 Center Oak Plaza, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.
      On June 28, 2005, we effected a recapitalization, which involved (i) payment of all accrued and unpaid dividends on all of the then-outstanding shares of preferred stock, followed by the conversion of all such shares into shares of common stock, (ii) the amendment of our certificate of incorporation to provide for Class A common stock and Class B common stock, and (iii) the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock. We refer to these transactions collectively as the Recapitalization. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock, and we anticipate that all holders of Class B common stock will ultimately convert their shares into shares of Class A common stock.
      On June 28, 2005, we made an initial public offering of 31,625,000 shares of Class A common stock, which included the underwriters’ over-allotment option exercise of 4,125,000 shares of Class A common stock. All the shares of Class A common stock sold in the initial public offering were sold by selling stockholders and, as such, we did not receive any proceeds from that offering. In December 2005, we completed an additional offering of 20,000,000 shares of Class A common stock, all of which were sold by selling stockholders. As such, we did not receive any proceeds from that offering.
Industry Background
      Changes in the structure of the communications industry over the past two decades have presented increasingly complex technical and operating challenges. Whereas the Bell Operating System once dominated the U.S. telecommunications industry, there are now thousands of service providers, all with disparate networks. Today these service providers must interconnect their networks and carry each other’s traffic to route phone calls, unlike in the past when a small number of incumbent wireline carriers used established, bilateral relationships. In addition, CSPs are delivering a broad set of new services using a diverse array of technologies. These services, which include voice, data and video, are used in combinations that are far more complex than the historical, uniform voice services of traditional carriers.
      The increasing complexity of the communications industry has produced operational challenges, as the legacy, in-house network management and back office systems of traditional carriers were not designed to capture all of the information necessary for provisioning, authorizing, routing and billing these new services. In particular, it has become significantly more difficult for service providers to:

•	Locate end-users. Identify the appropriate destination for a given communication among multiple networks and unique addresses, such as wireline and wireless phone numbers as well as IP and e-mail addresses;

•	Establish identity. Authenticate that the users of the communications networks are who they represent themselves to be and that they are authorized to use the services being provided;

•	Connect. Route the communication across disparate networks;

•	Provide services. Authorize and account for the exchange of communications traffic across multiple networks; and

•	Process transactions. Capture, process and clear accounting records for billing, and generate settlement data for inter-provider compensation.
Our Clearinghouse
      We provide our services through our clearinghouse, which has been designed to provide substantial advantages in meeting the challenges facing the communications industry for both traditional voice and IP networks. First, our clearinghouse databases and capabilities provide competing CSPs with fair, equal and secure access to essential shared resources such as telephone numbers and domain names. This sharing of data is critical for locating end-users and establishing their identity. Second, our clearinghouse databases and capabilities serve as an authoritative directory to ensure proper routing of voice, advanced data applications and IP-based communications regardless of originating or terminating technologies. Third, CSPs access our clearinghouse through standard connections. Our clearinghouse also enables connections to authoritative operating data for CSPs and providers of other service elements, including content, entertainment and financial transactions. As a result, it facilitates advanced services, such as multi-media content services. Finally, our services facilitate the management of networks and services, including the deployment of new technologies and protocols, the balancing of communications traffic across a CSP’s internal networks, and network consolidation.
      To ensure our role as a provider of essential services to the North American communications industry, we designed our clearinghouse to be:

•	Reliable. Our clearinghouse services depend on complex technology that is designed to deliver reliability consistent with telecommunications industry standards. Under our contracts, we have committed to our customers to deliver high quality services across numerous measured and audited service levels, such as system availability, response times for help desk inquiries and billing accuracy, consistent with telecommunications industry standards.

•	Scalable. The modular design of our clearinghouse enables capacity expansion without service interruption, and with incremental investment that provides significant economies of scale.

•	Neutral. We provide our services in a competitively neutral way to ensure that no one telecommunications service provider, telecommunications industry segment or technology or group of telecommunications customers is favored over any other. Moreover, we have committed not to be a telecommunications service provider in competition with our customers.

•	Trusted. The data we collect are important and proprietary. Accordingly, we have appropriate procedures and systems to protect the privacy and security of customer data, restrict access to the system and generally protect the integrity of our clearinghouse. Our performance with respect to neutrality, privacy and security is independently audited regularly.
NeuStar Services

Addressing
      “Addresses” are a shared resource among CSPs. Each communications device must have a unique address so that communications can be routed properly to that device. With the development of new technologies, the number and type of addressing resources increase, and the advent of bundled services, such as voice plus text messaging, may require that multiple addresses be identified for what is intended to be a single, integrated communication to one or more devices used by a single user or a group of users.
      For communications to reliably reach the intended users, we believe that the communications industry requires a trusted, authoritative administrator of addressing directories to route communications. Moreover, we believe that CSPs must have fair access to shared addressing resources and must be able to access the administrator’s systems to ensure the proper routing of communications. We provide a range of addressing services to meet these needs, including:

•	Telephone Number Administration. As the North American Numbering Plan Administrator, we maintain the authoritative database of telephone numbering resources for North America. We allocate telephone numbers by geographic location and assign telephone numbers to telecommunications service providers. We administer area codes, including area code splits and overlays, and collect and forecast telephone number utilization rates by service providers. As the National Pooling Administrator, we also manage the administration of inventory and allocation of pooled blocks of unassigned telephone numbers by reassigning 1,000-number blocks of assigned but unused telephone numbers to telecommunications service providers requiring additional telephone numbers. We provide these services under fixed-fee annual and cost-plus contracts with the Federal Communications Commission, or FCC.

•	Telephone Number Pooling. In addition to the administrative functions associated with our role as the National Pooling Administrator, we also implement the administration of the allocation of pooled blocks of unassigned telephone numbers through our clearinghouse, including the reallocation of pooled blocks of telephone numbers to the consolidated network of consolidating carriers following a merger or other business combination. We are paid on a per transaction basis for this service.

•	Internet Domain Name Services.

•	.BIZ and .US Domains. We operate the authoritative registries of Internet domain names for the .biz and .us top level domains. All Internet communications routing to a .biz or .us address must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We are paid on a subscription basis for each name in the registries, which together currently contain over two million registered domain names.

•	Registry Gateway Services. We are the exclusive provider of wholesale registration services to domain name retailers for the .cn (China) and .tw (Taiwan) Internet domains for all regions outside of the home countries. We are paid on a subscription basis for each name sold through the gateway.

•	U.S. Common Short Codes. We operate the authoritative U.S. Common Short Code registry on behalf of the leading wireless providers in the United States. A Common Short Code is a string of five or six numbers, which serves as the “address” for text messages that are sent from wireless devices to businesses or organizations on a many-to-one basis. U.S. Common Short Codes are often used to count votes using wireless devices in promotional marketing efforts, such as votes for sporting event MVPs, to register for contests, and even to download applications such as ring tones. We are paid on a subscription basis for each code in the registry.

Interoperability
      To provide communications across multiple networks involving multiple service providers, industry participants must exchange essential operating data. We believe that our clearinghouse is the most efficient, logistically practical and economical means for each CSP to exchange the large volumes of operating data that are required to deliver communications services between networks. Our services include:

•	Wireline and Wireless Number Portability. Our clearinghouse is the master, authoritative directory that allows end-users to change their telephone carrier without changing their telephone numbers. In addition, service providers use this service to change the network identification associated with their end users’ telephone numbers after a merger or consolidation. We have provided this service for wireline local number portability since 1997, and in 2003 we expanded our service to provide portability of telephone numbers between wireless telecommunications service providers and between wireline and wireless telecommunications service providers. We are paid on a per transaction basis for this service.

•	Order Management Services. We provide centralized clearinghouse services that permit our customers, through a single interface, to exchange essential operating data with multiple CSPs in order to provision services. We are typically paid on a per transaction basis for each order we process. For example:

•	Local Service Request. For a CSP to establish wireline local service to an end-consumer, it must access the wireline facility to that consumer’s location. Access is obtained through a local service request made to the CSP that controls the physical line to that consumer. Using our centralized clearinghouse, we have developed a series of services to facilitate this and similar types of order management needs, such as orders for high-capacity trunks and switching services.

•	Customer Account Record Exchange. Our clearinghouse services allow for the exchange of customer account records between competing local service providers and their interexchange carrier trading partners. We are the largest clearinghouse provider for the exchange of customer account records in the communications industry. This record exchange service provides our customers with the necessary information to accurately bill and collect fees for services.

Infrastructure and Other
      Constant changes in the communications service industry require providers to make frequent and extensive changes in their own network infrastructure. Our infrastructure services are used by CSPs to efficiently reconfigure their networks and systems in response to changes in the market.

•	Network Management. Our customers use our clearinghouse to centrally process changes to essential network elements that are used to route telephone calls. We are paid on a per transaction basis for these services. Our network management services are used by our customers for a variety of different purposes, such as to replace and upgrade technologies, to balance network traffic and to reroute traffic on alternative networks in the event of a service disruption.

•	Connection Services. We provide standard connections for those CSPs that connect directly to our clearinghouse. We are paid an established fee based on the type of connection. CSPs both send and receive data through these connections.

•	Service Order Provisioning. We recently launched service order provisioning services that enable CSPs to manage their internal systems through an automated interface to our clearinghouse and other shared industry databases. This service eliminates the need for service providers to build and maintain their own internal service order provisioning system. We are paid on a per transaction basis for these services.

•	Public Safety and Security Services. Increasingly, CSPs are required to produce voluminous records and conduct clandestine electronic surveillance for public safety and homeland security. In the emerging IP environment, carrier obligations under the Communications Assistance for Law Enforcement Act of 1994, or CALEA, are challenging. Our services provide carriers with a single point of contact for all information and surveillance requests. We believe our services are the most efficient, logistically practical and economical way for service providers to manage their obligations under CALEA and other electronic surveillance laws. We are typically paid on a per transaction basis for these services.
Operations

Sales Force and Marketing
      As of December 31, 2005, our sales and marketing organization consisted of 94 people who work together to proactively deliver advanced technologies and solutions to serve our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing team works closely with our sales teams to deliver comprehensive services, develop a clear and consistent corporate image and offer a full customer support system.
      We have expert sales and marketing staff who offer knowledge and experience in the management of telephone numbers, number portability and IP clearinghouse services. We believe we have close relations with our customers, and we know their systems and operations. We have worked closely with our customers to develop solutions such as national pooling, U.S. Common Short Codes, number translation services, and the provisioning of service requests for VoIP providers. Our sales teams strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers.

Customer Support
      Our customer support organization operates 24 hours a day, 7 days a week and 365 days a year. It is in charge of implementation of our service offerings from the point at which a contract is signed until the point at which our services are fully operational. Post-delivery, our staff works closely with our customers to ensure that our service level agreements are being met. They continually solicit customer feedback and are in charge of bringing together the proper internal resources to troubleshoot any problems or issues that customers may have. Performance of the group is measured by customer satisfaction surveys as well by the group’s ability to limit service downtime.

Operational Capabilities
      We operate state-of-the-art data centers that support our clearinghouse services. Our data centers are custom designed for the processing and transmission of high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management, and information security. These include equipment from International Business Machines Corporation, or IBM, Cisco Systems, Inc., Sun Microsystems, Inc., Dell Inc., and EMC Corporation, and database systems and software from Oracle Corporation and IBM. In each instance where we use a third-party vendor, we subscribe to the highest level of service and responsiveness available from that vendor. To protect the integrity of our systems, we utilize encryption and other security techniques that well exceed industry standards.
      We have configured the major components of our networks in a manner designed to eliminate any single point of failure. All of our data centers are equipped with uninterruptible power supplies and dedicated backup generators to ensure constant, uninterrupted power availability. Additionally, our data centers are located in different states and have state-of-the-art fire detection and suppression systems, and alarm monitoring of all vital operational parameters. Our data centers are interconnected with dedicated DS3 high-speed optical connections, which are provided by two separate service providers and are physically routed on diverse paths. Each data center is always “live” with real-time mirroring of databases to ensure no interruption of service in the case of an outage at one data center. Additionally, we provide multiple points of access for our customers. We have multiple DS3 connections from four distinct service providers for customers accessing our data center via the Internet. The reliability of our clearinghouse is enhanced significantly by these physical and logistical redundancies.
      Because our original mandate was to create a clearinghouse for use by telecommunications carriers, our network has been designed to meet carrier-grade performance standards since our inception. We consistently exceed our contractual service level requirements, and our performance results are monitored internally and subjected to independent audits on a regular basis for some of our services.
Research and Development
      Our first focus in research and development is to innovate. We understand our customers’ challenges in managing an expanding array of technologies and end-user services across a growing number of CSPs. We employ industry experts in areas of technology that we believe are key to solving these problems. We believe their work has had a profound impact on the communications industry. For instance, we led the industry effort to design the architecture that underlies local number portability, which today is necessary to route virtually all calls in North America.
      Our second focus in research and development is to promote open industry standards around innovative solutions that serve our customers’ needs. We are active in industry forums where our technical expertise and neutral position in the industry are valuable in promoting consensus among competing CSPs. We led the development of the Session Initiation Protocol (SIP) technology at the Internet Engineering Task Force. This technology has been adopted by most global industry communication groups, including wireline, wireless, and IP, as the standard for VoIP and other real-time multimedia transmission over IP, such as video, music, and multimedia conferencing, and other enhanced services.
      Once the standard has been adopted, our third focus is to develop the standards-based solution that can be delivered industry-wide as a service through our clearinghouse, yielding significant benefits both to the communications industry and us. The communications industry benefits from a uniform solution that can be delivered in a timely fashion in a cost-effective manner. We benefit by introducing new services that leverage our clearinghouse and expand the sources of our revenue. For example, in a collaborative effort with several of the world’s largest Internet Exchange providers, we are currently in the development process for SIP-IX, the first comprehensive suite of services designed to enable direct network-to-network peering between trading partners for voice, video and content services using SIP-based technologies such as IP multimedia subsystem (IMS) and VoIP.
      As of December 31, 2005, we had 58 employees dedicated to research and development. We expense our research and development costs as incurred. Our research and development expense was $6.7 million, $7.4 million and $11.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.
Customers
      We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc., AT&T, Inc. and BellSouth Corporation; competitive local exchange carriers, such as XO Communications, Inc. and Focal Communications Corporation; wireless service providers, such as Verizon Wireless Inc., Cingular Wireless LLC and Sprint Nextel Corporation; and long distance carriers. We also serve emerging CSPs, including Comcast Corporation, Time Warner Telecom Inc., Cox Communications, Inc. and Cbeyond Communications Inc., and fast-growing emerging providers of VoIP services, such as Vonage Holdings Corp. and SunRocket, Inc.
      In addition to serving CSPs, we also serve a growing number of customers who are either enablers of Internet services or providers of information and content to Internet and telephone users. All Internet service providers rely on our Internet registry service to route all communications to .biz and .us Internet addresses. Domain name registrars, including Network Solutions, Inc., The Go Daddy Group, Inc., and Register.com, pay us for each .biz and .us domain name they register on behalf of their customers. Wireless service providers rely on our registry to route all Common Short Code communications, but the bulk of our customers for U.S. Common Short Codes are the information and entertainment content providers who register codes with us to allow wireless subscribers to communicate with them via text messaging.
      Our customers include over 4,500 different entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single entity accounted for more than 10% of our total revenue in 2005. The amount of our revenue derived from customers inside the United States was $106.1 million, $159.8 million and $235.5 million for the years ended December 31, 2003, 2004 and 2005, respectively. The amount of our revenue derived from customers outside the United States was $5.6 million, $5.2 million and $7.0 million for the years ended December 31, 2003, 2004 and 2005, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC was $84.5 million, $130.0 million and $188.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.
Competition
      Our services most frequently compete against the legacy in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.
      In our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes where we competed against companies including Accenture Ltd, Computer Sciences Corporation, Hewlett-Packard Company, IBM, Intrado Inc., Mitretek Systems, Inc., Nortel Networks Corporation, Pearson NCS, Perot Systems Corporation, Telcordia Technologies, Inc. and VeriSign, Inc. We have renewed or extended the term of several of these contracts since we first entered into them. As the terms of these contracts expire, we expect that other companies may seek to bid on renewals or new contracts, and we may not be successful in renewing them. In addition, prior to the expiration of our contracts to provide number portability services, North American Portability Management LLC could solicit, or our competitors may submit, proposals to replace us, in whole or in part, as the provider of the services covered by these contracts. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.
      While we do not face direct competition for the registry of .us and .biz Internet domain names, we compete with other companies that maintain the registries for different domain names, including Afilias Limited, which manages the .org and .info registries, VeriSign, Inc., which manages the .com and .net registries, and a number of managers of country-specific domain name registries (such as .uk for domain names in the United Kingdom).
      For the remainder of our services, we compete against a range of providers of interoperability and infrastructure services and/or software, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into three categories:

•	companies that develop and sell software solutions to CSPs, such as Evolving Systems, Inc., MetaSolv, Inc. and NetCracker Technology;

•	systems integrators such as Accenture Ltd, Electronic Data Systems Corporation, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for CSPs and in some cases operate and manage certain back-office systems for CSPs on an outsourced basis; and

•	companies such as CGI Group Inc., Synchronoss Technologies, Inc., Syniverse Technologies, Inc., Telcordia Technologies, Inc. VeriSign, Inc. and Wisor Corporation, which offer communications interoperability services, including inter-CSP order processing and workflow management on an outsourced basis.
      We believe our clearinghouse has inherent advantages relative to discrete software solutions that require sales, customization and ongoing maintenance for CSPs on a one-customer-at-a-time basis. Many companies that have developed discrete software solutions have lacked the scale and financial resources necessary to develop carrier-grade solutions and achieve sufficiently broad customer acceptance to create viable business models. We also believe that our one-to-many clearinghouse can offer more economical services than in-house solutions or outsourcing to a systems integrator. However, many of our current and potential competitors have the financial, technical, marketing and other resources to develop a clearinghouse and compete with us directly with similar services and a similar delivery model.
      Competitive factors in the market for our services include breadth and quality of services offered, reliability, security, cost-efficiency, and customer support. Our ability to compete successfully depends on numerous factors, both within and outside our control, including:

•	our responsiveness to customers’ needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to continue development of technical innovations; and

•	the quality, reliability, security and price-competitiveness of our services.
      We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially adversely affect our business. The market for clearinghouse services may not continue to develop, and CSPs may not continue to use clearinghouse services rather than in-house systems and purchased or internally-developed software.

Employees
      As of December 31, 2005, we employed 502 persons worldwide. None of our employees is currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Contracts
      We provide many of our addressing, interoperability and infrastructure services pursuant to private commercial and government contracts. Specifically, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with North American Portability Management LLC. The North American Numbering Council, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees North American Portability Management LLC’s management of these contracts. See “— Regulatory Environment — Telephone Numbering.” We recognize revenue under our contracts with North American Portability Management LLC primarily on a per transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. On November 4, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. Following this filing, the FCC requested comments from interested parties with respect to this petition. As of March 15, 2006, the FCC has not initiated a formal rulemaking process, and the BellSouth petition remains pending. We do not believe that this proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. Under our contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our clearinghouse also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with North American Portability Management LLC continue through May 2011.
      We also provide wireline number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium, Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per-transaction basis. This contract continues through December 2011. The services we provide under the contracts with North American Portability Management LLC and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.
      We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was awarded by the FCC in 2003. The contract is structured as a one-year agreement with four one-year options exercisable by the FCC. The FCC has exercised two of these one-year extension options and may extend the contract for two additional one-year periods continuing through

July 8, 2008. The National Pooling Administration contract is a cost-plus government contract that was awarded by the FCC in 2001. This contract also is structured as a one-year agreement with four one-year options exercisable by the FCC. The FCC has exercised each of the four options, and this contract is due to expire on June 14, 2006. We expect to compete for a renewal of this contract when it is submitted by the FCC for rebid.
      Through our NeuLevel subsidiary, we are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was granted in May 2001 and continues through September 2007. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was awarded in October 2001 for a period of four years, which may be extended by the government for two additional one-year periods. The government exercised the first one-year option in October 2005. These contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.
      We have an exclusive contract with the CTIA — The Wireless Association® to serve as the registry operator for the administration of U.S. Common Short Codes. U.S. Common Short Codes are short strings of numbers to which text messages can be addressed — a common addressing scheme that works across all participating wireless networks. We were awarded this contract in October 2003 through an open procurement process by the major wireless carriers. The initial term of the contract continues through April 21, 2006. The contract automatically renews for additional two-year terms unless terminated in accordance with its terms. In addition to the five-digit U.S. Common Short Codes authorized in our original agreement with the CTIA, this agreement was amended in February 2006 to authorize the use of six-digit U.S. Common Short Codes, the use of which is scheduled to commence in the Spring of 2006. We provide U.S. Common Short Code registration services to wireless content providers, who pay us subscription fees per U.S. Common Short Code registered.
Regulatory Environment

Telephone Numbering
      Overview. The Telecommunications Act of 1996 was enacted to remove barriers to entry in the communications market. Among other things, the Telecommunications Act mandates portability of telephone numbers and requires traditional telephone companies to provide non-discriminatory access and interconnection to potential competitors. The FCC has plenary jurisdiction over issues relating to telephone numbers, including telephone number portability and the administration of telephone number resources. Under this authority, the FCC promulgated regulations governing the administration of telephone numbers and telephone number portability. In 1995, the FCC established the North American Numbering Council, a federal advisory committee, to advise and make recommendations to the FCC on telephone numbering issues, including telephone number resources administration and telephone number portability. The members of the North American Numbering Council include representatives from local exchange carriers, interexchange carriers, wireless providers, manufacturers, state regulators, consumer groups and telecommunications associations.
      Telephone Number Portability. The Telecommunications Act requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a series of competitive procurements, we were selected by a consortium of service providers representing the telecommunications industry to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the North American Numbering Council recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability in their respective regions, subject to North American Numbering Council oversight. Under the rules and policies adopted by the FCC, North American Portability Management LLC, as

successor in interest to the seven regional consortiums, has the power and authority to negotiate master agreements with an administrator of telephone number portability, so long as that administrator is neutral.
      North American Numbering Plan Administrator and National Pooling Administrator. We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing the performance of the North American Numbering Plan Administrator and the National Pooling Administrator has reviewed our performance as the North American Numbering Plan Administrator in each of the five years from 1999 through 2003 and as the National Pooling Administrator in 2003 and has determined that we met or more than met our performance guidelines under each such review. In its reviews of our performance in 2004 as the North American Numbering Plan Administrator and as the National Pooling Administrator, the North American Numbering Council determined that we more than met our performance guidelines for 2004 in each such capacity. Similar reviews of our performance in 2005 have not yet been completed.
      Neutrality. Under FCC rules and orders establishing the qualifications and obligations of the North American Numbering Plan Administrator and National Pooling Administrator, and under our contracts with North American Portability Management LLC to provide telephone number portability services, we are required to comply with neutrality regulations and policies. Under these neutrality requirements, we are required to operate our numbering plan, pooling administration and number portability functions in a neutral and impartial manner, which means that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of those businesses. We are examined periodically on our compliance with these requirements by independent third parties. The combined effect of our contracts and the FCC’s regulations and orders requires that we:

•	not be a telecommunications service provider, which is generally defined by the FCC as an entity that offers telecommunications services to the public at large, and is, therefore, providing telecommunications services on a common carrier basis;

•	not be an affiliate of a telecommunications service provider, which means, among other things, that we:

•	must restrict the beneficial ownership of our capital stock by telecommunications service providers or affiliates of a telecommunications service provider; and

•	may not otherwise, directly or indirectly, control, be controlled by, or be under common control with, a telecommunications service provider;

•	not derive a majority of our revenue from any single telecommunications service provider; and

•	not be subject to undue influence by parties with a vested interest in the outcome of numbering administration and activities. Notwithstanding our satisfaction of the other neutrality criteria above, the North American Numbering Council or the FCC could determine that we are subject to such undue influence. The North American Numbering Council may conduct an evaluation to determine whether we meet this “undue influence” criterion.

      We are required to maintain complete confidentiality of all competitive customer information obtained during the conduct of our business. In addition, as part of our neutrality framework, we are required to comply with a code of conduct that is designed to ensure our continued neutrality. Among other things, our code of conduct, which was approved by the FCC, requires that:

•	we never, directly or indirectly, show any preference or provide any special consideration to any telecommunications service provider;

•	we prohibit access by our stockholders to user data and proprietary information of telecommunications service providers served by us (other than access of employee stockholders that is incident to the performance of our numbering administration duties);

•	our shareholders take steps to ensure that they do not disclose to us any user data or proprietary information of any telecommunications service provider in which they hold an interest, other than the sharing of information in connection with the performance of our numbering administration duties;

•	we not share confidential information about our business services and operations with employees of any telecommunications service provider;

•	we refrain from simultaneously employing, whether full-time or part-time, any individual who is an employee of a telecommunications service provider and that none of our employees hold any interest, financial or otherwise, in any company that would violate these neutrality standards;

•	we prohibit any individual who serves in the management of any of our stockholders to be involved directly in our day-to-day operations;

•	we implement certain requirements regarding the composition of our board of directors;

•	no member of our board of directors simultaneously serve on the board of directors of a telecommunications service provider; and

•	we hire an independent party to conduct a quarterly neutrality audit to ensure that we and our stockholders comply with all the provisions of our code of conduct.
      In connection with the neutrality requirements imposed by our code of conduct and under our contracts, we are subject to a number of neutrality audits that are performed on a quarterly and semi-annual basis. In connection with these audits, all of our employees, directors and officers must sign a neutrality certification that states that they are familiar with our neutrality requirements and have not violated them. Failure to comply with applicable neutrality requirements could result in government fines, corrective measures, curtailment of contracts or even the revocation of contracts. See “Risk Factors — Risks Related to Our Business — Failure to comply with neutrality requirements could result in loss of significant contracts” in Item 1A of this report.
      To ensure that the previously controlling interest held by affiliates of Warburg Pincus would not compromise our neutrality, the FCC requires that all shares collectively held by Warburg Pincus and its affiliates representing in excess of 9.9% of the voting power of our outstanding shares of capital stock be held in an irrevocable voting trust. As of December 31, 2005, this voting trust also contained shares beneficially owned by members and former members of our management. This voting trust controls the voting rights of the shares held in trust, except that the investors may direct the manner in which the shares held in trust are to be voted in connection with matters relating to significant business combinations and similar transactions, issuance of capital stock, liquidation and incurrence of indebtedness in excess of $10,000,000.
      In connection with the initial public offering of our securities, we sought and obtained FCC approval for a “safe harbor” from previous orders of the FCC that required us to seek prior approval from the FCC for any change in our overall ownership structure, corporate structure, bylaws, or distribution of equity interests, as well as certain types of transactions, including the issuance of indebtedness by us. Under the safe harbor order, we are required to maintain provisions in our organizational and other corporate documents that require us to comply with all applicable neutrality rules and orders. However, we are no longer required to seek prior approval from the FCC for many of these changes and transactions, although we are required to provide notice of such changes or transactions. In addition, we are subject to the following requirements:

•	we may not issue indebtedness to any entity that is a telecommunications service provider or an affiliate of a telecommunications service provider without prior approval of the FCC;

•	we may not acquire any equity interest in a telecommunications service provider or an affiliate of a telecommunications service provider without prior approval of the FCC;

•	we must restrict any telecommunications service provider or affiliate of a telecommunications service provider from acquiring or beneficially owning 5% or more of our outstanding capital stock;

•	we must report to the FCC the names of any telecommunications service providers or telecommunications service provider affiliates that own a 5% or greater interest in our company; and

•	we must make beneficial ownership records available to our auditors, and must certify upon request that we have no actual knowledge of any ownership of our outstanding capital stock by a telecommunications service provider or telecommunications service provider affiliate other than as previously disclosed.

Internet Domain Name Registrations
      We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN granted to us in May 2001, which expires in September 2007. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was granted in October 2001 for a period of four years, with two one-year extension periods exercisable at the option of the U.S. Department of Commerce. The Department of Commerce exercised the first one-year option in October 2005. Under each of these registry service contracts, we are required to:

•	provide equal access to all registrars of domain names;

•	comply with Internet standards established by the industry;

•	implement additional policies as they are adopted by the U.S. government or ICANN; and

•	with respect to the .us registry, establish, operate and ensure appropriate content on a kids.us domain to serve as a haven for material that promotes positive experiences for children and families using the Internet.
Intellectual Property
      Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers, and potential customers and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change in the communications industry, the legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of services provided by us.
Available Information and Exchange Certifications
      We maintain an Internet website at www.neustar.biz. Information contained on, or that may be accessed through, our website is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Investor Relations section of our website under the heading “SEC Filings by NeuStar,” as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and

Exchange Commission. Our Principles of Corporate Governance, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics entitled “Corporate Code of Business Conduct” also are available on the Investor Relations section of our website. Stockholders may request free copies of these documents, including a copy of our annual report on Form 10-K, by sending a written request to our Corporate Secretary at NeuStar, Inc., 46000 Center Oak Plaza, Sterling, VA 20166. In the event that we make any changes to, or provide any waivers from, the provisions of our Corporate Code of Business Conduct, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.
      Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer will make his annual certification to that effect to the NYSE within 30 days after the first anniversary of the listing of our Class A common stock on the NYSE as required by the NYSE’s rules. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
Cautionary Note Regarding Forward-Looking Statements
      This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	failures or interruptions of our systems and services;

•	security or privacy breaches;

•	loss of, or damage to, a data center;

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other clearinghouse services;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our customers’ in-house systems or from other providers of addressing, interoperability or infrastructure services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on forward-looking statements, which reflect only our expectations as of the date of this report. We undertake no obligation to publicly update the forward-looking statements to reflect subsequent events or circumstances. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained throughout this report.
ITEM 1A.     RISK FACTORS.
Risks Related to Our Business

Failures or interruptions of our clearinghouse could materially harm our revenue and impair our ability to conduct our operations.
      We provide addressing, interoperability and infrastructure services that are critical to the operations of our customers. Notably, our clearinghouse is essential to the orderly operation of the national telecommunications system because it enables CSPs to ensure that telephone calls are routed to the appropriate destinations. Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.
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
      Any of these consequences would adversely affect our revenue and performance.

Security breaches could result in an interruption of service or reduced quality of service, which could increase our costs or result in a reduction in the use of our services by our customers.
      Our systems may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify sensitive information that is stored or transmitted on our networks and that we are required by our contracts and FCC rules to keep confidential. A security or privacy breach could result in an interruption of service or reduced quality of service and we may be required to make significant expenditures in connection with corrective efforts we are required to perform. In addition, a security or privacy breach may harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.

The loss of, or damage to, a data center could interrupt our operations and materially harm our revenue and growth.
      Because telecommunications service providers must query a copy of our continuously updated databases to route virtually every telephone call in North America, the integrity of our data centers is essential to our business. We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data in the event of a loss of, or damage to, a data center. We could lose, or suffer damage to, a data center in the event of power loss; natural disasters such as fires, earthquakes, floods and tornadoes; telecommunications failures, such as transmission cable cuts; or other similar events that could adversely affect our customers’ ability to access our clearinghouse. We may be required to make significant expenditures to repair or replace a data center. Any interruption to our operations due to the loss of, or damage to, a data center could harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.

The failure of the third-party software and equipment used by our customers or that we use in our clearinghouse could cause interruptions or failures of our systems.
      We incorporate hardware, software and equipment developed by third parties in our clearinghouse. Our third-party vendors include, among others, IBM, and Oracle Corporation for database systems and software, and EMC Corporation and Sun Microsystems, Inc. for equipment. Similarly, to access our clearinghouse and utilize our services, many of our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. As a result, our ability to provide clearinghouse services depends in part on the continued performance and support of the third-party products on which we and our customers rely. If these products experience failures or have defects and the third parties that supply the products fail to provide adequate support, this could result in or exacerbate an interruption or failure of our systems or services.

Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us, and we may be unable to renew these contracts at the end of their term.
      Our seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States, to provide telephone number portability and other clearinghouse services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 8.5% and 14.8% of our total revenue in 2005, represented in the aggregate approximately 77.9% of our total revenue in 2005. North American Portability Management LLC could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, these contracts have finite terms and are currently scheduled to expire in May 2011. Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.
      We may be unable to renew these contracts on acceptable terms when they are being considered for renewal if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the possible entrance of a competitive provider could create significant pricing pressure, which could then cause us to reduce the selling price of our services under our contracts. If these contracts are terminated or modified in a manner that is adverse to us, or if we are unable to renew these contracts on acceptable terms upon their expiration, it would have a material adverse effect on our business, prospects, financial condition and results of operations. See “Business — Contracts” in Item 1 of this report.

Our contracts with North American Portability Management LLC contain provisions that may restrict our ability to use data that we administer in our clearinghouse, which may limit our ability to offer services that we currently, or intend to, offer.
      In addition to offering telephone number portability and other clearinghouse services under our contracts with North American Portability Management LLC, some of our service offerings not related to these contracts require that we use certain data from our clearinghouse. We have been informed by North American Portability Management LLC that they believe that use of this data, which is unrelated to our performance under these contracts, may not be permissible under the current agreements. If we are subject to burdensome terms of access or are not permitted to use this data, our ability to offer new services requiring the use of this data may be limited.

Certain of our other contracts may be terminated or we may be unable to renew these contracts, which may reduce the number of services we can offer and damage our reputation.
      In addition to our contracts with North American Portability Management LLC, we rely on other contracts to provide some of the services that we offer, including the contracts that appoint us to serve as the:

•	North American Numbering Plan Administrator, under which we maintain the authoritative database of telephone numbering resources in North America;

•	National Pooling Administrator, under which we perform the administrative functions associated with the administration and management of telephone number inventory and allocation of pooled blocks of unassigned telephone numbers;

•	provider of number portability services in Canada;

•	operator of the .us registry;

•	operator of the .biz registry; and

•	operator of the registry of U.S. Common Short Codes.
      Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or our customers, as the case may be, for any reason, including for performance-related or other reasons, or if another provider offers to perform the same or similar services for a lower price, we may be unable to extend or renew these contracts. In that event, the number of services we are able to offer may be reduced, which would adversely affect our revenue from the provision of these services. Each of the contracts listed above establishes us as the sole provider of the particular services covered by that contract during its term. If one of these contracts were terminated, or if we were unable to renew or extend the term of any particular contract, we would no longer be able to provide the services covered by that contract and could suffer a loss of prestige that would make it more difficult for us to compete for contracts to provide similar services in the future.

Failure to comply with neutrality requirements could result in loss of significant contracts.
      Pursuant to orders and regulations of the U.S. government and provisions contained in our material contracts, we must continue to comply with certain neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of our business. See “Business — Regulatory Environment — Telephone Numbering — Neutrality” in Item 1 of this report. The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide. We provide to the FCC and the North American Numbering Council, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements. Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or other parties. For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations. Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S. government and commercial contracts may result in fines, corrective measures or termination of our contracts, any one of which could have a material adverse effect on our results of operations.

Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or impair our growth.
      The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements. We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for our clearinghouse services could change in ways that we cannot easily predict and our revenue could decline. These risks include the ability of the federal government, most notably the FCC, to:

•	increase regulatory oversight over the services we provide;

•	adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example, in November 2005, BellSouth Corporation filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC;

•	prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•	adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers;

•	appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide; and

•	prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the introduction of other services not under the contracts based upon restrictions within the contracts or in FCC policies.
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
      Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our addressing, interoperability and infrastructure services, and by developing new features, services and applications to meet changing customer needs. We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers or market share. Although we currently provide our services primarily to traditional telecommunications companies, many existing and emerging companies are providing, or propose to provide, IP-based voice services. Our future revenue and profits will depend, in part, on our ability to provide services to IP-based service providers. For example, we are currently conducting trial tests of SIP-IX, a comprehensive suite of services designed to enable direct network-to-network peering between trading partners for voice, video and content services using Session Initiation Protocol (SIP)-based technologies such as IP multimedia subsystem (IMS) and Voice over Internet Protocol (VoIP). There can be no assurance that IP communications will grow in any meaningful fashion, or that SIP-IX will be adopted by potential customers, nor can we guarantee that we will be able to reach acceptable contract terms with customers to provide this service. In addition, we may experience delays in the development of one or more features of SIP-IX, which could materially reduce the potential benefits to us for providing this service.

The market for certain of our addressing, interoperability, and infrastructure services is competitive, which could result in fewer customer orders, reduced revenue or margins or loss of market share.
      Our services most frequently compete against the legacy in-house systems of our customers. In addition, although we are not a telecommunications service provider, we compete in some areas against communications service companies, communications software companies and system integrators that provide systems and services used by CSPs to manage their networks and internal operations in connection with telephone number portability and other telecommunications transactions. We face competition from large, well-funded providers of addressing, interoperability and infrastructure services. Moreover, we are aware of other companies that are focusing significant resources on developing and marketing services that will compete with us. We anticipate continued growth of competition. Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition that they can use to their advantage. Increased competition could result in fewer customer orders, reduced revenue, reduced gross margins and loss of market share, any of which could harm our business.

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
      We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenue from enhanced services or by reducing our costs.

A decline in the volume of transactions we handle could have a material adverse effect on our results of operations.
      We earn revenue for the vast majority of the services that we provide on a per transaction basis. There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenue from a decrease in our transaction volumes. As a result, if industry participants reduce their usage of our services from their current levels, our revenue and results of operations will suffer. For example, if customer churn between CSPs in the industry stabilizes or declines, or if CSPs do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. In addition, if CSPs develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our clearinghouse services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenue and growth prospects.

If we are unable to manage our growth, our revenue and profits could be adversely affected.
      Sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be adversely affected.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.
      We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Our potential expansion into international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations, and require increased focus from our management.
      We intend to pursue international business opportunities, which could involve the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements and the difficulties associated with managing a large organization spread throughout various countries. If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Our senior management is important to our customer relationships, and the loss of one or more of our senior managers could have a negative impact on our business.
      We believe that our success depends in part on the continued contributions of our Chief Executive Officer, Jeffrey Ganek, and other members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. The loss of Jeffrey Ganek or any other member of senior management could impair our ability to identify and secure new contracts and otherwise to manage our business.

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
      We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. However, we may require additional capital in the future to fund our operations, finance investments in equipment or infrastructure, or respond to competitive pressures or strategic opportunities. Additional financing may not be available on terms favorable to us, or at all. In addition, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

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
      The market price of our Class A common stock may fluctuate widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the telephone and Internet industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for communications companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.
      Each of these factors, among others, could have a material adverse effect on the market price of our Class A common stock. In addition, in recent years, the stock market in general and the shares of technology companies in particular have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. Some companies that have had volatile market prices for their securities have had securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

One of our stockholders holds a significant block of shares in our company and, as a result, may have significant influence over our company.
      Our board of directors includes one representative of Warburg Pincus. Pursuant to an agreement between us and certain holders of our Class A common stock, we anticipate that one representative of Warburg Pincus will continue to serve on our board of directors. In addition, as of December 31, 2005, affiliates of Warburg Pincus owned or controlled approximately 10.9% of the outstanding shares of our Class A common stock. A portion of the shares owned by these stockholders is held in a voting trust that controls the voting rights with respect to some actions that are subject to the approval of our stockholders under applicable law. However, under the terms of the trust agreement, these stockholders may hold up to 9.9% of the voting power of our outstanding shares of capital stock directly, and they have full voting power over such shares. In addition, they have the right to direct the voting trust as to how to vote their shares held in trust with respect to, among other things, any merger, sale or similar transaction involving NeuStar, the issuance of capital stock and the incurrence of substantial indebtedness. As a result of their ownership interest, these affiliates of Warburg Pincus may have the ability to significantly influence the outcome of a vote by our stockholders, and their interests could conflict with the interests of our other stockholders. Additionally, they and their affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete or could in the future compete, directly or indirectly, with us. For example, another Warburg Pincus fund has a significant investment in Telcordia Technologies, Inc., which has competed (and may compete in the future) with us. Warburg Pincus and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

      Our board of directors has the authority to make determinations as to whether any particular holder of our capital stock is a telecommunications service provider or an affiliate of a telecommunications service provider. Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation. In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider or an affiliate of a telecommunications service provider. If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner — meaning, among other things, that we may elect to purchase the excess shares or require that the excess shares be sold to a third party whose ownership will not violate the restriction. We may request additional information from our stockholders to ensure compliance with this restriction. Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.
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
      The standards for determining whether an entity is a telecommunications service provider or an affiliate of a telecommunications service provider and the rules applicable to telecommunications service providers and their affiliates are complex and may be subject to change. Each stockholder is responsible for notifying us if it is a telecommunications service provider or an affiliate of a telecommunications service provider.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
      Not applicable.

ITEM 2.	PROPERTIES.
      Our corporate headquarters are located in Sterling, Virginia under leases that are scheduled to expire in July and August 2010. We have two five-year renewal options on these leases. We also lease operating space in Concord, California; Charlotte, North Carolina; and the District of Columbia under leases that expire in August 2006, November 2007 and November 2009, respectively.
      All of our facility leases are with unaffiliated third parties. We believe that our existing facilities are sufficient to meet our requirements.

ITEM 3.	LEGAL PROCEEDINGS.
      From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
      On April 9, 2004, Douglas Armentrout, the former chief executive officer of NeuLevel, Inc. filed a complaint against us, NeuLevel, Inc. and Jeffrey Ganek, our Chairman and Chief Executive Officer, in the Superior Court of the District of Columbia (Civil Action No. 04-0002814). The complaint alleges, among other things, that we, NeuLevel and Mr. Ganek convinced Mr. Armentrout to leave his former employment in January 2001 and forfeit substantial compensation benefits by means of false promises regarding the employment benefits he would enjoy with us or NeuLevel, and/or otherwise breached certain agreements with Mr. Armentrout regarding his employment status and benefits. In addition, the complaint alleges that Mr. Armentrout was wrongfully terminated in January 2002 to prevent him from investigating alleged fraudulent accounting practices as between us and NeuLevel. The complaint seeks approximately $20 million in damages, $15 million of which are alleged emotional distress and punitive damages. We, NeuLevel and Mr. Ganek dispute all of these claims and are vigorously defending ourselves against the allegations in the complaint. We are paying our, NeuLevel’s and Mr. Ganek’s legal expenses relating to this complaint.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Our Common Stock
      Prior to June 29, 2005, there was no established public trading market for our Class A common stock. Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of March 17, 2006, our Class A common stock was held by 66 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low

Fiscal year ended December 31, 2005
First quarter	N/A	N/A
Second quarter	$26.67	$24.50
Third quarter	$33.02	$25.35
Fourth quarter	$32.95	$28.85
      There is no established public trading market for our Class B common stock. As of March 17, 2006, our Class B common stock was held by 15 stockholders of record.
Dividends
      We did not pay any cash dividends on our Class A or Class B common stock in 2004 or 2005 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant.
Recent Sales of Unregistered Securities
      Share numbers in the following discussion have been adjusted to give effect to the stock split effected as part of the Recapitalization.
      In February 2005, we issued 35,745 shares of common stock in partial consideration for an acquisition. This issuance was undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 505 promulgated thereunder, as a limited offering that, among other things, did not exceed $5.0 million. We believe that exemptions other than the foregoing exemption may exist for this transaction.
      Between January 1, 2005 and September 19, 2005, under our equity incentive plans we issued to directors, officers, employees and consultants options to purchase 1,024,844 shares of common stock with per share exercise prices ranging from $10.86 to $27.85, and issued 1,031,155 shares of common stock upon exercise of options during that time. We received aggregate proceeds of $2,096,384 from the payment of the exercise price with respect to such options. These issuances were undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, including by Rule 701 promulgated thereunder, as transactions pursuant to the compensatory benefit plans and contracts relating to compensation. From January 2005 through February 2005, however, we did not supply the holders of options granted under our equity incentive plan with our financial statements or information about the risks associated with investment in our securities, as required to comply with Rule 701. As a result, shares issued upon exercise of these options were issued in violation of Section 5 of the Securities Act of 1933, and holders of such shares have the right to rescind their purchases, subject to applicable statutes of limitations.
      In December 1999, we issued warrants to acquire 6,361,383 shares of our common stock to affiliates of Warburg Pincus for an aggregate exercise price of approximately $424,000. In connection with the public offering of our common stock in December 2005, these affiliates of Warburg Pincus exercised these warrants. The issuance of the 6,361,383 shares of our Class A common stock upon the exercise of the warrants was undertaken in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act. No commission or other remuneration was paid in connection with the issuance of the shares upon the exercise of the warrants. The shares issued upon exercise of these warrants were resold in the public offering of our Class A common stock in December 2005 pursuant to the

Registration Statement on Form S-1 (File No. 333-129700), which was declared effective on December 6, 2005, and the Registration Statement on Form S-1 (File No. 333-130176), which was effective upon filing on December 7, 2005 in accordance with Rule 462(b) under the Securities Act of 1933. We believe that exemptions other than the foregoing exemption may exist for this transaction.

ITEM 6.	SELECTED FINANCIAL DATA.
      The tables below present selected consolidated statements of operations data for each of the five years ended December 31, 2005 and selected consolidated balance sheet data as of December 31, 2001, 2002, 2003, 2004 and 2005. The selected consolidated statements of operations data for each of the three years ended December 31, 2003, 2004 and 2005, and the selected consolidated balance sheet data as of December 31, 2004 and 2005, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2001 and 2002, and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003, have been derived from our audited consolidated financial statements and related notes not included in this report. The share and per share data included in the selected consolidated statements of operations data for the years ended December 31, 2001, 2002, 2003, and 2004 reflect the 1.4-for-1 split of our common stock effected as part of the Recapitalization, but do not reflect other aspects of the Recapitalization.

      The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$74,176	$90,972	$111,693	$165,001	$242,469
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	40,770	36,677	37,846	49,261	64,891
Sales and marketing	27,362	13,855	14,381	22,743	29,543
Research and development	8,621	6,256	6,678	7,377	11,883
General and administrative	16,372	13,366	11,359	21,144	28,048
Depreciation and amortization	10,857	27,020	16,051	17,285	16,025
Restructuring charges (recoveries)	8,928	7,332	(1,296)	(220)	(389)
Asset impairment charge	—	13,190	—	—	—
Amortization of goodwill	3,510	—	—	—	—

	116,420	117,696	85,019	117,590	150,001

(Loss) income from operations	(42,244)	(26,724)	26,674	47,411	92,468
Other (expense) income:
Interest expense	(3,416)	(6,260)	(3,119)	(2,498)	(2,121)
Interest income	4,089	1,876	1,299	1,629	2,406

(Loss) income before minority interest and income taxes	(41,571)	(31,108)	24,854	46,542	92,753
Minority interest	1,326	1,908	10	—	(104)

(Loss) income before income taxes	(40,245)	(29,200)	24,864	46,542	92,649
Provision for income taxes	1,250	—	836	1,166	37,251

Net (loss) income	(41,495)	(29,200)	24,028	45,376	55,398
Dividends on and accretion of preferred stock	(4,888)	(9,102)	(9,583)	(9,737)	(4,313)

Net (loss) income	$(46,383)	$(38,302)	$14,445	$35,639	$51,085

Net (loss) income attributable to common stockholders per common share:
Basic	$(12.13)	$(9.04)	$3.09	$6.33	$1.48

Diluted	$(12.13)	$(9.04)	$0.31	$0.57	$0.72

Weighted average common shares outstanding:
Basic	3,825	4,236	4,680	5,632	34,437

Diluted	3,825	4,236	76,520	80,237	77,046

	As of December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,663	$21,347	$63,987	$63,929	$103,475
Working capital	3,098	3,633	23,630	38,441	113,296
Goodwill and intangible assets	44,087	44,087	54,751	50,703	54,150
Total assets	199,067	132,544	190,245	211,454	281,771
Deferred revenue and customer credits, excluding current portion	2,175	2,910	14,840	13,892	18,463
Long-term debt and capital lease obligations, excluding current portion	25,234	7,722	5,996	7,964	4,459
Convertible preferred stock, Series B, Series C and Series D	142,356	151,458	161,041	140,454	—
Total stockholders’ (deficit) equity	(49,265)	(87,300)	(68,581)	(31,858)	186,163

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” in Item 6 of this report and our consolidated financial statements and related notes in Item 8 of this report. The statements in this discussion related to our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” in Item 1A of this report and “Business — Cautionary Note Regarding Forward-Looking Statements” in Item 1 of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
      We provide the North American communications industry with essential clearinghouse services. We operate the authoritative directories that manage virtually all telephone area codes and numbers, and we enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Nextel Corporation, AT&T Corp. and Cingular Wireless LLC, must access our clearinghouse as one of our customers to properly route virtually all of their customers’ calls. We also provide clearinghouse services to emerging CSPs, including Internet service providers, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, we manage the authoritative directories for the .us and .biz Internet domains, as well as for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry.
Our Company
      We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution that the communications industry relies upon to meet this mandate, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide the communications industry in North America with critical technology services that solve the industry’s addressing, interoperability and infrastructure needs of CSPs.
      These services are now used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. We enable CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure and Other. We enable CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their own networks.
      We derive a substantial portion of our annual revenue on a transaction basis, most of which is derived from long-term contracts.
      Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization.
      Cost of revenue includes all direct materials, direct labor, and those indirect costs related to generation of revenue such as indirect labor, materials and supplies. Our primary cost of revenue is related to our information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs. In addition, cost of revenue includes personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. Cost of revenue also includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid related to our Common Short Code services.
      Sales and marketing expense consists of personnel costs, advertising costs and relationship marketing costs. This expense includes personnel costs, such as salaries, sales commissions, travel, stock-based compensation, and other personnel-related expense; trade shows; costs of computer and communications equipment and support services; facilities costs; consulting fees; costs of marketing programs, such as Internet and print, including product branding, market analysis and forecasting; and customer relationship management.
      Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense; consulting fees; and the costs of facilities, computer and support services used in service and technology development.
      General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, and other personnel-related expense, for our executive, administrative, legal, finance, and human resources functions. General and administrative expense also includes facilities, management information systems, support services, professional services fees, certain audit, tax and license fees, and bad debt expense.
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
      We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected. See Item 1A of this report, “Risk Factors,” for certain matters that may bear on our future results of operations.

Revenue Recognition
      Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. We provide the following services pursuant to various private commercial and government contracts.
      Addressing. Our addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, and directory services for Internet domain names and U.S. Common Short Codes. We generate revenue from our telephone number administration services under two government contracts. Under our contract to serve as the North American Numbering Plan Administrator, we earn a fixed annual fee, and we recognize this fee as revenue on a straight-line basis as services are provided. In the event we estimate losses on our fixed fee contract, we recognize these losses in the period in which a loss becomes apparent. Under our contract to serve as the National Pooling Administrator, we are reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. We recognize revenue for this contract based on costs incurred plus a pro rata amount of the fixed fee.
      In addition to the administrative functions associated with our role as the National Pooling Administrator, we also generate revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with North American Portability Management LLC, and we recognize revenue on a per transaction fee basis as the services are performed. For our Internet domain name services, we generate revenue for Internet domain name registrations, which generally have contract terms between one and ten years. We recognize revenue on a straight-line basis over the lives of the related customer contracts. We generate revenue from our Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.
      Interoperability. Our interoperability services consist primarily of wireline and wireless number portability and order management services. We generate revenue from number portability under our long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. We recognize revenue on a per transaction fee basis as the services are performed. We provide order management services consisting of customer set-up and implementation followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.
      Infrastructure and Other. Our infrastructure services consist primarily of network management and connection services. We generate revenue from network management services under our long-term contracts with North American Portability Management LLC. We recognize revenue on a per transaction fee basis as the services are performed. In addition, we generate revenue from connection fees and system enhancements under our contracts with North American Portability Management LLC. We recognize our connection fee revenue as the service is performed. System enhancements are provided under contracts in which we are reimbursed for costs incurred plus a fixed fee. Revenue is recognized based on costs incurred plus a pro rata amount of the fee.

Significant Contracts
      We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. We recognize revenue under our contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. On November 4, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. Following this filing, the FCC requested comments from interested parties with respect to this petition. As of March 15, 2006, the FCC has not initiated a formal rulemaking process, and the BellSouth petition remains pending. We do not believe that this proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. Under our contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.

      The per-transaction pricing under these contracts provides for annual volume credits that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005, the maximum aggregate volume credit was $7.5 million, which was applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per-transaction pricing was restored to the prevailing contractual rate. In August 2005, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume credits for the year ended December 31, 2005.
      Conversely, billings in 2003 and 2004 continued at the original contractual rate after the annual volume threshold was surpassed. Billings in excess of the discounted pricing were recorded as customer credits (liability) on the consolidated balance sheet with a corresponding reduction to revenue. In the following year when the credits were applied to invoices rendered, customer credits were reduced with a corresponding credit to accounts receivable. The annual pre-determined volume threshold was surpassed in the fourth quarters of 2003 and 2004 resulting in the reduction of revenue and recognition of customer credits of $6.0 million and $11.9 million, respectively.
      In December 2003, these contracts were amended to extend their expiration date from May 2006 to May 2011, and the per-transaction fee charged to our customers over the term of the contracts was reduced. As part of the amendments, we agreed to retroactively apply the new transaction fee to all 2003 transactions processed and granted credits totaling $16.0 million. These credits were applied to customer invoices over a 23-month period beginning in January 2004. Additionally, we obtained letters of credit totaling $16.0 million in January 2004 to secure a portion of these customer credits. As of December 31, 2004, approximately $15.5 million of these customer credits were outstanding; as of December 31, 2005, none of these customer credits were outstanding.

Service Level Standards
      Pursuant to certain of our private commercial contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. We record a provision for these performance-related penalties when we become aware that required service levels that would trigger such a penalty have not been met, which results in a corresponding reduction of our revenue.
      For more information regarding how we recognize revenue for each of our service categories, please see the discussion above under “— Revenue Recognition.”

Valuation of Goodwill and Intangible Assets
      Our acquisition of our business from the Lockheed Martin Corporation in November 1999 as well as the acquisitions of BizTelOne, NightFire, fiducianet, and Foretec in January 2003, August 2003, February 2005 and December 2005, respectively, resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. Under present accounting rules (Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), goodwill is no longer subject to amortization; instead it is subject to impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. We test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about our operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.

Impairment of Long-Lived Assets
      Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Substantially all of our long-lived assets are located in the United States.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts
      Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with North American Portability Management LLC, we bill a RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. The RRC fees are recorded as an accrued liability when collected. For the period from January 1, 2002 through June 30, 2004, this fee was 3% of monthly billings. On July 1, 2004, the RRC fee was reduced to 2%. On July 1, 2005, the RRC fee was reduced to 1%. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $4.3 million and $2.5 million are included in accrued expenses as of December 31, 2004 and December 31, 2005, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

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

Stock-Based Compensation
      We account for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations, which require us to recognize compensation cost for the excess of the fair value of the stock at the grant date over the exercise price, if any. An alternative method of accounting would apply the principles of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which require the fair value of the stock option to be recognized at the date of grant and amortized as compensation expense over the stock option’s vesting period. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value-based method in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services (EITF 96-18). See the discussion under “— Recent Accounting Pronouncements” below.
Acquisitions
      We have expanded the scope of our services and increased our customer base by selectively acquiring four small businesses. Our objective for each acquisition was to leverage our clearinghouse capabilities in order to maximize efficiency and provide added value to our customers. The stock consideration described below reflects the 1.4-for-1 stock split effected as part of the Recapitalization, but does not reflect the other aspects of the Recapitalization.

BizTelOne, Inc.
      In January 2003, we acquired BizTelOne, Inc. for $2.5 million in cash, plus a $700,000 earn-out amount accrued in 2004, which was paid in March 2005. This acquisition provided us with additional order management service technology and market presence needed to facilitate growth in the revenue generated by our interoperability services.

NightFire Software, Inc.
      In August 2003, we acquired certain assets of NightFire Software, Inc. for $4.1 million in cash (net of $293,000 cash acquired) and the issuance of 855,069 shares of our Class B common stock for total purchase consideration of $7.8 million. NightFire’s products enable fully automated voice, data, and broadband access services fulfillment for competitive local exchange carriers, integrated communications carriers, incumbent local exchange carriers, inter-exchange carriers, Internet service providers, and other types of service providers. This acquisition further expanded our order management services technology and market presence and aided in the growth of our interoperability revenue.

fiducianet, Inc.
      In February 2005, we acquired fiducianet, Inc. for $2.2 million in cash and the issuance of 35,745 shares of our common stock for total purchase consideration of $2.6 million. The acquisition of fiducianet enables us to serve as a single point of contact in managing all day-to-day customer obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws, including CALEA, the USA Patriot Act of 2001 and the Homeland Security Act of 2002.

Foretec Seminars Inc.
      In December 2005, we acquired Foretec Seminars Inc., a provider of secretariat services to the Internet Engineering Task Force (IETF), from the Corporation for National Research Initiatives (CNRI) for $875,000 in cash, of which $500,000 is payable upon the achievement of certain milestones, as well as the payment of approximately $213,000 in legal fees incurred by CNRI to establish a public trust to administer IETF-related intellectual property. In accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, the $500,000 payable upon the achievement of certain milestones has been included in the purchase consideration since this amount was determinable as of the date of acquisition.
Current Trends Affecting Our Results of Operations
      We have experienced increased demand for our clearinghouse services, which has been driven by market trends such as network expansion to meet subscriber growth, the implementation of new technologies, competitive churn, network changes, carrier vendor churn and consolidations.
      Wireless carriers are expanding their networks to facilitate wireless subscriber growth, to deliver new wireless applications, and to foster wireless competition. As CSPs expand and upgrade their networks and technology to enable the delivery of high-speed wireless services, we anticipate that they will increasingly rely on our services, and wireless-related transactions will remain a major contributor to our transaction volume growth.
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
      Competition has placed significant pressure on CSPs to reduce costs. At the same time, the complexity of back office operations has increased as CSPs work to manage the proliferation of new technologies and new, complex end-user services provided across a large number of independent networks. Our clearinghouse services assist CSPs in equipping their back office systems to manage the added complexity of sharing essential data with other CSPs in this environment, thereby allowing CSPs to reduce their capital investments and operating expenses. As the CSPs make changes to their back office to remain competitive, we anticipate that demand for our infrastructure services will increase.
      During 2005, addressing transactions increased due to the emergence of IP service providers. In particular, VoIP service providers are expanding their operations. This expansion has led to an increased need for access to inventories of telephone numbers, which has driven demand for our addressing services. We expect continued growth in the number of addressing transactions in 2006 as IP service providers continue to develop an inventory of telephone number resources. In addition, we expect to see increased demand for our infrastructure services as carriers change their networks to facilitate Internet telephony services.
      To support our growth, we will continue to explore opportunities to improve our operating efficiencies. In 2005, we initiated several programs to improve operating efficiencies, such as the utilization of offshore technical resources for systems engineering, implementation of new hardware and software technology in our clearinghouse, and management of process improvement teams. Having become a public company in 2005, we have experienced, and will continue to experience, increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the New York Stock Exchange. To comply with the corporate governance and operating requirements of being a public company, we have incurred, and will continue to incur, increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers liability insurance. We believe that these costs will approximate $3.0 to $3.5 million annually.
      In 2003 and 2004, we were able to utilize net operating loss carryforwards and deferred tax benefits from previous years to offset taxable income and income tax expense related to U.S. federal income taxes. These carryforwards and deferrals were exhausted in 2004. In 2005, our profits were, and in future years we expect our profits to be, subject to U.S. federal income taxes at the statutory rates.

Consolidated Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005
      The following table presents an overview of our results of operations for the years ended December 31, 2004 and 2005. The 2004 share and per share data in the following table reflect the 1.4-for-1 stock split effected as part of the Recapitalization, but do not reflect the other aspects of the Recapitalization.

		2005	2004 vs. 2005

	2004	$	$ Change	% Change

	(In thousands, except per share data)
Revenue:
Addressing	$50,792	$75,036	$24,244	47.7%
Interoperability	34,228	52,488	18,260	53.3%
Infrastructure and other	79,981	114,945	34,964	43.7%

Total revenue	165,001	242,469	77,468	47.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	49,261	64,891	15,630	31.7%
Sales and marketing	22,743	29,543	6,800	29.9%
Research and development	7,377	11,883	4,506	61.1%
General and administrative	21,144	28,048	6,904	32.7%
Depreciation and amortization	17,285	16,025	(1,260)	(7.3)%
Restructuring recoveries	(220)	(389)	(169)	76.8%

	117,590	150,001	32,411	27.6%

Income from operations	47,411	92,468	45,057	95.0%
Other (expense) income:
Interest expense	(2,498)	(2,121)	377	(15.1)%
Interest income	1,629	2,406	777	47.7%

Income before minority interest and income taxes	46,542	92,753	46,211	99.3%
Minority interest	—	(104)	(104)	—

Income before income taxes	46,542	92,649	46,107	99.1%
Provision for income taxes	1,166	37,251	36,085	3094.8%

Net income	45,376	55,398	10,022	22.1%
Dividends on and accretion of preferred stock	(9,737)	(4,313)	5,424	(55.7)%

Net income attributable to common stockholders	$35,639	$51,085	$15,446	43.3%

Net income attributable to common stockholders per common share:
Basic	$6.33	$1.48

Diluted	$0.57	$0.72

Weighted average common shares outstanding:
Basic	5,632	34,437

Diluted	80,237	77,046

Revenue
      Total revenue. Total revenue increased $77.5 million due to increases in addressing, interoperability and infrastructure transactions. Contributing to this increase was a contractual reduction in the total volume-based credits available to our customers under our contracts with North American Portability Management LLC, which resulted in an $11.9 million reduction in revenue in 2004, compared to a $7.5 million reduction in 2005.
      Addressing. Addressing revenue increased $24.2 million due to the continued implementation of, and expansion of carrier networks to facilitate, new communications services, such as Internet telephony, as well as growth in the use of U.S. Common Short Codes and other wireless data services. Of this amount, revenue from pooling transactions increased $17.3 million, primarily as service providers continued to build inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet and wireless telephony users. In addition, U.S. Common Short Codes revenue increased $5.5 million due to an increase in the number of subscribers for U.S. Common Short Codes, as well as an increase in the number of service providers that carried U.S. Common Short Codes across their networks. Revenue from our domain name services increased $1.7 million due in large part to the increased number of names under management, offset by a reduction of approximately $0.6 million in our administration fees under our contract to serve as the North American Numbering Plan Administrator.
      Interoperability. Interoperability revenue increased $18.3 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanding service offerings such as enhanced order management services for wireless data and Internet telephony providers. Specifically, revenue from number portability transactions increased $10.5 million, and revenue from our order management services increased $7.1 million.
      Infrastructure and other. Infrastructure and other revenue increased $35.0 million due to an increase in the demand for our network management services. Of this amount, $28.9 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization. Connection fees and other revenue increased $5.2 million in 2005 due in part to revenue related to one-time functionality improvements that our customers requested.

Expense
      Cost of revenue. Cost of revenue increased $15.6 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our Common Short Code services. Of this amount, personnel and employee related expense increased $8.6 million due to increased personnel to support our customer deployment group, software engineering group and operations group. Contractor costs increased $4.1 million for software maintenance activities and managing industry changes to our clearinghouse. Additionally, cost of revenue increased by $4.1 million due to royalty expenses related to Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. These increases were offset by a $1.2 million decrease in facilities expense, maintenance of hardware and software and other clearinghouse expenses. Cost of revenue as a percentage of revenue decreased from 29.9% for the year ended December 31, 2004 to 26.8% for the year ended December 31, 2005. This decrease in cost of revenue as a percentage of revenue is attributable to operating efficiencies in our clearinghouse operations, which allowed us to increase the number of transactions we processed without proportional increases in personnel costs.
      Sales and marketing. Sales and marketing expense increased $6.8 million due to additions to our sales and marketing team to focus on branding, product launches and new business development opportunities, including international expansion. Of this amount, personnel and employee related expense increased $6.2 million, and costs related to industry events increased $0.3 million. Sales and marketing expense as a percentage of revenue decreased from 13.8% for the year ended December 31, 2004 to 12.2% for the year ended December 31, 2005.

      Research and development. Research and development expense increased $4.5 million due to the development of Internet telephony solutions to enhance our service offerings. Of this increase, personnel and employee related costs increased $3.1 million due to increased headcount, and fees for consultants to augment our internal research and development resources increased $0.9 million. Research and development expense as a percentage of revenue increased from 4.5% for the year ended December 31, 2004 to 4.9% for the year ended December 31, 2005.
      General and administrative. General and administrative expense increased $6.9 million primarily due to costs incurred to support business growth and costs incurred in preparation for, and in conjunction with, becoming a public company. We recorded $5.8 million of offering costs related to our public offerings in 2005 and other related expense, which includes legal, accounting and consulting fees. In addition, personnel and employee related expense increased $2.0 million, which was offset in part by a reduction of $0.7 million in general and administrative facility costs. General and administrative expense as a percentage of revenue decreased from 12.8% in the year ended December 31, 2004 to 11.6% for the year ended December 31, 2005.
      Depreciation and amortization. Depreciation and amortization expense decreased $1.3 million due to the expiration of certain capital leases. Depreciation and amortization expense as a percentage of revenue decreased from 10.5% for the year ended December 31, 2004 to 6.6% for the year ended December 31, 2005.
      Restructuring recoveries. In 2005, we recorded a net restructuring recovery of $0.4 million, which included a restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago with sub-lease rates more favorable than originally assumed when the restructuring liability for the closure of excess facilities was recorded in 2002. This was offset by a restructuring charge of $317,000 for the closure of our facility in Oakland, CA, which was completed on October 31, 2005.
      Interest expense. Interest expense decreased $0.4 million in 2005 as compared to 2004 due to decrease in the number of capital leases. Interest expense as a percentage of revenue decreased from 1.5% for the year ended December 31, 2004 to 0.9% for the year ended December 31, 2005.
      Interest income. Interest income increased $0.8 million due to higher average cash balances. Interest income as a percentage of revenue remained flat at 1% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.
      Provision for income taxes. We recorded a provision for income taxes of $37.3 million in 2005 to reflect the expected 2005 effective tax rate, as compared to $1.2 million in 2004. As of June 30, 2004, we had generated operating profits for six consecutive quarters. As a result of this earnings trend, we determined that it was more likely than not that we would realize our deferred tax assets and reversed approximately $20.2 million of our deferred tax asset valuation allowance. The reversal resulted in the recognition of an income tax benefit of $16.9 million, and a reduction of goodwill of $3.3 million. The benefit was offset by current income tax expense of $7.6 million and deferred income taxes of $10.7 million, resulting in a net income tax expense of $1.2 million for 2004. Our annual effective income tax rate increased from 2.5% for the year ended December 31, 2004 to 40.2% for the year ended December 31, 2005.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004
      The following table presents an overview of our results of operations for the years ended December 31, 2003 and 2004. The share and per share data in the following table reflect the 1.4-for-1 stock split effected as part of the Recapitalization, but do not reflect the other aspects of the Recapitalization.

	2003	2004	2003 vs. 2004

	$	$	$ Change	% Change

	(In thousands, except per share data)
Revenue:
Addressing	$42,905	$50,792	$7,887	18.4%
Interoperability	16,003	34,228	18,225	113.9%
Infrastructure and other	52,785	79,981	27,196	51.5%

Total revenue	111,693	165,001	53,308	47.7%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	37,846	49,261	11,415	30.2%
Sales and marketing	14,381	22,743	8,362	58.1%
Research and development	6,678	7,377	699	10.5%
General and administrative	11,359	21,144	9,785	86.1%
Depreciation and amortization	16,051	17,285	1,234	7.7%
Restructuring recoveries	(1,296)	(220)	1,076	83.0%

	85,019	117,590	32,571	38.3%

Income from operations	26,674	47,411	20,737	77.7%
Other (expense) income:
Interest expense	(3,119)	(2,498)	621	(19.9)%
Interest income	1,299	1,629	330	25.4%

Income before minority interest and income taxes	24,854	46,542	21,688	87.3%
Minority interest	10	—	(10)	—

Income before minority interest	24,864	46,542	21,678	87.3%
Provision for income taxes	836	1,166	330	39.5%

Net income	24,028	45,376	21,348	88.8%
Dividends on and accretion of preferred stock	(9,583)	(9,737)	(154)	1.6%

Net income attributable to common stockholders	$14,445	$35,639	$21,194	146.7%

Net income attributable to common stockholders per common share:
Basic	$3.09	$6.33

Diluted	$0.31	$0.57

Weighted average common shares outstanding:
Basic	4,680	5,632

Diluted	76,520	80,237

Revenue
      Total revenue. Total revenue increased $53.3 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume credits under our contracts with North American Portability Management LLC, based on our exceeding pre-determined annual transaction volume thresholds under those contracts. The impact of this volume credit was $11.9 million in 2004, which was recognized in the fourth quarter and reduced fourth quarter revenue.
      Addressing. Addressing revenue increased $7.9 million due primarily to the growth in the number of wireless customers, the increase in new communications services being offered by our customers and the continued expansion of carrier networks. Of this amount, revenue from pooling transactions increased $7.7 million, primarily as service providers built inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to VoIP users. Carrier consolidation also required the use of our pooling service to reallocate pooled blocks of telephone numbers to consolidated networks. In addition, U.S. Common Short Codes revenue increased $2.4 million, reflecting a full year of this service, which commenced in October 2003. These increases were offset by a reduction of $2.5 million in our administration fees under our contract to serve as the North American Numbering Plan Administrator, reflecting the revised lower pricing under the new contract awarded to us in January 2004.
      Interoperability. Interoperability revenue increased $18.2 million due to an increase in wireless competition, carrier consolidation and our expanding service offerings, such as order management services for wireless data. Specifically, revenue from number portability increased $9.6 million, and revenue from our order management services, which we initiated in the third quarter of 2003, increased $8.4 million.
      Infrastructure and other. Infrastructure and other revenue increased $27.2 million due to an increase in the demand for our network management services. Revenue of $31.0 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by the implementation of new technologies by our customers, wireless technology upgrades and network optimization after carrier consolidation. This increase was offset by a $3.8 million decrease in connections fees and other revenue.

Expense
      Cost of revenue. Cost of revenue increased $11.4 million due to growth in personnel and employee-related expenses and contractor costs to support higher transaction volumes. Of this amount, personnel and employee-related expenses increased by $3.9 million to support our customer deployment and information technology and systems groups, along with increased contractor costs of $5.2 million for the conversion of acquired software platforms to the clearinghouse. Additionally, cost of revenue increased by $2.1 million due to royalty expenses primarily related to Common Short Code services and revenue share cost associated with our Internet domain name registry gateway services. Cost of revenue as a percentage of revenue decreased from 33.9% for the year ended December 31, 2003 to 29.9% for the year ended December 31, 2004. This decrease in cost of revenue as a percentage of revenue is attributable to operating efficiencies in our clearinghouse operations, which allowed us to increase the number of transactions we processed without proportional increases in personnel costs.
      Sales and marketing. Sales and marketing expense increased $8.4 million due to growth in personnel and employee-related expenses to focus on branding and product launches. Of this amount, personnel and employee-related expenses increased $6.7 million as we expanded our sales and marketing team. In addition, external costs related to branding and product launch accounted for $0.9 million of the increase. Sales and marketing expense as a percentage of revenue increased from 12.9% for the year ended December 31, 2003 to 13.8% for the year ended December 31, 2004.
      Research and development. Research and development expense increased $0.7 million due to an increase in personnel and employee-related expenses. Research and development expense as a percentage of revenue decreased from 6.0% for the year ended December 31, 2003 to 4.5% for the year ended December 31, 2004.
      General and administrative. General and administrative expense increased $9.8 million primarily due to costs incurred to support business growth and in preparation for becoming a public company. These costs include executive additions, systems and process controls and professional fees. General and administrative personnel cost increased $4.6 million, attributable in part to stock-based compensation of $2.1 million. Professional fees and other legal expenses increased $3.4 million. General and administrative expense as a percentage of revenue increased from 10.2% for the year ended December 31, 2003 to 12.8% for the year ended December 31, 2004.
      Depreciation and amortization. Depreciation and amortization expense increased $1.2 million due to an increase in capital assets to support increased transaction volume. Depreciation and amortization expense as a percentage of revenue decreased from 14.4% for the year ended December 31, 2003 to 10.5% for the year ended December 31, 2004. This decrease in depreciation and amortization expense as a percentage of revenue reflects improvement in asset utilization.
      Restructuring recoveries. In 2002, we disposed of property and equipment from operations and recorded a restructuring liability that included penalties for the cancellation of facility leases, resulting in a charge of $7.3 million. In 2004, $0.2 million of these charges were recovered as a result of updates to the assumptions used in the establishment of the restructuring accrual in 2003.
      Interest expense. Interest expense decreased $0.6 million as a result of lower interest charges on outstanding notes as principal was reduced, as well as a decrease in the number of capital leases. Interest expense as a percentage of revenue decreased from 2.8% for the year ended December 31, 2003 to 1.5% for the year ended December 31, 2004.
      Interest income. Interest income increased $0.3 million due to higher average cash balances in 2004 compared to 2003. Interest income as a percentage of revenue decreased from 1.2% for the year ended December 31, 2003 to 1.0% for the year ended December 31, 2004.
      Provision for income taxes. We recorded a provision for income taxes of $1.2 million for the year ended December 31, 2004, as compared to a provision for income taxes of $0.8 million for the year ended December 31, 2003. As of June 30, 2004, we had generated operating profits for six consecutive quarters. As a result of this earnings trend, we determined that it was more likely than not that we would realize our deferred tax assets and reversed approximately $20.2 million of our deferred tax asset valuation allowance. The reversal resulted in the recognition of an income tax benefit of $16.9 million and a reduction of goodwill of $3.3 million. The benefit was offset by current income tax expense of $7.6 million and deferred income taxes of $10.7 million, resulting in a net income tax expense of $1.2 million.
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
      Total cash and cash equivalents and short-term investments were $63.9 million at December 31, 2004, increasing to $103.5 million at December 31, 2005. As of December 31, 2005, we had $4.3 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility.
      We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.
      As part of the Recapitalization, we paid accrued and unpaid dividends on our preferred stock of approximately $6.3 million. On June 28, 2005, all of the preferred stock was converted into common stock, and no dividends are currently accruing. We have paid or expect to pay offering costs, excluding underwriting discounts and commissions, and other related expenses totaling $5.8 million in connection with our initial public offering and the additional offering of our common stock in December 2005.

Discussion of Cash Flows

Cash flows from operations
      Net cash provided by operating activities for the year ended December 31, 2005 was $61.2 million, as compared to $64.7 million for the year ended December 31, 2004. This $3.5 million decrease in net cash provided by operating activities was principally the result of a net decrease in changes in operating assets and liabilities of approximately $33.3 million. This decrease was offset by a net increase in adjustments to reconcile net income to net cash flow provided by operating activities of approximately $19.7 million, which was predominantly due to an adjustment of approximately $17.0 million related to the tax benefit from the exercise of stock options.

Cash flows from investing
      Net cash used in investing activities was $46.5 million for the year ended December 31, 2005, compared to $54.4 million for the year ended December 31, 2004. This $7.9 million decrease in net cash used in investing activities was principally due to a reduction in purchases of short-term investments of $10.1 million and a decrease in purchases of property and equipment of $0.4 million, offset by the purchase of two businesses for $2.5 million.

Cash flows from financing
      Net cash used in financing activities was $6.2 million for the year ended December 31, 2005, compared to $51.5 million for the year ended December 31, 2004. This $45.3 million decrease in net cash used in financing activities was principally the result of the following: a decrease of $24.1 million in the payment of preferred stock dividends, and a $5.6 million increase in proceeds received from the exercise of common stock options; a decrease of $10.4 million for required letters of credit relating to our December 2003 contract amendments with North American Portability Management LLC; and a decrease of $6.0 million in repayments of notes payable and capital leases, offset by a decrease of $2.2 million in proceeds from the issuance of notes payable.
Contractual Obligations
      Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2005.
Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Capital lease obligations	$9,923	$6,346	$3,577	$—	$—
Operating lease obligations	21,373	$4,765	$12,729	$3,879	$—
Long-term debt	2,251	$1,232	$1,019	$—	$—

Total	$33,547	$12,343	$17,325	$3,879	$—

Debt and Credit Facilities
      We have a revolving credit facility, which provides us with up to $15 million in available credit. Borrowings under the revolving credit facility may be either base rate loans or Eurodollar rate loans. There were no outstanding borrowings under this facility at December 31, 2004 and December 31, 2005; however, total available borrowings were reduced by outstanding letters of credit of $1.8 million and $10.7 million at December 31, 2004 and December 31, 2005, respectively, which reduce the amount we may borrow under the revolving credit facility. Base rate loans bear interest at a fluctuating rate per annum equal to the higher of the federal funds rate plus 0.5% or the lender’s prime rate. Eurodollar rate loans bear interest at the Eurodollar rate plus the applicable margin. Our obligations under the revolving credit facility are secured by all of our assets (other than the assets of NeuLevel, Inc., our subsidiary, and the receivables securing our obligations under our receivables facility) and our interest in NeuLevel.
      Under the terms of the revolving credit facility, we must comply with certain financial covenants, such as maintaining minimum levels of consolidated net worth, quarterly consolidated EBITDA and liquid assets and not exceeding certain levels of capital expenditures and leverage ratios. Additionally, there are negative covenants that limit our ability to declare or pay dividends, acquire additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of our business without the permission of the lender. During 2003, 2004 and 2005, we were not in compliance with certain covenants and obtained waivers for such defaults.
      We also have a receivables facility under which we borrowed $10.1 million, secured by, and payable from the proceeds of, certain receivables. An independent third party administers the collections of these receivables. As the receivables are collected, the third party pays the bank directly for all secured amounts on a monthly basis, thereby reducing the amounts outstanding under the facility. Minimum payments of $1 million against principal have been due every six months since January 2004, and all amounts outstanding are due February 1, 2007. We have guaranteed a portion of the receivables facility (less than 10% of the outstanding principal balance) but are otherwise not liable for the collection of amounts owed under the secured receivables. The receivables facility bears interest at the reserve adjusted one month LIBOR rate plus 2%.
Effect of Inflation
      Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2003, 2004 and 2005.
Recent Accounting Pronouncements
      On December 16, 2004, and as amended on April 14, 2005, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, in 2005 and in prior years, we accounted for share-based payments to employees using the intrinsic value method of APB Opinion No. 25 and, as such, generally did not recognize compensation cost for employee stock options.
      We will adopt the provisions of SFAS No. 123(R) for the fiscal quarter beginning on January 1, 2006 using the modified prospective transition method and therefore will not restate prior periods. Application of this pronouncement requires us to make significant judgments regarding the variables in an option pricing model in order to determine fair value, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the economic environment at the date of grant or over the expected term of the award. We are currently evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was approximately $0, $0 and $17.0 million in 2003, 2004 and 2005, respectively.
Off-Balance Sheet Arrangements
      We had no off-balance sheet arrangements as of December 31, 2004 and 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk related to foreign currency exchange is due to our number portability contract with Canadian LNP Consortium, Inc. Based on this agreement, we recognize revenue on a per transaction basis as the services are performed and bill for these services using the Canadian dollar at a fixed exchange rate that is updated annually. As a result, we are affected by currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The net impact of foreign exchange rate fluctuations on earnings was not material for the years ended December 31, 2003, 2004 or 2005, respectively.
      Interest rate exposure is primarily limited to the approximately $75.9 million of short-term investments owned by us at December 31, 2005. Such investments consist principally of commercial paper, high-grade auction rate securities and U.S. government or corporate debt securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, such risk is mitigated by the relatively short-term nature of these investments. For the year ended December 31, 2005, a one-percentage point adverse change in interest rates would have reduced our interest income for the year ended December 31, 2005 by approximately $650,000. In addition, we do not consider the present rate of inflation to have a material impact on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
      We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
McLean, Virginia
March 10, 2006

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$19,019	$27,529
Restricted cash	4,835	374
Short-term investments	44,910	75,946
Accounts receivable, net of allowance for doubtful accounts of $468 and $494, respectively	29,171	30,982
Unbilled receivables	980	6,394
Securitized notes receivable	3,325	1,074
Notes receivable	965	—
Prepaid expenses and other current assets	3,747	8,054
Deferred costs	2,359	4,819
Income taxes receivable	—	14,595
Deferred tax asset	10,923	12,216

Total current assets	120,234	181,983
Restricted cash, long-term	835	—
Property and equipment, net	36,504	39,627
Goodwill	49,453	51,495
Intangibles assets, net	1,250	2,655
Securitized notes receivable, long-term	1,074	—
Deferred costs, long-term	2,012	5,454
Other assets	961	557

Total assets	$212,323	$281,771

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2005

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,828	$4,119
Accrued expenses	32,630	36,880
Income taxes payable	419	—
Customer credits	15,541	—
Deferred revenue	14,761	20,006
Notes payable	4,636	1,232
Capital lease obligations	4,813	5,540
Accrued restructuring reserve	1,330	536

Total current liabilities	76,958	68,313
Deferred revenue, long-term	13,892	18,463
Notes payable, long-term	1,358	1,019
Capital lease obligations, long-term	6,606	3,440
Accrued restructuring reserve, long-term	3,719	2,572
Other liabilities	—	500
Deferred tax liability	1,194	1,197

Total liabilities	103,727	95,504
Minority interest	—	104
Commitments and contingencies	—	—
Series B Voting Convertible Preferred Stock, $0.01 par value; 4,000,000 shares authorized; 100,000 shares issued and outstanding at December 31, 2004; liquidation preference of $66 at December 31, 2004	66	—
Series C Voting Convertible Preferred Stock, $0.01 par value; 28,600,000 shares authorized; 28,569,692 shares issued and outstanding at December 31, 2004; liquidation preference of $85,717 at December 31, 2004	85,717	—
Series D Voting Convertible Preferred Stock, $0.01 par value; 10,000,000 shares authorized; 9,098,525 shares issued and outstanding at December 31, 2004; liquidation preference of $54,817 at December 31, 2004	54,671	—
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2004 and 2005	—	—
Class A common stock, $0.001 par value; 200,000,000 shares authorized; No shares issued or outstanding as of December 31, 2004; 68,150,690 shares issued and outstanding as of December 31, 2005	—	68
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 6,159,985 and 199,152 shares issued and outstanding as of December 31, 2004 and 2005, respectively	6	—
Additional paid-in capital	—	163,741
Deferred stock compensation	(1,733)	(1,446)
Treasury stock, 236,366 shares at cost at December 31, 2004	(1,125)	—
(Accumulated deficit) retained earnings	(29,006)	23,800

Total stockholders’ (deficit) equity	(31,858)	186,163

Total liabilities and stockholders’ (deficit) equity	$212,323	$281,771

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2003	2004	2005

Revenue:
Addressing	$42,905	$50,792	$75,036
Interoperability	16,003	34,228	52,488
Infrastructure and other	52,785	79,981	114,945

Total revenue	111,693	165,001	242,469
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	37,846	49,261	64,891
Sales and marketing	14,381	22,743	29,543
Research and development	6,678	7,377	11,883
General and administrative	11,359	21,144	28,048
Depreciation and amortization	16,051	17,285	16,025
Restructuring recoveries	(1,296)	(220)	(389)

	85,019	117,590	150,001

Income from operations	26,674	47,411	92,468
Other (expense) income:
Interest expense	(3,119)	(2,498)	(2,121)
Interest income	1,299	1,629	2,406

Income before minority interest and income taxes	24,854	46,542	92,753
Minority interest	10	—	(104)

Income before income taxes	24,864	46,542	92,649
Provision for income taxes	836	1,166	37,251

Net income	24,028	45,376	55,398
Dividends on and accretion of preferred stock	(9,583)	(9,737)	(4,313)

Net income attributable to common stockholders	$14,445	$35,639	$51,085

Net income attributable to common stockholders:
Basic	$3.09	$6.33	$1.48

Diluted	$0.31	$0.57	$0.72

Weighted average common shares outstanding:
Basic	4,680	5,632	34,437

Diluted	76,520	80,237	77,046

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Class A		Class B						(Accumulated	Total
	Common Stock		Common Stock		Additional	Common Stock	Deferred		Deficit)	Stockholders’
					Paid-In	Subscription	Stock	Treasury	Retained	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Earnings	Equity

Balance at December 31, 2002	—	$—	4,447	$4	$—	$(155)	$(44)	$—	$(87,105)	$(87,300)
Shares issued for acquisition of NightFire Software, Inc.	—	—	882	1	3,776	—	—	—	—	3,777
Common stock options exercised	—	—	220	—	39	—	—	—	—	39
Repayment of executive promissory notes	—	—	—	—	—	155	—	—	—	155
Compensation expense associated with options issued to nonemployees	—	—	—	—	287	—	—	—	—	287
Amortization of deferred stock compensation	—	—	—	—	—	—	16	—	—	16
Accretion of preferred stock and related dividends	—	—	—	—	(4,102)	—	—	—	(5,481)	(9,583)
Net income	—	—	—	—	—	—	—	—	24,028	24,028

Balance at December 31, 2003	—	—	5,549	5	—	—	(28)	—	(68,558)	(68,581)
Common stock options exercised	—	—	611	1	90	—	—	—	—	91
Deferred stock compensation expense associated with issuance of restricted stock units	—	—	—	—	2,187	—	(2,187)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(1,012)	—	(1,012)
Return of common stock originally issued for acquisition of NightFire Software, Inc	—	—	—	—	—	—	—	(113)	—	(113)
Compensation expense associated with options issued to nonemployees	—	—	—	—	654	—	—	—	—	654
Compensation expense associated with repurchase of immature shares	—	—	—	—	982	—	—	—	—	982
Accretion of preferred stock and related dividends	—	—	—	—	(3,913)	—	—	—	(5,824)	(9,737)
Amortization of deferred stock compensation	—	—	—	—	—	—	482	—	—	482
Net income	—	—	—	—	—	—	—	—	45,376	45,376

Balance at December 31, 2004	—	—	6,160	6	—	—	(1,733)	(1,125)	(29,006)	(31,858)
Common stock options exercised	—	—	466	1	246	—	—	—	—	247
Compensation expense associated with options issued to nonemployees	—	—	—	—	2,214	—	—	—	—	2,214
Shares issued for acquisition of fiducianet, Inc.	—	—	36	—	388	—	—	—	—	388
Retirement of treasury stock	—	—	(236)	—	(1,125)	—	—	1,125	—	—
Accretion of preferred stock and related dividends	—	—	—	—	(1,721)	—	—	—	(2,592)	(4,313)
Issuance of Class B common stock pursuant to conversion of convertible preferred stock	—	—	53,435	53	138,452	—	—	—	—	138,505
Conversion of Class B common stock to Class A common stock	59,662	60	(59,662)	(60)	—	—	—	—	—	—
Deferred stock compensation expense associated with issuance of restricted stock	5	—	—	—	160	—	(160)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	447	—	—	447
Common stock options exercised	2,122	2	—	—	7,709	—	—	—	—	7,711
Warrants exercised	6,362	6	—	—	418	—	—	—	—	424
Tax benefit from stock option exercises	—	—	—	—	17,000	—	—	—	—	17,000
Net income	—	—	—	—	—	—	—	—	55,398	55,398

Balance at December 31, 2005	68,151	$68	199	$—	$163,741	$—	$(1,446)	$—	$23,800	$186,163

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2004	2005

Operating activities:
Net income	$24,028	$45,376	$55,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,051	17,285	16,025
Stock compensation	303	2,118	2,661
Amortization of deferred financing costs	533	150	57
Tax benefit from stock option exercises	—	—	17,000
Deferred income taxes	—	(6,419)	(2,289)
Noncash restructuring recoveries	(1,295)	(220)	(389)
Provision for doubtful accounts	184	960	551
Minority interest	—	—	104
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,396)	(7,697)	(3,810)
Unbilled receivables	4,726	139	(5,414)
Notes receivable	2,753	4,938	4,290
Prepaid expenses and other current assets	(32)	(1,524)	(1,570)
Deferred costs	(2,633)	(869)	(5,902)
Income tax receivable	—	—	(14,595)
Other assets	(257)	(102)	658
Accounts payable and accrued expenses	8,628	11,119	6,396
Income taxes payable	375	44	(419)
Accrued restructuring reserve	(3,507)	(386)	(1,551)
Customer credits	21,000	(5,459)	(15,541)
Deferred revenue	12,426	5,279	9,542

Net cash provided by operating activities	72,887	64,732	61,202
Investing activities:
Purchases of property and equipment	(8,186)	(13,271)	(12,890)
Sales (purchases) of investments, net	1,845	(41,155)	(31,036)
Businesses acquired, net of cash acquired	(8,089)	—	(2,540)

Net cash used in investing activities	(14,430)	(54,426)	(46,466)
Financing activities:
Disbursement (release) of restricted cash	493	(5,112)	5,296
Proceeds from issuance of notes payable	12,037	2,166	—
Principal repayments on notes payable	(16,104)	(9,823)	(5,406)
Principal repayments on capital lease obligations	(10,342)	(7,505)	(5,939)
Proceeds from exercise of common stock options	39	91	5,661
Proceeds from exercise of warrants	—	—	424
Payment of preferred stock dividends	—	(30,324)	(6,262)
Repayment of common stock subscriptions	155	—	—
Repurchase of common stock	—	(1,012)	—
Payment of deferred financing fees	(250)	—	—

Net cash used in financing activities	(13,972)	(51,519)	(6,226)

Net increase (decrease) in cash and cash equivalents	44,485	(41,213)	8,510
Cash and cash equivalents at beginning of year	15,747	60,232	19,019

Cash and cash equivalents at end of year	$60,232	$19,019	$27,529

Supplemental cash flow information:
Cash paid for interest	$1,673	$1,693	$1,377

Cash paid for income taxes	$836	$7,291	$37,583

See accompanying notes.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
      NeuStar, Inc. (the Company) was incorporated as a Delaware corporation in 1998. The Company provides the North American communications industry with essential clearinghouse services. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls among thousands of competing communication service providers, or CSPs, in the United States and Canada. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company manages the authoritative directories for the .us and .biz Internet domains, as well as for U.S. Common Short Codes, part of the short messaging service, or SMS, relied on by the U.S. wireless industry.
      The Company provides its services from its clearinghouse, which includes unique databases and systems for workflow and transaction processing. These services are used by CSPs to solve a range of their technical and operating requirements, including:

•	Addressing. The Company enables CSPs to use critical, shared addressing resources, such as telephone numbers, several Internet domain names, and U.S. Common Short Codes.

•	Interoperability. The Company enables CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. The Company also facilitates order management and work flow processing among CSPs.

•	Infrastructure and Other. The Company enables CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their own networks.
      On June 28, 2005, the Company effected a recapitalization, which involved (i) the payment of $6.3 million for all accrued and unpaid dividends on all of the then-outstanding shares of preferred stock, followed by the conversion of such shares into shares of common stock, (ii) the amendment of the Company’s certificate of incorporation to provide for Class A common stock and Class B common stock, (iii) and the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock (collectively, the “Recapitalization”). Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock.
      On June 28, 2005, the Company made an initial public offering of 31,625,000 shares of Class A common stock, which included the underwriters’ over-allotment option exercise of 4,125,000 shares of Class A common stock. All the shares of Class A common stock sold in the initial public offering were sold by selling stockholders and, as such, the Company did not receive any proceeds from that offering. Prior to the Company’s initial public offering, holders of 100,000 shares of Series B Voting Convertible Preferred Stock, 28,569,692 shares of Series C Voting Convertible Preferred Stock, and 9,098,525 shares of Series D Voting Convertible Preferred Stock converted their shares into 500,000, 28,569,692, and 9,098,525 shares of the Company’s common stock, respectively, after which the split by means of a reclassification, as described in clauses (ii) and (iii) of the previous paragraph, was effected.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, as amended by Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of all Majority-Owned Subsidiaries. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. Minority interest is recorded in the statement of operations for the share of losses absorbed by minority shareholders to the extent that the minority shareholder’s investment in the subsidiary does not fall below zero. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity method of accounting pursuant to Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company does not have any variable interest entities or investments accounted for under the equity method of accounting.
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.
Reclassifications
      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
Fair Value of Financial Instruments
      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2004 and 2005, the Company believes the carrying value of its long-term notes receivable approximates fair value as the interest rates approximate a market rate. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2004 and 2005, the Company believes the carrying amount of its long-term debt approximates its fair value since the fixed and variable interest rates of the debt approximate a market rate.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
      The Company considers all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents. Supplemental non-cash information to the consolidated statements of cash flows is as follows:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Fixed assets acquired through capital leases	$7,433	$8,054	$3,470
Fixed assets acquired through notes payable	1,154	1,359	1,002
Accounts payable incurred to purchase fixed assets	1,539	125	79
Business acquired with common shares (see Note 3)	3,777	(113)	388
Dividends to preferred stockholders	9,334	2,095	—
Restricted Cash
      At December 31, 2004 and 2005, approximately $5.7 million and $374,000, respectively, of cash was pledged as collateral on outstanding letters of credit related to 2003 customer credits and lease obligations and was classified as restricted cash on the consolidated balance sheets.
Derivatives and Hedging Activities
      The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ (deficit) equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in the fair value of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.
      In October 2003, the Company entered into an interest rate swap agreement to manage our interest rate exposure under our 2003 Receivables Facility (see Note 9). The interest rate swap does not meet the criteria under SFAS No. 133 to qualify for hedge accounting treatment. Accordingly, changes in the fair value of the instrument are recorded in earnings. The fair value of the interest rate swap was not significant at December 31, 2004 and 2005.
Concentrations of Credit Risk
      Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash investment policies are in place that restrict placement of these instruments to financial institutions evaluated as highly creditworthy.
      With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally granting uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. Customers under the Company’s contracts with North American Portability Management LLC are charged a Revenue Recovery

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Collection fee (See Accounts Receivable, Revenue Recovery Collection and Allowance for Doubtful Accounts).
Short-term Investments
      Investments in debt and equity securities that have readily determinable fair values are accounted for as available-for-sale securities. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date, with the unrealized gains and losses recorded as a component of other comprehensive income. The specific-identification method is used to compute the realized gains and losses on debt and equity securities. As of December 31, 2004 and 2005, the carrying value of the investments approximated their fair value and there were no unrealized gains or losses. As of December 31, 2004 and 2005, these investments consisted principally of commercial paper, high-grade auction rate securities and U.S. government or corporate debt securities.
Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts
      Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with North American Portability Management LLC, the Company bills a Revenue Recovery Collections (RRC) fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. From January 1, 2003 through June 30, 2004, the RRC fee was 3%. On July 1, 2004, the RRC fee was reduced to 2%. On July 1, 2005, the RRC fee was reduced to 1%. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $4.3 million and $2.5 million are included in accrued expenses as of December 31, 2004 and 2005, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $468,000 and $494,000 as of December 31, 2004 and 2005, respectively. Bad debt expense amounted to $184,000, $960,000 and $551,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
Deferred Financing Costs
      The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense.
Property and Equipment
      Property and equipment, including leasehold improvements and assets acquired through capital leases, are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are determined using the straight-line method over the estimated useful lives of the assets, as follows:

Computer hardware	3-5 years
Equipment	5 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of related lease term or useful life
      Amortization expense of capital leased assets is included in depreciation and amortization expense in the consolidated statements of operations. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company capitalizes software development and acquisition costs in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2004 and 2005, the Company capitalized costs related to internal use software of $9.1 million and $8.2 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2003, 2004 and 2005 was $5.3 million, $5.5 million and $3.7 million, respectively and is included in depreciation and amortization expense in the consolidated statements of operations.
Goodwill
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
      The Company performs its annual impairment analysis on October 1 of each year or more often if indicators of impairment arise. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. The Company performed its annual impairment test with regard to the carrying value of goodwill on October 1, 2004 and 2005 and determined that goodwill was not impaired at those dates.
Identifiable Intangible Assets
      Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
      The Company’s identifiable intangible assets are amortized as follows:

	Years	Method

Acquired technologies	4	Straight-line
Customer lists	3 to 5	Various
      Amortization expense related to acquired technologies and customer lists are included in depreciation and amortization expense in the consolidated statements of operations.
Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2003, 2004 or 2005.
Revenue Recognition
      The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.
      The Company provides the following services pursuant to various private commercial and government contracts.

Addressing
      The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, and directory services for Internet domain names and U.S. Common Short Codes. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. In the event the Company estimates losses on its fixed fee contract, the Company recognizes these losses in the period in which a loss becomes apparent. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract based on costs incurred plus a pro rata amount of the fixed fee.
      In addition to the administrative functions associated with its role as the National Pooling Administrator, the Company also generates revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with North American Portability Management LLC, and the Company recognizes revenue on a per transaction fee basis as the services are performed. For its Internet domain name services, the Company generates revenue for Internet domain registrations, which generally have contract terms between one and ten years. The Company recognizes revenue on a straight-line basis over the lives of the related customer contracts. The Company generates revenue from its Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.

Interoperability
      The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability under its long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.

Infrastructure and Other
      The Company’s infrastructure services consist primarily of network management and connection fees. The Company generates revenue from network management services under its long-term contracts with

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
North American Portability Management LLC. The Company recognizes revenue on a per transaction fee basis as the services are performed. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with North American Portability Management LLC. The Company recognizes its connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee.

Significant Contracts
      The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills an RRC fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. In the period in which the RRC fees are billed, the RRC fees are recorded as an accrued expense (see Note 8) on the consolidated balance sheet, with a corresponding increase to accounts receivable. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. On an annual basis, (i) the Company evaluates the RRC fee reserve by comparing cash collections to billings and the RRC percentage is adjusted, and (ii) any excess RRC fee reserve is returned to the telecommunications service providers in accordance with the terms of these contracts.
      The per-transaction pricing under these contracts provides for annual volume credits that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005, the maximum aggregate volume credit was $7.5 million, which was applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per-transaction pricing was restored to the prevailing contractual rate. In August 2005, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume credits for the year ended December 31, 2005.
      Conversely, billings in 2003 and 2004 continued at the original contractual rate after the annual volume threshold was surpassed. Billings in excess of the discounted pricing were recorded as customer credits (liability) on the consolidated balance sheet with a corresponding reduction to revenue. In the following year when the credits were applied to invoices rendered, customer credits were reduced with a corresponding credit to accounts receivable. The annual pre-determined volume threshold was surpassed in the fourth quarters of 2003 and 2004 resulting in the reduction of revenue and recognition of customer credits of $6.0 million and $11.9 million, respectively.
      In December 2003, these contracts were amended to extend their expiration date from May 2006 to May 2011, and the per-transaction fee charged to the Company’s customers over the term of the contracts was reduced. As part of the amendments, the Company agreed to retroactively apply the new transaction fee to all 2003 transactions processed and granted credits totaling $16.0 million. These credits were applied to customer invoices over a 23-month period beginning in January 2004. Additionally, the Company obtained letters of credit totaling $16.0 million in January 2004 to secure these customer credits. As of December 31, 2004,

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $15.5 million of these customer credits were outstanding. As of December 31, 2005, no customer credits were outstanding. The amount of the Company’s revenue derived under its contracts with North American Portability Management LLC was $84.5 million $130.0 million, and $188.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Service Level Standards
      Pursuant to certain of the Company’s private commercial contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. The Company records a provision for these performance-related penalties when it becomes aware that required service levels that would trigger such a penalty have not been met, which results in a corresponding reduction to revenue.
Cost of Revenue and Deferred Costs
      Cost of revenue includes all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies and facilities cost.
      Deferred costs represent direct labor related to professional services incurred for the setup and implementation on contracts. These costs are recognized in cost of revenue ratably over the contract term. Deferred costs are classified as such on the consolidated balance sheet for the periods presented.
Research and Development
      The Company expenses its research and development costs as incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense; consulting fees; and the costs of facilities, computer and support services used in service and technology development.
Advertising
      The Company expenses advertising as incurred. Advertising expense was approximately $1.2 million, $447,000 and $809,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
Accounting for Stock-Based Compensation
      SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (SFAS No. 123), allows companies to account for stock-based compensation using either the provisions of SFAS No. 123 or the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock compensation expense to nonemployees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services (EITF 96-18) and represents the fair value of the consideration received or the fair value of the equity instrument issued, whichever may be more reliably measured. For options that have not reached a measurement date under EITF 96-18, the fair value of the options granted to nonemployees is remeasured at each reporting date.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income attributable to common stockholders and net income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Year Ended December 31,

	2003	2004	2005

Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$14,445	$35,639	$51,085
Add: stock-based compensation expense included in reported net income attributable to common stockholders	303	2,065	1,607
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(2,794)	(6,707)	(6,282)

Pro forma basic net income attributable to common stockholders	$11,954	$30,997	$46,410

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$14,445	$35,639	$51,085
Dividends on and accretion of convertible preferred stock	9,583	9,737	4,313

Diluted net income attributable to common stockholders	24,028	45,376	55,398
Add: stock-based compensation expense included in reported net income attributable to common stockholders	303	2,065	1,607
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(2,794)	(6,707)	(6,282)

Pro forma diluted net income attributable to common stockholders	$21,537	$40,734	$50,723

Net income attributable to common stockholders per common share:
Basic — as reported	$3.09	$6.33	$1.48

Basic — pro forma	$2.55	$5.50	$1.35

Diluted — as reported	$0.31	$0.57	$0.72

Diluted — pro forma	$0.28	$0.51	$0.66

      The effect of applying SFAS No. 123 on pro forma net income attributable to common stockholders as stated above is not necessarily representative of the effects on reported net income attributable to common stockholders for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.
      For the purposes of the disclosure required by SFAS No. 123, the weighted-average fair value of each option granted during the years ended December 2003, 2004 and 2005 was $2.51, $3.92 and $11.19, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pricing model with the following assumptions used for grants issued during the years ended December 31, 2003, 2004, 2005:

	Year Ended December 31,

	2003	2004	2005

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	71.43%	67.14%	61.38%
Average risk-free interest rate	3.08%	3.43%	3.95%
Expected term	5 years	5 years	5 years
Basic and Diluted Net Income Attributable to Common Stockholders per Common Share
      Basic net income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,

	2003	2004	2005

Basic net income attributable to common stockholders per common share:
Net income	$24,028	$45,376	$55,398
Dividends on and accretion of convertible preferred stock	(9,583)	(9,737)	(4,313)

Basic net income attributable to common stockholders	$14,445	$35,639	$51,085

Basic net income attributable to common stockholders per common share	$3.09	$6.33	$1.48

Diluted net income attributable to common stockholders per common share:
Basic net income attributable to common stockholders	$14,445	$35,639	$51,085
Dividends on and accretion of convertible preferred stock	9,583	9,737	4,313

Diluted net income attributable to common stockholders	$24,028	$45,376	$55,398

Diluted net income attributable to common stockholders per common share	$0.31	$0.57	$0.72

Weighted average common shares outstanding — basic	4,680	5,632	34,437
Dilutive effect of:
Stock options for the purchase of common stock	6,820	7,515	10,163
Conversion of preferred stock and accrued dividends payable into common stock	58,755	60,801	26,453
Warrants for the purchase of common stock	6,265	6,289	5,993

Weighted average common shares outstanding — diluted	76,520	80,237	77,046

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Segment Information
      The Company currently operates in one business segment; namely providing critical technology services to the communications industry. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.
      Substantially all of the Company’s material identifiable assets are located in the United States. Revenue derived from international sales was $5.6 million, $5.2 million and $7.0 million for the years ended December 31, 2003, 2004 and 2005.
Comprehensive Income
      There were no material differences between net income and comprehensive net income for the years ended December 31, 2003, 2004 and 2005.
Recent Accounting Pronouncements
      On December 16, 2004, and as amended on April 14, 2005, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, in 2005 and in prior years, the Company accounted for share-based payments to employees using the intrinsic value method of APB Opinion No. 25 and, as such, generally did not recognize compensation cost for employee stock options.
      The Company will adopt the provisions of SFAS No. 123(R) for the fiscal quarter beginning on January 1, 2006 using the modified prospective transition method and therefore will not restate prior periods. Application of this pronouncement requires management to make significant judgments regarding the variables in an option pricing model in order to determine fair value, including stock price volatility and employee exercise behavior. Most of these variables are either highly dependent on the economic environment at the date of grant or over the expected term of the award. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material impact on its consolidated results of operations. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was approximately $0, $0 and $17.0 million in 2003, 2004 and 2005, respectively.

3.	ACQUISITIONS
BizTelOne, Inc.
      In January 2003, the Company acquired BizTelOne, Inc. (BTO) for $2.5 million in cash. The acquisition provided technology and market presence needed to facilitate growth of the Company’s order management services. The acquisition was accounted for as a purchase and the results of operations of BTO have been included in the accompanying consolidated statements of operations since the date of the acquisition.
      The Company allocated the purchase price principally to acquired technology ($937,000) and goodwill ($2.1 million), and recorded liabilities assumed of $489,000. Acquired technology is included in intangible assets (see Note 7) and is being amortized on a straight-line basis over four years.
      In connection with the purchase, the Company was obligated to pay additional consideration over a two-year period to BTO’s former shareholders if certain levels of revenue were achieved by BTO in 2004. The Company accrued $700,000 at December 31, 2004 with a corresponding increase to goodwill for settlement of the earnout, which was paid in March 2005.
NightFire Software, Inc.
      In August 2003, the Company acquired certain assets of NightFire Software Inc. (NightFire) for $4.1 million in cash (net of $293,000 cash acquired) and the issuance of 881,435 shares of common stock for total purchase consideration of $7.9 million. NightFire’s products enabled fully automated voice, data, and broadband access services fulfillment for competitive local exchange carriers, integrated communications carriers, incumbent local exchange carriers, inter-exchange carriers, Internet service providers, and other types of service providers. The acquisition of NightFire continued the expansion of the Company’s order management services to telecommunication service providers.
      The common stock of the Company was valued at $4.29 per share, which approximated fair market value, on the date of the acquisition. Of the total shares issued, approximately 294,000 shares of common stock were held in escrow for a period of nine months, ending May 2004, pursuant to an indemnification clause in the purchase agreement. The value of these shares has been included in the purchase consideration at the date of acquisition.
      The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business have been included in the accompanying consolidated statements of operations since the date of the acquisition. The purchase price was allocated to acquired technology ($1.3 million), customer lists ($996,000), and goodwill ($5.7 million) based on their estimated fair values on the acquisition date. Acquired technology and customer lists are included in intangible assets. Acquired technology is being amortized on an accelerated basis over four years, and customer lists are being amortized on a straight-line basis over three years.
      In July 2004, 267,446 shares of common stock were released from escrow and the Company recorded a purchase price adjustment of approximately $113,000 for the value of 26,366 shares of common stock that were returned to the Company with an offsetting reduction to goodwill. The shares returned to the Company were held in Treasury as of December 31, 2004 and were retired in May 2005.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiducianet, Inc.
      In February 2005, the Company acquired fiducianet, Inc. (Fiducianet) for $2.2 million in cash and the issuance of 35,745 shares of common stock for total purchase consideration of $2.6 million. The acquisition of Fiducianet enables the Company to serve as a single point of contact in managing all day-to-day customer obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws including the Communications Assistance for Law Enforcement, Patriot and Homeland Security Acts. The acquisition was accounted for as a purchase, and the results of Fiducianet have been included in the accompanying consolidated statements of operations since the date of the acquisition.
      The Company allocated the purchase price principally to customer lists ($2.6 million) and goodwill ($1.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on a straight-line basis over five years. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recorded a deferred tax liability of approximately $1.0 million with an offset to goodwill.
Foretec Seminars Inc.
      In December 2005, the Company acquired Foretec Seminars, Inc. (Foretec) a provider of secretariat services to the Internet Engineering Task Force (IETF), from the Corporation for National Research Initiatives (CNRI) for $875,000 in cash, of which $500,000 is payable upon the achievement of certain milestones, as well as the payment of approximately $213,000 in legal fees incurred by CNRI to establish a public trust to administer IETF-related intellectual property. In accordance with FASB Statement No. 141, Business Combinations (SFAS No. 141), the $500,000 payable upon the achievement of certain milestones has been included in the purchase consideration since this amount was determinable as of the date of acquisition.
      The acquisition was accounted for as a purchase and accordingly, the results of Foretec have been included in the accompanying consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net liabilities assumed of approximately $53,000 and goodwill ($929,000) based on their estimated fair values on the acquisition date.

4.	SECURITIZED NOTES RECEIVABLE
      The Company has receivables for functionality upgrades on behalf of its customers under its Statement of Work (SOW) contracts with North American Portability Management LLC. At the option of these customers, payment of these securitized notes receivable is made over 36 months from completion of the contract. The obligations, which are unsecured, accrue interest monthly on the unpaid balance. The interest charges range from 7.3% to 9.6% per annum. Payments are received from each customer for its pro-rata share of the obligation under the SOW contracts.

5.	DEFERRED FINANCING COSTS
      During 2003, 2004 and 2005, the Company paid $250,000, $0 and $0, respectively, in loan origination fees that are being amortized using the effective-interest method over the term of the related debt. Total amortization expense was approximately $496,000, $150,000 and $57,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2004 and 2005, the balance of unamortized deferred financing fees was $65,000 and $7,000, respectively, and is included within other noncurrent assets.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2005

Computer hardware	$26,245	$32,608
Equipment	312	969
Furniture and fixtures	2,176	2,537
Leasehold improvements	11,852	14,781
Construction in-progress	3,002	1,927
Capitalized software	25,099	33,091

	68,686	85,913
Accumulated depreciation and amortization	(32,182)	(46,286)

Property and equipment, net	$36,504	$39,627

      The Company entered into capital lease obligations of $8.1 million and $3.5 million for the years ended December 31, 2004 and 2005, respectively, primarily for equipment and furniture.
      In 2003, the Company revised the estimated useful life related to certain systems as the Company expected to replace the affected systems in 2004. As a result, the Company accelerated depreciation based on the revised useful life for an amount totaling $686,000 in 2003. Depreciation and amortization expense for the years ended December 31, 2003, 2004 and 2005 was $16.1 million, $17.3 million and $16.0 million, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS
      Goodwill consists of the following (in thousands):

	December 31,

	2004	2005

Goodwill	$49,453	$51,495

      Intangible assets consist of the following (in thousands):

	December 31,		Weighted-Average
			Amortization Period
	2004	2005	(In Years)

Intangible assets:
Customer lists	$996	$3,566	4.4
Accumulated amortization	(704)	(1,441)

Customer lists, net	292	2,125

Acquired technology	2,208	2,208	4.0
Accumulated amortization	(1,250)	(1,678)

Acquired technology, net	958	530

Intangible assets, net	$1,250	$2,655

      Amortization expense related to other intangible assets for the years ended December 31, 2003, 2004 and 2005 of approximately $629,000, $1.3 million and $1.2 million, respectively, is included in depreciation and

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization expense. Amortization expense related to other intangibles for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is expected to be approximately $858,000, $726,000, $514,000, $514,000 and $43,000, respectively.

8.	ACCRUED EXPENSES
      Accrued expenses consist of the following (in thousands):

	December 31,

	2004	2005

Accrued wages	$15,656	$23,254
RRC reserve	4,289	2,501
Other	12,685	11,125

	$32,630	$36,880

9.	NOTES PAYABLE
      Notes payable consist of the following (in thousands):

	December 31,

	2004	2005

Promissory note payable to vendor; principal and interest payable quarterly at 1.73% per annum with a maturity date of April 1, 2006; secured by the equipment financed	$767	$155
Promissory note payable to vendor; principal and interest payable quarterly at 2.88% per annum with a maturity date of April 1, 2006; secured by the equipment financed	41	10
Promissory note payable to vendor; principal and interest payable quarterly at 3.87% per annum with a maturity date of April 1, 2006; secured by the equipment financed	146	30
Promissory note payable to vendor; principal and interest payable quarterly at 2.08% per annum with a maturity date of April 1, 2007; secured by the equipment financed	1,443	810
Promissory note payable to vendor; principal and interest payable quarterly at 0.0% per annum with a maturity date of March 1, 2008; secured by the equipment financed	—	1,246
2003 Receivables Facility (defined below), bearing interest at the one-month LIBOR rate plus 2.00% (6.39% at December 31, 2005), with monthly paydown corresponding with the cash collection of securitized notes receivable (see Note 4), with a maturity date of February 1, 2007	3,597	—

	5,994	2,251
Less: current portion	(4,636)	(1,232)

Notes payable, long-term	$1,358	$1,019

Revolving Credit Facility
      In August 2002, the Company entered into a Revolving Credit Facility (Revolving Credit Facility), which provides the Company with up to $15 million in available credit. Borrowings under the Revolving Credit Facility may be either Base Rate loans or Eurodollar rate loans. Base Rate loans bear interest at a fluctuating

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate per annum equal to the higher of the federal funds rate plus 0.5% or the lender’s prime rate. Eurodollar rate loans bear interest at the Eurodollar rate plus the applicable margin. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2004 and December 31, 2005; however, total available borrowings were reduced by outstanding letters of credit of $1.8 million and $10.7 million at December 31, 2004 and December 31, 2005, respectively (see Note 10), which reduce the amount the Company may borrow under the revolving credit facility. Accordingly, as of December 31, 2004 and 2005, the available capacity under the Revolving Credit Facility was $13.2 million and $4.3 million, respectively.
      The Company’s obligations under the Revolving Credit Facility are secured by all of the Company’s assets (other than the assets of NeuLevel, Inc. and those securing its obligations under the 2003 Receivable Facility, as discussed below). Under the terms of the Revolving Credit Facility, the Company must comply with certain financial covenants such as maintaining minimum levels of consolidated net worth, quarterly consolidated EBITDA, and liquid assets and not exceeding certain levels of capital expenditures and leverage ratios. Additionally, there are negative covenants that limit the Company’s ability to declare or pay dividends, acquire additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of the business without permission of the lender. During 2003, 2004 and 2005, the Company was not in compliance with certain covenants and obtained waivers for such defaults.
Receivables Facilities
      In November 2001, the Company established a Receivables Facility with a bank (2001 Receivables Facility), which provided the Company with up to a total of $37 million, as amended, in available credit. In connection with the 2001 Receivables Facility, the Company drew down net proceeds of approximately $28.0 million, net of financing costs, against $30.2 million in securitized notes receivable (see Note 4) in November 2001. This balance was repaid in full in 2003. In September 2002, the Company amended the 2001 Receivables Facility and drew down additional net proceeds of $6.7 million, net of financing costs, against $7.0 million in securitized notes receivable (see Note 4). In October 2003, the Company used a portion of the proceeds from the 2003 Receivables Facility, as discussed below, to pay off the remaining balance on the 2001 Receivables Facility.
      In October 2003, the Company established a Receivables Facility with a bank (2003 Receivables Facility), pursuant to which it borrowed $10.1 million, secured by, and payable from the proceeds of, its securitized notes receivable (see Note 4). An independent third party administers the collection of the securitized notes receivable. As the securitized notes receivable are collected, the third party pays the bank directly for all secured amounts on a monthly basis, thereby reducing the amounts outstanding under the facility. Minimum payments of $1 million have been due every six months since January 2004, and all amounts outstanding are due February 1, 2007. The Company has guaranteed a portion of the 2003 Receivables Facility (less than 10% of the outstanding principal balance) but is otherwise not liable for the collection of amounts owed under the secured securitized notes receivable. The 2003 Receivables Facility bears interest at the reserve adjusted one month LIBOR rate plus 2%. As of December 31, 2005, the rate was 6.39%.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, remaining principal payments under promissory notes payable and the 2003 Receivables Facility are as follows (in thousands):

2006	$1,232
2007	880
2008	139

Total	2,251
Less: current portion	(1,232)

Notes payable, long-term	$1,019

10.	COMMITMENTS AND CONTINGENCIES
Capital Leases
      The following is a schedule of future minimum lease payments due under capital lease obligations (in thousands):

2006	$6,346
2007	3,207
2008	370

Total minimum lease payments	9,923
Less: amounts representing interest	(943)

Present value of minimum lease payments	8,980
Less: current portion	(5,540)

Capital lease obligation, long-term	$3,440

      The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,

	2004	2005

Equipment and hardware	$14,922	$18,392
Furniture and fixtures	1,918	1,918

	16,840	20,310
Less: accumulated amortization	(4,982)	(10,838)

	$11,858	$9,472

      The Company is obligated under certain capital lease obligations to maintain letters of credit for the value of the underlying assets. The Company has letters of credit with balances totaling $1.8 million and $10.7 million at December 31, 2004 and 2005, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Leases
      The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2010 and generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2005, are as follows (in thousands):

2006	$4,765
2007	4,283
2008	4,181
2009	4,265
2010	3,054
Thereafter	825

$21,373

      Rent expense was $2.6 million, $3.0 million and $3.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.
Contingencies
      Currently, and from time to time, the Company is involved in litigation arising in the normal course of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.

11.	RESTRUCTURING CHARGES
Workforce Reduction
      The restructuring program during 2005 resulted in workforce reductions of approximately 20 employees which were located in the Company’s Oakland, California office. The Company recorded workforce reduction charges of $317,000 during the year ended December 31, 2005, primarily for severance and fringe benefits.
Closure of Excess Facilities
      During 2003, the Company recorded a change in estimate of approximately $1.3 million to reduce a previously established restructuring liability in connection with the cancellation of a lease without penalties, which the Company had previously believed would apply when the applicable property was abandoned in 2002. During 2004, the Company recorded a change in estimate of approximately $220,000 to reduce the restructuring liability as a result of changes in the Company’s assumptions regarding the time period over which this property would remain vacant. During 2005, the Company recorded a change in estimate of approximately $706,000 to reduce the restructuring liability due to a change in the Company’s assumptions regarding the sub-lease rate for this property.
      At December 31, 2004 and 2005, the accrued liability associated with the restructuring and other related charges was $5.0 million and $3.1 million, respectively. Amounts related to the lease termination due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011. The Company paid approximately $3.3 million, $900,000 and $1.9 million, in the years ended December 31, 2003, 2004 and 2005, respectively, related to restructuring charges.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INCOME TAXES
      The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,

	2003	2004	2005

Current:
Federal	$401	$5,609	$32,381
State	435	1,976	5,905

Total current	836	7,585	38,286
Deferred:
Federal	—	(5,429)	(876)
State	—	(990)	(159)

Total deferred	—	(6,419)	(1,035)

Total provision for income taxes	$836	$1,166	$37,251

      As of June 30, 2004, the Company had generated operating profits for six consecutive quarters and had fully utilized its federal net operating loss carryforwards. As a result of this earnings trend and projected operating results over future years, the Company reversed approximately $20.2 million of its deferred tax asset valuation allowance, having determined that it was more likely than not that these deferred tax assets will be realized. This reversal resulted in the recognition of an income tax benefit of $16.9 million and a reduction of goodwill of $3.3 million. Of the total income tax benefit recognized, approximately $14.5 million relates to a federal deferred tax benefit with the remainder representing the state deferred tax benefit.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,

	2004	2005

Deferred tax assets:
NOL carryforwards	$—	$111
Restructuring accrual	1,964	1,209
Deferred revenue	4,939	6,328
Accrued compensation	5,792	7,535
Start-up costs	1,742	689
Stock-based compensation expense	602	1,119
Other reserves	1,173	1,281
Other	495	777

Total deferred tax assets	16,707	19,049

Deferred tax liabilities:
Unbilled receivables	(482)	(3,162)
Depreciation and amortization	(4,883)	(2,575)
Identifiable intangibles	(236)	(816)
Deferred expenses	(1,362)	(1,462)
Other	(15)	(15)

Total deferred tax liabilities	(6,978)	(8,030)

Net deferred tax asset	$9,729	$11,019

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,

	2003	2004	2005

Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	5.7	5.1	4.1
AMT Credit/ Tax	1.6	(1.0)	1.6
Other	0.1	0.1	(0.5)
Change in valuation allowance	(39.0)	(36.7)	0.0

Effective tax rate	3.4%	2.5%	40.2%

13.	CONVERTIBLE PREFERRED STOCK
      Prior to the Company’s initial public offering on June 28, 2005 (See Note 1), holders of 100,000 shares of Series B Voting Convertible Preferred Stock, 28,569,692 shares of Series C Voting Convertible Preferred Stock, and 9,098,525 shares of Series D Voting Convertible Preferred Stock converted their shares into 500,000, 28,569,692, and 9,098,525 shares of the Company’s common stock, respectively, after which each share of common stock was split by means of a reclassification into 1.4 shares of Class B common stock and subsequently converted, at the election of the holder, into Class A common stock.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Series B Preferred Stock
      The holders of the Series B were entitled to receive preferential cumulative dividends in cash at the rate per share of 6% of stated value ($0.651) or $0.04 per annum, compounded quarterly. Dividends were declared and paid on the Series B. Each share of Series B was convertible into seven shares of common stock, subject to anti-dilution adjustments, and was entitled to that number of votes. Conversion into common stock was automatic in the event of an underwritten public offering (or a combination of offerings) of common stock with gross proceeds to the Company of not less than $50 million (Qualified IPO). In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series B would have received, on par with the holders of the Series C, a liquidation preference of $0.651 per share plus any accrued and unpaid dividends per share. Dividends on the Series B were approximately $4,800, $4,800 and $2,000 for each of the years ended December 31, 2003, 2004 and 2005. Accrued and unpaid dividends on Series B were $18,000, $1,000 and $0 at December 31, 2003, 2004 and 2005, respectively.
      The Series B had a deemed liquidation provision included among the rights given to its holders whereby, upon the sale of the Company or substantially all the Company’s assets, the holders of the Series B were entitled to elect to receive a cash payment equal to the liquidation preference or the amount of consideration that would have been payable had the Series B converted to common stock.
Series C Preferred Stock
      The holders of the Series C were entitled to receive cumulative dividends in cash at the rate per share of 6% of stated value ($2.956) or $0.18 per annum, compounded quarterly. Dividends were declared and paid on the Series C in preference in respect to other series of stock determined as subordinate. The Series C were convertible to common shares on a 1.4-for-1 basis, subject to anti-dilution adjustments. Upon a Qualified IPO, the Series C would have automatically converted to common stock at the applicable conversion price. Each share of Series C was entitled to the same number of votes as the shares of common stock into which it was convertible. The Company also had the right to redeem, in whole or in part, the Series C outstanding at the Series C redemption price of $2.956 per share, plus an amount equal to any and all dividends accrued and unpaid, with consent of the holders of a majority of the Series C. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C would have received, on par with the holders of the Series B, a liquidation preference of $2.956 per share plus any accrued and unpaid dividends per share. Dividends on the Series C were approximately $5.7 million and $5.8 million and $2.5 million for the years ended December 31, 2003, 2004 and 2005, respectively. Accrued and unpaid dividends on the Series C were approximately $14.0 million, $1.3 million and $0 at December 31, 2003, 2004 and 2005, respectively.
      The Series C had a deemed liquidation provision included among the rights given to its holders whereby, upon the sale of the Company or substantially all the Company’s assets, the holders of the Series C were entitled to elect to receive a cash payment equal to the liquidation preference or the amount of consideration that would have been payable had the Series C converted to common stock.
Series D Preferred Stock
      Holders of the Series D were entitled to receive cumulative dividends in cash at the rate per share of 6% of stated value ($5.935) or $0.36 per annum, compounded quarterly. Dividends were declared and paid on the Series D, subject in all cases to the rights and preferences of the holders of Series B and C but were in preference with respect to other series of shares determined as subordinate. The Series D were convertible to common shares on a 1.4-for-1 basis, subject to anti-dilution adjustments. Upon a Qualified IPO, the Series D would have automatically converted to common stock at the conversion price applicable at that time. Each share of Series D was entitled to that number of votes as the shares of common stock into which it was convertible.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the period commencing on August 5, 2006 and ending September 5, 2006, the holders of a majority of the then-outstanding shares of Series D and Series E could have required the Company to engage an independent investment banker to seek a third-party purchaser for then-outstanding Series D and E at not less than the applicable liquidation amount or some or all of the Company’s assets or to sell additional securities to fund the redemption of the Series D and Series E, such that the holders of such shares will receive the applicable liquidation amount. If the shares of Series D and Series E were not purchased or redeemed by the Company prior to June 5, 2007, the Company would have been required to redeem such shares on that date. If a majority of the holders of Series D and E did not elect to have their shares redeemed, a certain holder of Series D had a one-month period ending in October 2006 to have required the Company to redeem their shares on June 5, 2009. If the board of directors had determined that funds will not be reasonably available to satisfy the redemption obligation, the Company would not have been required to do so, provided that it increased the dividend rate on shares held by a certain holder of Series D by 0.5% per annum, up to a maximum dividend rate of 15% per annum. Series D was redeemable in amounts equal to the original investment plus accrued and unpaid dividends. The redemption amount of the Series D, $54.0 million plus accrued and unpaid dividends, was accreted to its redemption rate.
      In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Series D and E were entitled to a liquidation preference over holders of all other series of preferred and common stock. The holders of the Series B and C were pari passu and had preference over the common stockholders. Dividends on and accretion of the Series D were approximately $3.6 million, $3.7 million and $1.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.
      Accrued and unpaid dividends on the Series D were $8.9 million, $817,000 and $0 at December 31, 2003, 2004 and 2005, respectively.

14.	STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
      The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series.
Common Stock
      The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.001 par value per share and 100,000,000 shares of Class B common stock, $0.001 par value per share. Each holder of Class A and Class B common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of Class A and Class B common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our board of directors may from time to time determine.
      On June 28, 2005, the Company made an initial public offering of 31,625,000 shares of Class A common stock, which included the underwriters’ over-allotment option exercise of 4,125,000 shares of Class A common stock. All the shares of Class A common stock sold in the IPO were sold by selling stockholders and, as such, the Company did not receive any proceeds from the offering. In connection with this transaction, the Company incurred offering costs and other IPO-related expenses of approximately $4.9 million.
      On December 6, 2005, the Company completed an additional offering (December 2005 offering), of 20,000,000 shares of Class A common stock. All the shares of Class A common stock sold in the December 2005 offering were sold by selling stockholders and, as such, the Company did not receive any proceeds from

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that offering. In connection with this transaction, the Company incurred offering costs of approximately $900,000.
      In connection with the formation of NeuLevel, Inc. (NeuLevel), the Company’s 90%-owned subsidiary, the Company granted the minority interest holder of NeuLevel an option to purchase, within 30 days of the completion of the Company’s initial public offering, up to $20.0 million worth of Class B common stock at a purchase price per share equal to the public offering price. This option expired unexercised.
      In October 2005, the Company granted 5,000 shares of restricted common stock to an employee under the NeuStar, Inc. 2005 Stock Incentive Plan. The shares vest in annual equal installments over three years from the date of grant.
Warrants
      In prior years, the Company issued warrants to purchase 6,361,383 shares of common stock at $0.0667 per share in connection with certain debt financings. On December 12, 2005, the Company issued 6,361,383 shares of Class A common stock upon the exercise these warrants in exchange for cash proceeds of approximately $424,000.

15.	STOCK INCENTIVE PLANS
      The Company has two stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). Under the 1999 Plan, the Company had the ability to grant to its directors, employees and consultants stock or stock-based awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, shares of restricted common stock, phantom stock units and other stock-based awards. In May 2005, the Company’s board of directors adopted the 2005 Plan, which was approved by the Company’s stockholders in June 2005. In connection with the adoption of the 2005 Plan, the Company’s board of directors amended the 1999 Plan to provide that no further awards would be granted under the 1999 Plan as of the date stockholder approval of the 2005 Plan was obtained. All shares available for grant as of that date, plus any other shares under the 1999 Plan that again become available due to forfeiture, expiration, settlement in cash or other termination of awards without issuance, will be available for grant under the 2005 Plan.
      Under the 2005 plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of December 31, 2005, 6,021,173 shares are available for grant or award under the 2005 Plan.
      The terms of all stock options granted may not exceed ten years. The exercise price of options granted, as determined by the Compensation Committee, approximates fair market value of Common Stock at the time of the grant. The exercise price per share for options granted under the Plan is generally not less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of directors determines the vesting of the options, with a maximum vesting period of ten years. Options issued through 2005 generally vest with respect to 25% of the shares on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire ten years from date of issuance and are forfeitable upon termination of an option holder’s service.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2002	9,345,910	$1.07
Options granted	4,016,446	5.26
Options exercised	(220,060)	0.18
Options forfeited	(425,703)	2.11

Outstanding at December 31, 2003	12,716,593	2.37
Options granted	2,983,173	6.69
Options exercised	(611,118)	0.15
Options forfeited	(713,006)	3.91

Outstanding at December 31, 2004	14,375,642	3.29
Options granted	1,149,844	20.33
Options exercised	(2,588,631)	3.07
Options forfeited	(315,302)	6.10

Outstanding at December 31, 2005	12,621,553	4.81

Exercisable at December 31, 2005	8,692,844	2.41

Exercisable at December 31, 2004	8,561,121	1.46

Exercisable at December 31, 2003	7,466,332	0.92

      The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
	Number of	Average	Remaining	Number of	Average
	Options	Exercise	Contractual Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(In Years)	Exercisable	Price

$ 0.00 - $ 3.20	5,252,398	$0.38	4.51	5,252,398	$0.38
$ 3.21 - $ 6.21	2,492,998	4.42	6.90	1,963,415	4.39
$ 6.22 - $ 8.21	3,296,263	6.33	7.93	1,223,778	6.33
$ 8.22 - $11.21	776,644	9.42	8.18	253,253	10.27
$11.22 - $31.95	803,250	24.35	9.51	—	—

	12,621,553	4.81	6.42	8,692,844	2.41

      In June 2004, the Company entered into an agreement with an employee which gave the employee the right to put 210,000 shares of common stock to be received upon the exercise of vested stock options back to the Company at $4.82 per share. In July 2004, the employee exercised vested stock options for 210,000 shares of common stock and put the shares back to the Company in August 2004. The Company recognized stock-based compensation expense of $982,000 on the date the put right was granted in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of ABP 25. The shares repurchased were held in treasury as of December 31, 2004 and were retired in May 2005.
      In July 2004, the Company granted an employee of the Company the right to receive a total of 350,000 shares of common stock. This right vests on December 18, 2008. The Company recorded $2.2 million

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in deferred compensation expense during the year ended December 31, 2004 in connection with this stock grant. The deferred compensation is calculated as the fair value of the shares on the grant date and is being amortized over the vesting period of the restricted stock.
      In February 2005, the Company granted fully vested options to nonemployees for the purchase of 22,400 shares of common stock at a weighted average exercise price of $10.86 per share. The Company recognized compensation expense of approximately $180,000. The fair value of these awards was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.38%; and dividend yield of 0.00% during the option term.
      In March 2005, an employee of the Company changed status to a consultant and, in accordance with the terms of that employee’s original option agreement, continued to vest in 26,250 options as of March 29, 2005. As a result, the Company re-measured the fair value of the vested options and recognized compensation expense of approximately $331,000. The fair value of this award was calculated on the modification date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.43%; and dividend yield of 0.00% during the option term.
      In March 2005, the Company accelerated the vesting of certain options issued to nonemployees. This acceleration enabled the optionholders to immediately vest in approximately 102,000 options, which otherwise would have vested over the options’ original vesting period, generally 48 months. In connection with this acceleration, the Company recorded approximately $1.6 million as compensation expense based on the fair value of the options on the date of acceleration. The fair value of these awards was remeasured on the acceleration date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.72%; and dividend yield of 0.00% during the option term. As of March 31, 2005, all options granted to nonemployees had vested. Prior to this acceleration, the Company recognized compensation expense of approximately $249,000 and $644,000 for the years ended December 31, 2003 and 2004.
      In October 2005, the Company granted 5,000 shares of restricted common stock to an employee under the 2005 Plan. The shares vest in annual equal installments over three years from the date of grant. The Company recorded approximately $160,000 of deferred stock compensation expense relating to the issuance of the restricted common stock. The deferred stock compensation expense is amortized on a straight-line basis over the three year vesting period.

16.	EMPLOYEE BENEFIT PLANS
      The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The plan documents provide for the Company to make matching and other discretionary contributions, as determined by the board of directors. The Company recognized contribution expense related to both plans totaling $1.3 million, $1.5 million and $2.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

17.	RELATED PARTY TRANSACTIONS
      During the years ended December 31, 2003, 2004 and 2005, the Company received professional services from a company owned by a family member of the Chairman and CEO of the Company. The services were related to tenant improvements in the Company’s leased office spaces. The amounts paid to the related party during the years ended December 31, 2003, 2004 and 2005 were approximately $38,000, $117,000 and

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$99,000, respectively. As of December 31, 2004 and 2005, the Company had no outstanding payable to this party.
      The Company has an agreement with Melbourne IT Limited (MIT), a holder of a 10% interest in NeuLevel, whereby MIT serves as a registrar for domain names within the .biz top-level domain. During the years ended December 31, 2003, 2004 and 2005, the Company recorded approximately $377,000, $512,000 and $684,000, respectively, in revenue from MIT related to domain name registration services and other nonrecurring revenue from IP claim notification services and pre-registration services.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
Summary consolidated statement of operations:
Total revenue	$38,714	$39,610	$45,229	$41,448	(1)
Income from operations	14,054	11,586	14,794	6,977
Net income	13,533	18,668	8,964	4,211
Net income attributable to common stockholders	11,056	16,155	6,386	2,042
Net income attributable to common stockholders per common share — basic	$2.06	$2.94	$1.10	$0.35
Net income attributable to common stockholders per common share — diluted	$0.17	$0.23	$0.11	$0.05

	Quarter Ended

	Mar. 31,	Jun. 30,	Sep. 30,		Dec. 31,
	2005	2005	2005		2005

	(In thousands, except per share data)
Summary consolidated statement of operations:
Total revenue	$57,792	$62,296	$58,960	(1)	$63,421
Income from operations	24,475	23,016	21,692		23,285
Net income	14,631	13,883	13,057		13,827
Net income attributable to common stockholders	12,488	11,713	13,057		13,827
Net income attributable to common stockholders per common share — basic	$2.08	$1.45	$0.22		$0.22
Net income attributable to common stockholders per common share — diluted	$0.19	$0.18	$0.17		$0.18

(1)	Revenue for the quarters ended December 31, 2004 and September 30, 2005 reflects contractual pricing discounts based on pre-established annual aggregate transaction volume targets under our contracts with North American Portability Management LLC, which had an impact of $11.9 million and $7.5 million, respectively.

19.	SUBSEQUENT EVENT
      In March 2006, the Company acquired all of the remaining shares of NeuLevel, Inc. from its joint venture partner, Melbourne IT Limited (MIT) for $4.3 million in cash. In accordance SFAS No. 141, the acquisition will be accounted for using purchase accounting. The Company is currently in the process of completing its purchase price allocation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
      As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
      In addition, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      Information about our directors and executive officers is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders, or our 2006 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005, under the headings “Board of Directors” and “Executive Officers and Management.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2006 Proxy Statement under the heading “Governance of the Company — Board and Committee Membership.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2006 Proxy Statement under the heading “Governance of the Company — Governance Information.”

ITEM 11.	EXECUTIVE COMPENSATION.
      Information about director and executive officer compensation is incorporated by reference to our 2006 Proxy Statement, under the headings “Governance of the Company — Compensation of Non-Employee Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Termination of Employment and Change in Control Arrangements and Indemnification.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      Information required by Item 12 of this report is incorporated by reference to our 2006 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by Item 13 of this report is incorporated by reference to our 2006 Proxy Statement, under the heading “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      Information about the fees for professional services rendered by our independent auditors in 2004 and 2005 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2006 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our 2006 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      (a) Documents filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Schedule for the three years ended December 31, 2003, 2004 and 2005:
II — Valuation and Qualifying Accounts	80

(3) Exhibits

A list of exhibits filed or furnished with this report is provided in the Exhibit Index beginning on page 80 of this report.

NEUSTAR, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,

	2003	2004	2005

	(In thousands)
Allowance for Doubtful Accounts
Beginning Balance	$66	$84	$468
Additions	184	960	551
Reductions(1)	(166)	(576)	(525)

Ending Balance	$84	$468	$494

Deferred Tax Asset Valuation Allowance
Beginning Balance	$30,270	$20,209	$—
Additions	—	—	—
Reductions	(10,061)	(20,209)	—

Ending Balance	$20,209	$—	$—

(1)	Includes accounts written-off, net of collections on accounts previously written off.

EXHIBIT INDEX
      Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit
Number		Description of Exhibit

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(4.1)		Specimen Class A Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(4.2)		Specimen Class B Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(9.1)		Amended and Restated Trust Agreement dated September 24, 2004, by and among NeuStar, Inc., the stockholders named therein and the trustees named therein, incorporated herein by reference to Exhibit 9.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005.**

10	.1.1	Amendment, effective May 31, 2003, to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); and (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005.**

10	.2.1	Amendment, entered into as of December 19, 2005, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10	.2.2	Amendment, entered into as of January 20, 2006, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

(10.3)		National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective June 14, 2001, incorporated herein by reference to (a) Exhibit 10.3 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.3.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.3.2 to our Current Report on Form 8-K, filed September 15, 2005; and (d) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed November 14, 2005.

(10.4)		North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 9, 2003, incorporated herein by reference to (a) Exhibit 10.4 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); and (b) Exhibit 10.4.1 to our Current Report on Form 8-K, filed September 15, 2005.

10	.4.1	Amendment, effective November 12, 2003, to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 9, 2003.

Exhibit
Number		Description of Exhibit

(10.5)		.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001, incorporated herein by reference to (a) Exhibit 10.5 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed November 14, 2005; and (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed November 14, 2005.

(10.6)		Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuLevel, Inc., dated as of May 11, 2001, incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).

(10.7)		Common Short Code License Agreement made and entered into October 17, 2003, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).**

10	.7.1	Amendment, entered into on January 31, 2006, to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

(10.8)		NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)		NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.10)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)		Incentive Stock Option Agreement under the 1999 Plan, made as of March 26, 2002, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.13)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of March 26, 2002, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.14)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.15)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit
Number	Description of Exhibit

(10.17)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Incentive Stock Option Agreement under the 1999 Plan, made as of January 16, 2003, by and between NeuStar, Inc. and John Malone, as amended as of December 18, 2003 and as of June 22, 2004, incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of January 16, 2003, by and between NeuStar, Inc. and John Malone, as amended as of December 18, 2003 and as of June 22, 2004, incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.20)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.21)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.22)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.23)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and John Malone, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.24)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.25)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.26)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.27)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and John Malone, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.27 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.28)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.29)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

Exhibit
Number		Description of Exhibit

(10.30)		Phantom Stock Unit Agreement under the 1999 Plan, made as of July 19, 2004, by and between NeuStar, Inc. and Michael R. Lach, incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.31)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Henry Geller, incorporated herein by reference to Exhibit 10.31 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.32)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Henry Kressel, incorporated herein by reference to Exhibit 10.32 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.33)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Joe Landy, incorporated herein by reference to Exhibit 10.33 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.34)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.35)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.36)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Frank Schiff, incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.37)		Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635).

(10.38)		Credit Agreement, dated as of August 14, 2002, among NeuStar, Inc., Bank of America, N.A., and other lenders, incorporated herein by reference to(a) Exhibit 10.38 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635); and(b) Exhibit 10.38.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005.

10	.38.1	Amendment, dated February 15, 2005, to the Credit Agreement, dated as of August 14, 2002, among NeuStar, Inc., Bank of America, N.A., and other lenders.

10	.38.2	Amendment, dated February 10, 2006, to the Credit Agreement, dated August 14, 2002, among NeuStar, Inc., Bank of America, N.A., and other lenders.

(10.39)		NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 10.40 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.40)		NeuStar, Inc. 2005 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 10.41 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.41)		Executive Relocation Policy, incorporated herein by reference to Exhibit 10.42 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.42)		Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

Exhibit
Number	Description of Exhibit

(10.43)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.44 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.44)	Form of Restricted Stock Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.45)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.46 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.46)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.47)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.48)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.49)	Stockholders Agreement, dated June 28, 2005, by and among NeuStar, Inc. and the stockholders named therein, incorporated herein by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q, filed August 15, 2005.

(10.50)	Registration Rights Agreement, dated as of June 5, 2001, by and among NeuStar, Inc. and the stockholders named therein, incorporated herein by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, filed with the Securities and Exchange Commission as Exhibit 10.1 and Exhibit 10.1.1 to this annual report on Form 10-K.

99.2	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, filed with the Securities and Exchange Commission Exhibit 10.1 and Exhibit 10.1.1 to this annual report on Form 10-K.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

NEUSTAR, INC.

By:	/s/ Jeffrey E. Ganek

Jeffrey E. Ganek
Chairman of the Board of Directors
and Chief Executive Officer
      We, the undersigned directors and officers of NeuStar, Inc., hereby severally constitute Jeffrey E. Ganek and Martin K. Lowen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2006.

Signature	Title

/s/ Jeffrey E. Ganek Jeffrey E. Ganek	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey A. Babka Jeffrey A. Babka	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cullen James G. Cullen	Director

/s/ Henry Geller Henry Geller	Director

/s/ Joseph P. Landy Joseph P. Landy	Director

/s/ Dr. Kenneth A. Pickar Dr. Kenneth A. Pickar	Director

/s/ Frank L. Schiff Frank L. Schiff	Director