Form 10-Q
period 2006-03-31
NEUSTAR INC
filed 2006-05-15
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 71,930,850 shares of Class A common stock, $0.001 par value, and 27,284 shares of Class B common stock, $0.001 par value, outstanding at May 1, 2006.

NeuStar, Inc.
Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,529	$16,002
Restricted cash	374	378
Short-term investments	75,946	97,472
Accounts receivable, net of allowance for doubtful accounts of $494 and $594, respectively	30,982	44,444
Unbilled receivables	6,394	7,702
Securitized notes receivable	1,074	434
Prepaid expenses and other current assets	8,054	5,866
Deferred costs	4,819	5,277
Income tax receivable	14,595	34,096
Deferred tax asset	12,216	6,455

Total current assets	181,983	218,126

Property and equipment, net	39,627	38,358
Goodwill	51,495	53,135
Intangible assets, net	2,655	6,449
Deferred costs, long-term	5,454	5,115
Other assets	557	416

Total assets	$281,771	$321,599

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2005	2006
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,119	$2,149
Accrued expenses	36,880	23,754
Deferred revenue	20,006	21,413
Notes payable	1,232	1,040
Capital lease obligations	5,540	5,375
Accrued restructuring reserve	536	441

Total current liabilities	68,313	54,172

Deferred revenue, long-term	18,463	19,033
Notes payable, long-term	1,019	718
Capital lease obligations, long-term	3,440	2,093
Accrued restructuring reserve, long-term	2,572	2,482
Other liabilities	500	500
Deferred tax liability	1,197	1,116

Total liabilities	95,504	80,114

Minority interest	104	—
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2005 and March 31, 2006	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 68,150,690 and 71,467,364 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	68	71
Class B common stock, par value $0.001; 100,000,000 shares authorized; 199,152 and 27,284 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	—	—
Additional paid-in capital	163,741	199,329
Deferred stock compensation	(1,446)	—
Retained earnings	23,800	42,085

Total stockholders’ equity	186,163	241,485

Total liabilities and stockholders’ equity	$281,771	$321,599

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2006
Revenue:
Addressing	$19,721	$23,414
Interoperability	13,087	14,117
Infrastructure and other	24,984	38,632

Total revenue	57,792	76,163

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	13,263	20,875
Sales and marketing	7,018	9,143
Research and development	2,570	4,141
General and administrative	7,590	7,281
Depreciation and amortization	3,582	4,448
Restructuring recoveries	(706)	—

	33,317	45,888

Income from operations	24,475	30,275
Other (expense) income:
Interest expense	(626)	(347)
Interest income	475	669

Income before minority interest and income taxes	24,324	30,597
Minority interest	—	(95)

Income before income taxes	24,324	30,502
Provision for income taxes	9,693	12,217

Net income	14,631	18,285
Dividends on and accretion of preferred stock	(2,143)	—

Net income attributable to common stockholders	$12,488	$18,285

Net income attributable to common stockholders per common share:
Basic	$2.08	$0.26

Diluted	$0.19	$0.24

Weighted average common shares outstanding:
Basic	6,002	70,339

Diluted	75,712	77,657

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2006
Operating activities:
Net income	$14,631	$18,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,582	4,448
Stock-based compensation	2,322	2,399
Amortization of deferred financing costs	22	5
Excess tax benefits from stock-based compensation	—	(27,085)
Deferred income taxes	3,411	4,041
Noncash restructuring recoveries	(706)	—
Provision for doubtful accounts	300	225
Minority interest	—	95
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,153)	(13,936)
Unbilled receivables	(958)	(1,308)
Notes receivable	1,294	640
Prepaid expenses and other current assets	(366)	2,188
Deferred costs	(2,987)	(120)
Income tax receivable	—	7,584
Other assets	169	136
Accounts payable and accrued expenses	(3,128)	(14,524)
Income taxes payable	6,103	—
Accrued restructuring reserve	(465)	(185)
Customer credits	(3,968)	—
Deferred revenue	5,575	1,976

Net cash provided by (used in) operating activities	18,678	(15,136)

Investing activities:
Purchases of property and equipment	(3,398)	(3,193)
Purchases of investments, net	(7,300)	(21,525)
Business acquired, net of cash	(2,164)	(4,300)

Net cash used in investing activities	(12,862)	(29,018)

Financing activities:
Release (disbursement) of restricted cash	1,643	(4)
Principal repayments on notes payable	(1,629)	(494)
Principal repayments on capital lease obligations	(1,558)	(1,512)
Proceeds from exercise of common stock options	90	7,552
Excess tax benefits from stock-based compensation	—	27,085

Net cash (used in) provided by financing activities	(1,454)	32,627

Net increase (decrease) in cash and cash equivalents	4,362	(11,527)
Cash and cash equivalents at beginning of period	19,019	27,529

Cash and cash equivalents at end of period	$23,381	$16,002

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006
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
     The Company provides its services from its clearinghouse, which includes unique databases and systems for workflow and transaction processing. These services are used by CSPs to solve a range of their technical and operating requirements, including:
•	Addressing. The Company enables CSPs to use critical, shared addressing resources, such as telephone numbers, Internet domain names, and U.S. Common Short Codes.

•	Interoperability. The Company enables CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. The Company also facilitates order management and work flow processing among CSPs.

•	Infrastructure and Other. The Company enables CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their own networks.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
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
Reclassifications
     Certain amounts in the prior periods financial statements have been reclassified to conform to the current year presentation.
Goodwill
     Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead tested for impairment annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.
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
Identifiable Intangible Assets
     Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144).
     The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	4	Straight-line
Customer lists	3 to 5	Various
     Amortization expense related to acquired technologies and customer lists is included in depreciation and amortization expense in the consolidated statements of operations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three months ended March 31, 2005 or 2006.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Significant Contracts
     The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills a Revenue Recovery Collections (RRC) fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. In the period in which the RRC fees are billed, the RRC fees are recorded as an accrued expense on the consolidated balance sheet, with a corresponding increase to accounts receivable. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. On an annual basis, (i) the Company evaluates the RRC fee reserve by comparing cash collections to billings and the RRC percentage is adjusted, and (ii) any excess RRC fee reserve is returned to the telecommunications service providers in accordance with the terms of these contracts.
     The per-transaction pricing under these contracts provides for annual volume credits that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005, the maximum aggregate volume credit was $7.5 million, which was applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per-transaction pricing was restored to the prevailing contractual rate. In August 2005, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume credits for the year ended December 31, 2005. The aggregate annual volume credits available in 2006 are $7.5 million.
Cost of Revenue and Deferred Costs
     Cost of revenue includes all direct materials, direct labor, and those indirect costs related to generation of revenue such as indirect labor, materials and supplies and facilities cost. The Company’s primary cost of revenue is related to our information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs. In addition, cost of revenue includes personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. Cost of revenue also includes costs relating to developing modifications and enhancements of the Company’s existing technology and services, as well as royalties paid related to the Company’s Common Short Code services.
     Deferred costs represent direct labor related to professional services incurred for the setup and implementation of contracts. These costs are recognized in cost of revenue ratably over the contract term. Deferred costs also include royalties paid related to the Company’s Common Short Code services, which are recognized in cost of revenue ratably over the contract term. Deferred costs are classified as such on the consolidated balance sheet for the periods presented.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company has elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with the SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the three months ended March 31, 2006, the Company included $27.1 million of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.
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
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
Comprehensive Income
     There were no material differences between net income and comprehensive income for the three months ended March 31, 2005 and 2006.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. ACQUISITION
NeuLevel, Inc.
     In March 2006, the Company acquired 10% of NeuLevel, Inc. (NeuLevel), from Melbourne IT Limited for cash consideration of $4.3 million, raising the Company’s ownership interest from 90% to 100%. The acquisition of the remaining 10% of NeuLevel was accounted for as a purchase. The Company allocated the purchase price principally to customer lists ($4.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on an accelerated basis over five years. In accordance with SFAS No. 109, the Company recorded a deferred tax liability of approximately $1.6 million with an offset to goodwill.
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill consists of the following (in thousands):

	December 31,	March 31,
	2005	2006
		(unaudited)
Goodwill	$51,495	$53,135

     Intangible assets consist of the following (in thousands):

			Weighted-Average
	December 31,	March 31,	Amortization Period
	2005	2006	(In Years)
		(unaudited)
Intangible assets:
Customer lists	$3,566	$7,667	4.7
Accumulated amortization	(1,441)	(1,668)

Customer lists, net	2,125	5,999

Acquired technology	2,208	2,208	4.0
Accumulated amortization	(1,678)	(1,758)

Acquired technology, net	530	450

Intangible assets, net	$2,655	$6,449

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was $309,000 and $307,000 for the three months ended March 31, 2005 and 2006. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is expected to be approximately $1.7 million, $1.5 million, $1.3 million, $1.3 million and $0.8 million, respectively.
5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Under the 2005 Plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of March 31, 2006, 5,042,675 shares were available for grant or award under the 2005 Plan.
     The term of any stock option granted under the 1999 Plan or the 2005 Plan may not exceed ten years. The exercise price per share for options granted under these Plans is not less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of directors determines the vesting of the options, with a maximum vesting period of ten years. Options issued generally vest with respect to 25% of the shares on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire seven to ten years from the date of issuance and are forfeitable upon termination of an optionholder’s service.
     The board of directors or Compensation Committee of the board of directors has and may in the future grant restricted stock to directors, employees and consultants. The board of directors or Compensation Committee of the board of directors determines the vesting of the restricted stock, with a maximum vesting period of ten years. Restricted stock issued generally vests in equal annual installments over a four year term. In addition, the board of directors granted 350,000 phantom stock units to one of the Company’s officers in July 2004. Under the terms of the phantom stock agreement, these phantom stock units will vest in full on December 18, 2008. Upon vesting, this officer will be entitled to receive one share of the Company’s Class A common stock for each phantom stock unit. The vesting of these phantom stock units may accelerate if the Company experiences a change of control and certain other conditions are met. The aggregate intrinsic value for these phantom stock units as of March 31, 2006 was $10.9 million.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified-prospective transition method, prior periods are not restated for comparative purposes. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $2.4 million. As of March 31, 2006, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date is estimated at $32.7 million, which the Company expects to recognize over a weighted average period of approximately 2.8 years. Total unrecognized compensation expense at March 31, 2006 is estimated based on outstanding non-vested stock options, restricted stock and phantom stock units, and this amount may be increased or decreased in future periods for subsequent grants or forfeitures.
     The following table illustrates the effect on net income attributable to common stockholders and net income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the three months ended March 31, 2005. The pro forma disclosure for the three months ended March 31, 2005 utilized the Black-Scholes option-pricing

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
model to estimate the value of the respective options with such value amortized to compensation expense over the options’ vesting periods.

Three Months
Ended
March 31,
2005
(in thousands,
except
per share data)
Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$12,488
Add: stock-based compensation expense included in reported net
income attributable to common stockholders	1,402
Deduct: total stock-based compensation expense determined under
fair value-based method for all awards	(2,953)

Pro forma basic net income attributable to common stockholders	$10,937

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$12,488
Dividends on and accretion of convertible preferred stock	2,143

Diluted net income attributable to common stockholders	14,631
Add: stock-based compensation expense included in reported net
income attributable to common stockholders	1,402
Deduct: total stock-based compensation expense determined under
fair value-based method for all awards	(2,953)

Pro forma diluted net income attributable to common stockholders	$13,080

Net income attributable to common stockholders per common share:
Basic — as reported	$2.08

Basic — pro forma	$1.82

Diluted — as reported	$0.19

Diluted — pro forma	$0.17

     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three months ended March 31, 2006, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the three months ended March 31, 2006 was $11.98. As follows are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2006, and a discussion of the assumptions.

Dividend yield	0.0%
Expected volatility	39.33%
Risk-free interest rate	4.54%
Expected life of options	4.59
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in June 2005, the Company has used a

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s preceding seven-month weekly historical volatility, the Company’s preceding six-month market implied volatility and an average of the Company’s peer group’s preceding four-year and six-year weekly historical volatility. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
     Risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between vesting and the contractual term as described in the SEC’s Staff Accounting Bulletin 107, Share-Based Payment.
     The stock-based compensation expense that has been recognized against income for the Company’s stock plans for the three months ended March 31, 2006 was approximately $2.4 million. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was approximately $30,000 for the three months ended March 31, 2006. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2006:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	12,621,553	$4.81
Options granted	1,067,300	30.20
Options exercised	(3,093,316)	2.42
Options forfeited	(140,292)	7.68

Outstanding at March 31, 2006	10,455,245	8.07

Exercisable at March 31, 2006	6,044,524	2.80

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $85.5 million. The aggregate intrinsic value for all options outstanding under the Company’s stock plans at March 31, 2006 was $239.8 million. The aggregate intrinsic value for exercisable options outstanding under the Company’s stock plans at March 31, 2006 was $170.4 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of March 31, 2006 was 6.91 years. The weighted-average remaining contractual life for exercisable options under the Company’s stock plans as of March 31, 2006 was 5.62 years.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2005	5,000	31.95
Granted	51,490	30.20
Vested	—	—
Forfeited	—	—

Non-vested March 31, 2006	56,490	30.35

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock plans at March 31, 2006 was $1.8 million.
6. BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Three months Ended
	March 31,
	2005	2006
Basic net income attributable to common stockholders:
Net income	$14,631	$18,285
Dividends on and accretion of convertible preferred stock	(2,143)	—

Basic net income attributable to common stockholders	$12,488	$18,285

Basic net income attributable to common stockholders per common share	$2.08	$0.26

Diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders	$12,488	$18,285
Dividends on and accretion of convertible preferred stock	2,143	—

Diluted net income attributable to common stockholders	$14,631	$18,285

Diluted net income attributable to common stockholders per common share	$0.19	$0.24

Weighted average common shares outstanding — basic	6,002	70,339
Dilutive effect of:
Stock options for the purchase of common stock	9,144	7,318
Conversion of preferred stock and accrued dividends payable into common stock	54,244	—
Warrants for the purchase of common stock	6,322	—

Weighted average common shares outstanding — diluted	75,712	77,657

7. SUBSEQUENT EVENT
     In April 2006, the Company acquired UltraDNS Corporation (UltraDNS) for cash consideration of $61.8 million. The acquisition of UltraDNS enables the Company to expand its domain name services to include managed domain name systems (DNS) services. These services play a key role in directing and managing Internet traffic for customers of UltraDNS, enabling them to intelligently and securely control and distribute traffic, and ensure security, scalability and reliability of websites and email. The acquisition was accounted for as a purchase. The Company is currently in the process of completing its purchase price allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
     During the first quarter of 2006, we continued to experience increased demand for our clearinghouse services. In the first quarter of 2006, total revenue increased 31.8% as compared to the first quarter of 2005. Under our contracts to provide telephone number portability services in the U.S., we processed 54.1 million transactions. We believe that this revenue growth and increased transaction volume during the first quarter of 2006 demonstrates strong demand for our services from numerous sources, including, most significantly, those described below.
     We experienced significant growth in transactions in the first quarter from customers who have been upgrading to next generation technologies, such as Internet Protocol, or IP, systems. This type of ongoing and pervasive change drives carriers to evaluate and restructure their network architectures. As IP services have continued to proliferate, VoIP service providers are expanding their operations. This expansion led to an increased need for access to inventories of telephone numbers, which drove increased demand for our addressing services this quarter.
     We also saw significant demand for our services during the first quarter of 2006 from wireless carriers, who have continued to expand their networks to facilitate wireless subscriber growth, to deliver new wireless applications, and to compete for market share among the users of wireless services. As CSPs expand and upgrade their networks and technology to enable the delivery of high-speed wireless services, we anticipate that they will increasingly rely on our services, and wireless-related transactions will remain a significant contributor to our transaction volume growth.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or

U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. See Part II, Item 1A. of this report, “Risk Factors,” for certain matters that may bear on our future results of operations. We discuss our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
     Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R), including the fair value recognition provisions using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective application, prior periods are not restated for comparative purposes. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $2.4 million. At March 31, 2006, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date is estimated at $32.7 million, which we expect to recognize over a weighted average period of approximately 2.8 years. Total unrecognized compensation expense at March 31, 2006 is estimated based on outstanding non-vested stock options, restricted stock and phantom stock units, and this amount may be increased or decreased in future periods for subsequent grants or forfeitures.
     Both prior and subsequent to the adoption of SFAS No. 123(R), we estimated the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. Prior to the adoption of SFAS No. 123(R), the value of each stock-based award was estimated on the date of grant using the Black-Scholes option-pricing model for the pro forma information required to be disclosed under SFAS No. 123. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.
     If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS No. 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes option-pricing model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future.

Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of our stock-based awards is determined in accordance with SFAS No. 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Consolidated Results of Operations
     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006
     The following table presents an overview of our results of operations for the three months ended March 31, 2005 and 2006.

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$19,721	$23,414	$3,693	18.7%
Interoperability	13,087	14,117	1,030	7.9
Infrastructure and other	24,984	38,632	13,648	54.6

Total revenue	57,792	76,163	18,371	31.8

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	13,263	20,875	7,612	57.4
Sales and marketing	7,018	9,143	2,125	30.3
Research and development	2,570	4,141	1,571	61.1
General and administrative	7,590	7,281	(309)	(4.1)
Depreciation and amortization	3,582	4,448	866	24.2
Restructuring recoveries	(706)	—	706	(100.0)

	33,317	45,888	12,571	37.7

Income from operations	24,475	30,275	5,800	23.7
Other (expense) income:
Interest expense	(626)	(347)	279	(44.6)
Interest income	475	669	194	40.8

Income before minority interest and income taxes	24,324	30,597	6,273	25.8
Minority interest	—	(95)	(95)	—

Income before income taxes	24,324	30,502	6,178	25.4
Provision for income taxes	9,693	12,217	2,524	26.0

Net income	14,631	18,285	3,654	25.0
Dividends on and accretion of preferred stock	(2,143)	—	2,143	(100.0)

Net income attributable to common stockholders	$12,488	$18,285	5,797	46.4%

Net income attributable to common stockholders per common share:
Basic	$2.08	$0.26

Diluted	$0.19	$0.24

Weighted average common shares outstanding:
Basic	6,002	70,339

Diluted	75,712	77,657

     Revenue
     Total revenue. Total revenue increased $18.4 million due to increases in addressing, interoperability and infrastructure transactions.
     Addressing. Addressing revenue increased $3.7 million due primarily to the increase in the number of subscribers for U.S. Common Short Codes, as well as an increase in the number of service providers that carried Common Short Codes across their networks. This increase in addressing revenue was also driven by the continued implementation of, and expansion of carrier networks to facilitate, new communications services, such as Internet telephony. Of the $3.7 million increase in addressing revenue, revenue from U.S. Common Short Codes increased $1.6 million; and revenue from pooling transactions increased $1.0 million, primarily as service providers continued to build inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet and wireless telephony users. Revenue from our domain name services increased $0.7 million due to the increased number of names under management. In addition, fees under our contract to serve as the National Pooling Administrator increased $0.3 million, which resulted from increased activity under our contract during the three months ended March 31, 2006.
     Interoperability. Interoperability revenue increased $1.0 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanding service offerings such as enhanced order management services for wireless data and Internet telephony providers. Specifically, revenue from number portability transactions increased $0.5 million.
     Infrastructure and other. Infrastructure and other revenue increased $13.6 million due to an increase in the demand for our network management services. Of this amount, $11.7 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization. The remaining increase of $1.9 million was principally due to an increase in connection fees.
     Expense
     Cost of revenue. Cost of revenue increased $7.6 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our Common Short Code services. Of this amount, personnel and personnel-related expense increased $3.5 million due to increased personnel to support our customer deployment, software engineering and operations. Contractor costs increased $1.2 million for software maintenance activities and managing industry changes to our clearinghouse. Additionally, cost of revenue increased by $1.6 million due to royalty expenses related to Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. Cost of revenue as a percentage of revenue increased from 22.9% for the three months ended March 31, 2005 to 27.4% for the three months ended March 31, 2006. This increase in cost of revenue as a percentage of revenue is attributable to increased royalty expenses related to Common Short Code services and higher personnel and personnel-related costs related to the expansion of our clearinghouse capabilities to offer additional services.
     Sales and marketing. Sales and marketing expense increased $2.1 million due to additions to our sales and marketing team to focus on branding, product launches and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $1.9 million, and costs related to industry events increased $0.3 million. Sales and marketing expense as a percentage of revenue decreased from 12.1% for the three months ended March 31, 2005 to 12.0% for the three months ended March 31, 2006.
     Research and development. Research and development expense increased $1.6 million due to the development of service features to enhance our offerings to Internet telephony providers. Of this increase, personnel and personnel-related costs increased $0.7 million due to increased headcount, and fees for consultants to augment our internal research and development resources increased $0.8 million. Research and development expense as a percentage of revenue increased from 4.4% for the three months ended March 31, 2005 to 5.4% for the three months ended March 31, 2006.

     General and administrative. General and administrative expense decreased $0.3 million primarily due to a reduction in legal and accounting fees of $0.8 million. This decrease was offset by an increase in personnel and personnel-related expenses of $0.8 million to support business growth and costs incurred in complying with our reporting and other requirements as a public company. In addition, general and administrative facility costs decreased $0.3 million. General and administrative expense as a percentage of revenue decreased from 13.1% for the three months ended March 31, 2005 to 9.6% for the three months ended March 31, 2006.
     Depreciation and amortization. Depreciation and amortization expense increased $0.9 million due to an increase in capital assets to support increased transaction volume. Depreciation and amortization expense as a percentage of revenue decreased from 6.2% for the three months ended March 31, 2005 to 5.8% for the three months ended March 31, 2006.
     Restructuring recoveries. During the three months ended March 31, 2005, we recorded a restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago with sub-lease rates more favorable than originally assumed when the restructuring liability for the closure of excess facilities was recorded in 2002. There was no similar recovery during the three months ended March 31, 2006.
     Interest expense. Interest expense decreased $0.3 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due predominantly to a decrease in the number of capital leases outstanding during the period. Interest expense as a percentage of revenue decreased from 1.1% for the three months ended March 31, 2005 to 0.5% for the three months ended March 31, 2006.
     Interest income. Interest income increased $0.2 million due to higher average cash balances. Interest income as a percentage of revenue increased from 0.8% for the three months ended March 31, 2005 to 0.9% for the three months ended March 31, 2006.
     Provision for income taxes. Income tax provision increased $2.5 million due to an increase in net income and an increase to our estimated tax rate for 2006. Our annual effective statutory tax rate increased from 39.8% for the three months ended March 31, 2005 to 40.1% for the three months ended March 31, 2006.
Liquidity and Capital Resources
     Historically, our principal source of liquidity has been cash provided by operations. With the adoption of SFAS No. 123(R), benefits of tax deductions in excess of compensation cost recognized for the exercise of common stock options (excess tax benefits) are classified as a financing cash inflow and a corresponding operating cash outflow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123(R). For the three months ended March 31, 2006, our principal source of liquidity was cash provided from financing activities, specifically $27.1 million of excess tax benefits and $7.6 million of proceeds received from the exercise of common stock options. Our principal uses of cash have been to fund facility expansions, capital expenditures, acquisitions, working capital, dividend payouts on preferred stock, and debt service requirements. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures, acquisitions and working capital.
     Total cash and cash equivalents and short-term investments were $103.5 million at December 31, 2005, increasing to $113.5 million at March 31, 2006. During April 2006, we paid $61.8 million in cash for our acquisition of UltraDNS.
     As of March 31, 2006, we had $5.6 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk affecting NeuStar, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our exposure to market risk has not changed materially since December 31, 2005.

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
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.	Risk Factors
     The following sets forth risk factors associated with our business. The risk factors marked with an asterisk (*) contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.
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
We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.*
     We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. For example, we recently acquired UltraDNS Corporation. If we fail to successfully integrate the operations of UltraDNS, or if anticipated revenue enhancements and cost savings are not realized, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative.#

3.1	Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.^

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.^

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.^

^	Filed or furnished herewith.

#	Incorporated by reference to NeuStar, Inc.’s report on Form 8-K, filed on April 25, 2006.

*	Incorporated by reference to NeuStar, Inc.’s registration statement on Form S-1 (File No. 333-123635).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: May 15, 2006	By:	/s/ Jeffrey A. Babka Jeffrey A. Babka
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)