Form 10-Q
period 2006-06-30
NEUSTAR INC
filed 2006-08-14
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 73,065,531 shares of Class A common stock, $0.001 par value, and 21,480 shares of Class B common stock, $0.001 par value, outstanding at August 1, 2006.

NeuStar, Inc.
Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,529	$25,464
Restricted cash	374	383
Short-term investments	75,946	74,266
Accounts receivable, net of allowance for doubtful accounts of $494 and $741, respectively	30,982	43,871
Unbilled receivables	6,394	1,064
Notes receivable	—	1,916
Securitized notes receivable	1,074	—
Prepaid expenses and other current assets	8,054	7,283
Deferred costs	4,819	6,177
Income tax receivable	14,595	25,985
Deferred tax asset	12,216	11,601

Total current assets	181,983	198,010

Property and equipment, net	39,627	38,630
Goodwill	51,495	86,189
Intangible assets, net	2,655	24,951
Notes receivable, long-term	—	3,934
Deferred costs, long-term	5,454	4,853
Deferred tax asset, long-term	—	8,946
Other assets	557	297

Total assets	$281,771	$365,810

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2005	2006
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,119	$3,482
Accrued expenses	36,880	28,719
Deferred revenue	20,006	23,711
Notes payable	1,232	1,160
Capital lease obligations	5,540	4,697
Accrued restructuring reserve	536	344

Total current liabilities	68,313	62,113

Deferred revenue, long-term	18,463	18,829
Notes payable, long-term	1,019	416
Capital lease obligations, long-term	3,440	1,237
Accrued restructuring reserve, long-term	2,572	2,391
Other liabilities	500	500
Deferred tax liability	1,197	—

Total liabilities	95,504	85,486

Minority interest	104	—
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2005 and June 30, 2006	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 68,150,690 and 72,834,578 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	68	73
Class B common stock, par value $0.001; 100,000,000 shares authorized; 199,152 and 21,480 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	—	—
Additional paid-in capital	163,741	218,214
Deferred stock compensation	(1,446)	—
Retained earnings	23,800	62,037

Total stockholders’ equity	186,163	280,324

Total liabilities and stockholders’ equity	$281,771	$365,810

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenue:
Addressing	$18,854	$23,448	$38,575	$46,862
Interoperability	13,490	13,244	26,577	27,361
Infrastructure and other	29,952	45,571	54,936	84,203

Total revenue	62,296	82,263	120,088	158,426

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	15,767	19,956	29,030	40,831
Sales and marketing	7,571	11,426	14,589	20,569
Research and development	2,878	4,016	5,448	8,157
General and administrative	8,829	8,304	16,419	15,585
Depreciation and amortization	3,935	5,833	7,517	10,281
Restructuring charges (recoveries)	300	—	(406)	—

	39,280	49,535	72,597	95,423

Income from operations	23,016	32,728	47,491	63,003
Other (expense) income:
Interest expense	(586)	(340)	(1,212)	(687)
Interest income	722	732	1,197	1,401

Income before minority interest and income taxes	23,152	33,120	47,476	63,717
Minority interest	—	—	—	(95)

Income before income taxes	23,152	33,120	47,476	63,622
Provision for income taxes	9,269	13,168	18,962	25,385

Net income	13,883	19,952	28,514	38,237
Dividends on and accretion of preferred stock	(2,170)	—	(4,313)	—

Net income attributable to common stockholders	$11,713	$19,952	$24,201	$38,237

Net income attributable to common stockholders per common share:
Basic	$1.45	$0.28	$3.43	$0.54

Diluted	$0.18	$0.26	$0.37	$0.49

Weighted average common shares outstanding:
Basic	8,097	72,135	7,055	71,242

Diluted	78,039	78,200	76,502	77,934

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2005	2006
Operating activities:
Net income	$28,514	$38,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,517	10,281
Stock-based compensation	2,431	5,355
Amortization of deferred financing costs	38	5
Excess tax benefits from stock-based compensation	—	(38,772)
Deferred income taxes	1,363	(2,591)
Non-cash restructuring recoveries	(406)	—
Provision for doubtful accounts	600	547
Minority interest	—	95
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,485)	(12,502)
Unbilled receivables	(2,272)	5,690
Notes and securitized notes receivable	2,568	(4,776)
Prepaid expenses and other current assets	964	1,069
Deferred costs	(2,875)	(757)
Income tax receivable	—	27,382
Other assets	(41)	318
Accounts payable and accrued expenses	(3,328)	(10,097)
Income taxes payable	3,923	—
Accrued restructuring reserve	(627)	(373)
Customer credits	(7,937)	—
Deferred revenue	7,291	3,599

Net cash provided by operating activities	36,238	22,710

Investing activities:
Purchases of property and equipment	(7,400)	(6,235)
(Purchases) sales of investments, net	(21,288)	1,680
Businesses acquired, net of cash	(2,164)	(66,925)

Net cash used in investing activities	(30,852)	(71,480)

Financing activities:
Release (disbursement) of restricted cash	2,920	(9)
Principal repayments on notes payable	(3,220)	(809)
Principal repayments on capital lease obligations	(3,085)	(3,046)
Proceeds from exercise of common stock options	246	11,797
Excess tax benefits from stock-based compensation	—	38,772
Payment of preferred stock dividends	(6,264)	—

Net cash (used in) provided by financing activities	(9,403)	46,705

Net decrease in cash and cash equivalents	(4,017)	(2,065)
Cash and cash equivalents at beginning of period	19,019	27,529

Cash and cash equivalents at end of period	$15,002	$25,464

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006
1. DESCRIPTION OF BUSINESS AND ORGANIZATION
     NeuStar, Inc. (the Company) was incorporated as a Delaware corporation in 1998. The Company provides the North American communications industry with essential clearinghouse services. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers and enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company provides internal and external managed domain name services, and it also manages the authoritative directories for the .us and .biz Internet domains, as well as for U.S. Common Short Codes, part of the short messaging service, or SMS, relied on by the U.S. wireless industry.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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
Identifiable Intangible Assets
     Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144).
     The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 to 4	Straight-line
Customer lists	3 to 7	Various
Trade name	3	Straight-line
     Amortization expense related to acquired technologies and customer lists is included in depreciation and amortization expense in the consolidated statements of operations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three and six months ended June 30, 2005 or 2006.
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
     Addressing
     The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. In the event the Company estimates losses on its fixed-fee contract, the Company recognizes these losses in the period in which a loss becomes apparent. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract based on costs incurred plus a pro rata amount of the fixed fee.
     In addition to the administrative functions associated with its role as the National Pooling Administrator, the Company also generates revenue from implementing the allocation of pooled blocks of telephone numbers under its long-term contracts with North American Portability Management LLC, and the Company recognizes revenue on a per-transaction fee basis as the services are performed. For its Internet domain name services, the Company generates revenue for Internet domain registrations, which generally have contract terms between one and ten years. The Company recognizes revenue on a straight-line basis over the lives of the related customer contracts. The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.
     Following the acquisition of UltraDNS Corporation in April 2006, the Company generates revenue through internal and external managed domain name services. The Company’s revenue consists of customer set-up fees followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide its managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Interoperability
     The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability under its long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per-transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.
     Infrastructure and Other
     The Company’s infrastructure services consist primarily of network management and connection fees. The Company generates revenue from network management services under its long-term contracts with North American Portability Management LLC. The Company recognizes revenue on a per-transaction fee basis as the services are performed. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with North American Portability Management LLC. The Company recognizes its connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee.
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
     The per-transaction pricing under these contracts provides for annual volume credits that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005 and 2006, the maximum aggregate volume credit is $7.5 million per year, which will be applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold is surpassed. When the aggregate credit is fully satisfied, the per-transaction pricing will be restored to the prevailing contractual rate. In August 2005, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $5.0 million and $2.5 million of volume credits for the three months ended September 30, 2005 and December 31, 2005, respectively. In June 2006, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $2.1 million of volume credits for the three months ended June 30, 2006. As of June 30, 2006, total annual volume credits available were $5.4 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cost of Revenue and Deferred Costs
     Cost of revenue includes all direct materials, direct labor, and those indirect costs related to generation of revenue such as indirect labor, materials and supplies and facilities cost. The Company’s primary cost of revenue is related to our information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs. In addition, cost of revenue includes personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. Cost of revenue also includes costs relating to developing modifications and enhancements of the Company’s existing technology and services, as well as royalties paid related to the Company’s U.S. Common Short Code services.
     Deferred costs represent direct labor related to professional services incurred for the setup and implementation of contracts. These costs are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs also include royalties paid related to the Company’s U.S. Common Short Code services, which are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs are classified as such on the consolidated balance sheets.
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
     In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company has elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the six months ended June 30, 2006, the Company included $38.8 million of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.
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
Comprehensive Net Income
     There were no material differences between net income and comprehensive net income for the three and six months ended June 30, 2005 and 2006.
Recent Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN 48 on its consolidated financial statements.
3. ACQUISITIONS
NeuLevel, Inc.
     In March 2006, the Company acquired 10% of NeuLevel, Inc. (NeuLevel), from Melbourne IT Limited for cash consideration of $4.3 million, raising the Company’s ownership interest from 90% to 100%. The acquisition of the remaining 10% of NeuLevel was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations (SFAS No. 141). The Company allocated the purchase price principally to customer lists ($4.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on an accelerated basis over five years. In accordance with SFAS No. 109, the Company recorded a deferred tax liability of approximately $1.6 million with an offset to goodwill.
UltraDNS Corporation
     On April 21, 2006, the Company acquired UltraDNS Corporation (UltraDNS) for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded the Company’s domain name services and its Internet protocol technologies. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of UltraDNS have been included in the accompanying consolidated statements of operations since the date of acquisition.
     Of the total cash consideration, approximately $6.1 million was distributed to an escrow account, of which $6.0 million may be used for indemnification claims as set forth in the acquisition agreement. The other $0.1 million will be used for reimbursement of certain costs and expenses of the representative of the former stockholders of UltraDNS. All funds remaining in the account will be distributed to the former UltraDNS stockholders in accordance with the acquisition agreement on the first anniversary of the acquisition.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to UltraDNS’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2006. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary estimated purchase price was allocated as follows (in thousands):

Accounts receivable	$1,221
Unbilled receivables	360
Prepaid expenses and other current assets	298
Property and equipment	1,020
Other assets	63
Deferred tax assets, net	8,505
Accounts payable	(173)
Accrued expenses	(1,175)
Deferred revenue	(472)
Notes payable	(134)
Other liabilities	(14)

Net tangible assets acquired	9,499
Definite-lived intangible assets acquired	20,000
Goodwill	33,126

Total estimated purchase price	$62,625

     Of the total estimated purchase price, a preliminary estimate of $9.5 million has been allocated to net tangible assets acquired and $20.0 million has been allocated to definite-lived intangible assets acquired. The Company utilized a third-party valuation expert to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. The Company is amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.
     As a result of the UltraDNS acquisition, the Company recorded net deferred tax assets of $8.5 million in purchase accounting. This balance is comprised primarily of $16.5 million of deferred tax assets related to federal and state net operating losses, capitalized research and development, and certain amortization and depreciation expenses. These deferred tax assets were offset by $8.0 million in deferred tax liabilities resulting from the related intangibles identified from the acquisition.
     Of the total estimated purchase price, approximately $33.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired.
     The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period which would indicate that such a liability is probable and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and UltraDNS on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest income and related tax effects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(unaudited) (in thousands, except per share data)
Total revenue	$64,965	$83,365	$125,083	$163,653
Net income	$12,875	$20,069	$26,636	$37,608

Net income attributable to common stockholders per common share:
Basic	$1.32	$0.28	$3.16	$0.53
Diluted	$0.16	$0.26	$0.35	$0.48
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(unaudited)
Goodwill	$51,495	$86,189

Intangible assets consist of the following (in thousands):

			Weighted-Average
	December 31,	June 30,	Amortization Period
	2005	2006	(In Years)
		(unaudited)
Intangible assets:
Customer lists	$3,566	$22,667	6.2
Accumulated amortization	(1,441)	(2,762)

Customer lists, net	2,125	19,905

Acquired technology	2,208	7,007	3.2
Accumulated amortization	(1,678)	(2,148)

Acquired technology, net	530	4,859

Trade names	—	200	3.0
Accumulated amortization	—	(13)

Trade names, net	—	187

Intangible assets, net	$2,655	$24,951

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $364,000 and $1.5 million for the three months ended June 30, 2005 and 2006, respectively, and $673,000 and $1.8 million for the six months ended June 30, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, and 2010, is expected to be approximately $5.3 million, $6.8 million, $5.7 million, $3.9 million, and $2.5 million, respectively.
5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). Under the 1999 Plan, the Company had the ability to grant to its directors, employees and consultants stock or stock-based awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, shares of restricted common stock, phantom stock units and other stock-based awards. In May 2005, the Company’s board of directors adopted the 2005 Plan, which was approved by the Company’s stockholders in June 2005. In connection with the adoption of the 2005 Plan, the Company’s board of directors amended the 1999 Plan to provide that no further awards would be granted under the 1999 Plan as of the date stockholder approval for the 2005 Plan was obtained. All shares available for grant as of that date, plus any other shares under the 1999 Plan that again become available due to forfeiture, expiration, settlement in cash or other termination of awards without issuance, will be available for grant under the 2005 Plan. Under the 2005 Plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of June 30, 2006, 4,684,981 shares were available for grant or award under the 2005 Plan.
     The term of any stock option granted under the 1999 Plan or the 2005 Plan may not exceed ten years. The exercise price per share for options granted under these Plans is not less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of directors determines the vesting of the options, with a maximum vesting period of ten years. Options issued generally vest with respect to 25% of the shares on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire seven to ten years from the date of issuance and are forfeitable upon termination of an option holder’s service.
     The board of directors or Compensation Committee of the board of directors has and may in the future grant restricted stock to directors, employees and consultants. The board of directors or Compensation Committee of the board of directors determines the vesting of the restricted stock, with a maximum vesting period of ten years. Restricted stock issued generally vests in equal annual installments over a four-year term. In addition, the board of directors granted 350,000 phantom stock units to one of the Company’s officers in July 2004. Under the terms of the phantom stock agreement, these phantom stock units will vest in full on December 18, 2008. Upon vesting, this officer will be entitled to receive one share of the Company’s Class A common stock for each phantom stock unit. The vesting of these phantom stock units may accelerate if the Company experiences a change of control and certain other conditions are met. The aggregate intrinsic value for these phantom stock units as of June 30, 2006 was $11.8 million.
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $3.0 million and $5.4 million, respectively. As of June 30, 2006, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date is estimated at $35.3 million, which the Company expects to recognize over a weighted average period of approximately 2.4 years. Total unrecognized compensation expense at June 30, 2006 is estimated based on outstanding non-vested stock options, restricted stock and phantom stock units, and this amount may be increased or decreased in future periods for subsequent grants or forfeitures.
     The following table illustrates the effect on net income attributable to common stockholders and net income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the three and six months ended June 30, 2005. The pro forma disclosure for the three and six months ended June 30, 2005 utilized the Black-Scholes option-pricing model to estimate the value of the respective options with such value amortized to compensation expense over the options’ vesting periods.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(in thousands, except
	per share data)
Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$11,713	$24,201
Add: stock-based compensation expense included in reported net income attributable to common stockholders	66	1,468
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(901)	(3,806)

Pro forma basic net income attributable to common stockholders	$10,878	$21,863

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$11,713	$24,201
Dividends on and accretion of convertible preferred stock	2,170	4,313

Diluted net income attributable to common stockholders	13,883	28,514
Add: stock-based compensation expense included in reported net income attributable to common stockholders	66	1,468
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(901)	(3,806)

Pro forma diluted net income attributable to common stockholders	$13,048	$26,176

Net income attributable to common stockholders per common share:
Basic — as reported	$1.45	$3.43

Basic — pro forma	$1.34	$3.10

Diluted — as reported	$0.18	$0.37

Diluted — pro forma	$0.17	$0.34

     The above pro forma disclosures are provided for 2005 because, in contrast to the presentation in the three and six months ended June 30, 2006, the stock-based compensation expense was not recognized using the fair-value method under SFAS No. 123(R) during the periods presented. Pro forma disclosure has not been presented for the three and six months ended June 30, 2006 because stock-based compensation expense has been recognized by the Company in accordance with the fair-value method set forth in SFAS No. 123(R) for such periods.
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three and six months ended June 30, 2006, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the three and six months ended June 30, 2006 was $13.08 and $12.25. The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2006, and a discussion of the Company’s assumptions.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Dividend yield	0.00%	0.00%
Expected volatility	36.54%	38.66%
Risk-free interest rate	4.95%	4.67%
Expected life of options (in years)	4.61	4.56
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in June 2005, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s preceding weekly historical volatility from its initial public offering to the respective grant date, the Company’s preceding six-months market implied volatility and an average of the Company’s peer group preceding 4.6 year weekly historical volatility. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
     Risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between vesting and the contractual term as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.
     The stock-based compensation expense that has been recognized for the Company’s stock plans for the three and six months ended June 30, 2006 was approximately $3.0 million and $5.4 million, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was approximately $11.7 million and $38.8 million for the three and six months ended June 30, 2006, respectively. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2006:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2005	12,621,553	$4.81
Options granted	1,401,500	31.06
Options exercised	(4,417,726)	2.67
Options canceled	(153,798)	8.16

Outstanding at June 30, 2006	9,451,529	9.65

Exercisable at June 30, 2006	5,164,273	3.38

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $124.0 million. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of June 30, 2006 was $228.0 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of June 30, 2006 was $156.8 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of June 30, 2006 was 6.49 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of June 30, 2006 was 5.55 years.
     The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2005	5,000	$31.95
Granted	88,490	31.35
Vested	—	—
Forfeited	—	—

Non-vested June 30, 2006	93,490	31.39

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock plans at June 30, 2006 was $3.2 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Basic net income attributable to common stockholders:
Net income	$13,883	$19,952	$28,514	$38,237
Dividends on and accretion of convertible preferred stock	(2,170)	—	(4,313)	—

Basic net income attributable to common stockholders	$11,713	$19,952	$24,201	$38,237

Basic net income attributable to common stockholders per common share	$1.45	$0.28	$3.43	$0.54

Diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders	$11,713	$19,952	$24,201	$38,237
Dividends on and accretion of convertible preferred stock	2,170	—	4,313	—

Diluted net income attributable to common stockholders	$13,883	$19,952	$28,514	$38,237

Diluted net income attributable to common stockholders per common share	$0.18	$0.26	$0.37	$0.49

Weighted average common shares outstanding — basic	8,097	72,135	7,055	71,242
Dilutive effect of:
Stock options for the purchase of common stock	10,372	6,065	9,758	6,692
Conversion of preferred stock and accrued dividends payable into common stock	53,231	—	53,358	—
Warrants for the purchase of common stock	6,339	—	6,331	—

Weighted average common shares outstanding — diluted	78,039	78,200	76,502	77,934

7. SUBSEQUENT EVENT
     In July 2006, the Company issued 23,911 restricted stock units, net of forfeitures, to our non-management directors. The aggregate intrinsic value of the restricted stock units granted, net of forfeitures, was $770,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose term did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was July 27, 2006. These restricted stock units will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically deferred into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, and those described from time to time in our future reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     During the second quarter of 2006, we continued to experience increased demand for our clearinghouse services. In the second quarter of 2006, total revenue increased 32.1% as compared to the second quarter of 2005. Under our contracts to provide telephone number portability services in the U.S., we processed 58.6 million transactions. We believe that this revenue growth and increased transaction volume during the second quarter of 2006 demonstrates strong demand for our services from numerous sources. We experienced significant growth in transactions in the second quarter from customers who have been upgrading to next generation technologies, such as Internet Protocol, or IP systems. This type of ongoing and pervasive change drives carriers to evaluate and restructure their network architectures.
     Also in the second quarter, we expanded our domain name systems (DNS) service offerings with the introduction of NeuStar Ultra Services through our acquisition of UltraDNS Corporation in April 2006. NeuStar Ultra Services play a key role in directing and managing Internet traffic, enabling thousands of customers to intelligently and securely control and distribute that traffic, and ensuring security, scalability and reliability of websites and e-mail. Since the introduction of NeuStar Ultra Services in April 2006, we have announced deals with new customers including eHarmony, Louisville Slugger and Forbes.com.
     We also saw significant demand for our services during the second quarter of 2006 from content providers to market their products and services using U.S. Common Short Codes. In July 2006, working with the Cellular Telecommunications and Internet Association, or CTIA, we expanded the U.S. Common Short Codes directory to include six-digit short codes, enabling an unprecedented number of new codes for providers to establish relationships with mobile customers.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. See Part II, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, for certain matters that may bear on our future results of operations. We discuss our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
     Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R), including the fair value recognition provisions, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective application, prior periods are not restated for comparative purposes. Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $3.0 million and $5.4 million respectively. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date was $35.3 million, which is expected to be recognized over a weighted average period of 2.4 years.
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
     If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate stock-based compensation under SFAS No. 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes option-pricing model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of our stock-based awards is determined in accordance with SFAS No. 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Acquisitions
     In March 2006, we acquired 10% of NeuLevel, Inc. (NeuLevel), from Melbourne IT Limited for cash consideration of $4.3 million, raising our ownership interest from 90% to 100%.
     On April 21, 2006, we acquired UltraDNS Corporation (UltraDNS) for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded our domain name services and Internet protocol technologies.
     We discuss the NeuLevel and UltraDNS acquisitions in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2006
     The following table presents an overview of our results of operations for the three months ended June 30, 2005 and 2006.

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$18,854	$23,448	$4,594	24.4%
Interoperability	13,490	13,244	(246)	(1.8)
Infrastructure and other	29,952	45,571	15,619	52.1

Total revenue	62,296	82,263	19,967	32.1

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	15,767	19,956	4,189	26.6
Sales and marketing	7,571	11,426	3,855	50.9
Research and development	2,878	4,016	1,138	39.5
General and administrative	8,829	8,304	(525)	(5.9)
Depreciation and amortization	3,935	5,833	1,898	48.2
Restructuring charges	300	—	(300)	(100.0)

	39,280	49,535	10,255	26.1

Income from operations	23,016	32,728	9,712	42.2
Other (expense) income:
Interest expense	(586)	(340)	246	(42.0)
Interest income	722	732	10	1.4

Income before income taxes	23,152	33,120	9,968	43.1
Provision for income taxes	9,269	13,168	3,899	42.1

Net income	13,883	19,952	6,069	43.7
Dividends on and accretion of preferred stock	(2,170)	—	2,170	(100.0)

Net income attributable to common stockholders	$11,713	$19,952	$8,239	70.3%

Net income attributable to common stockholders per common share:
Basic	$1.45	$0.28

Diluted	$0.18	$0.26

Weighted average common shares outstanding:
Basic	8,097	72,135

Diluted	78,039	78,200

     Revenue
     Total revenue. Total revenue increased $20.0 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume credits under our contracts with North American Portability Management, LLC based on our exceeding pre-determined annual transaction volume thresholds under those contracts. This volume credit resulted in a $2.1 million reduction of total revenue for the three months ended June 30, 2006. In 2005, the pre-determined annual transaction volume threshold was not met until the third quarter.
     Addressing. Addressing revenue increased $4.6 million due to the expanded range of DNS services offered by NeuStar as a result of the acquisition of UltraDNS Corporation in April 2006, and the continued increase in the number of subscribers for U.S. Common Short Codes, as well as an increase in the number of service providers that carried U.S. Common Short Codes across their networks. Specifically, revenue from domain name services increased $4.6 million, consisting of $3.9 million in revenue from NeuStar Ultra Services and a $0.7 million increase in revenue from our other domain name services as a result of an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $1.9 million due to an increased number of subscribers for U.S. Common Short Codes. These increases were offset by a decrease of $1.9 million in revenue from addressing transactions under our contracts to provide telephone number portability services in the United States, which was primarily due to lower carrier consolidation activity in the second quarter of 2006 as compared to the second quarter of 2005.
     Interoperability. Interoperability revenue decreased $0.2 million due to a lower level of carrier consolidation activity in the second quarter of 2006 as compared to the second quarter of 2005. Specifically, revenue from transactions under our contracts to provide telephone number portability services in the United States decreased $0.8 million, which was offset by an increase of $0.6 million for our enhanced order management services.
     Infrastructure and other. Infrastructure and other revenue increased $15.6 million due primarily to an increase in the demand for our network management services. Of this increase, $16.2 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. This increase was offset by a $0.6 million reduction in revenue related to development work under our contracts to provide telephone number portability services in the United States. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization.
     Expense
     Cost of revenue. Cost of revenue increased $4.2 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $1.1 million due to increased headcount to support our customer deployment, software engineering and operations group. Included in personnel-related expense for the three months ended June 30, 2006 is $0.5 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the three months ended June 30, 2005. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse increased $0.7 million. Cost of revenue increased by $1.4 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. Additionally, general data center facility costs increased $1.0 million to support higher transaction volumes and expanded service offerings.
     Sales and marketing. Sales and marketing expense increased $3.9 million due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $3.7 million and costs related to industry events increased $0.2 million. Included in personnel-related expense for the three months ended June 30, 2006 is $1.0 million in stock-based compensation expense; there was no stock-based compensation expense for the three months ended June 30, 2005.
     Research and development. Research and development expense increased $1.1 million due to the development of service features for our service offerings to Internet protocol communications providers. Of this increase, personnel and personnel-related costs increased $1.1 million due to increased headcount. Included in personnel-related expense for the three months ended June 30, 2006 is $0.3 million in stock-based compensation expense; there was no stock-based compensation expense for the three months ended June 30, 2005.

     General and administrative. General and administrative expense decreased $0.5 million primarily due to the $3.4 million of offering costs related to our initial public offering and other IPO-related expense which were incurred during the second quarter of 2005, for which there was no comparable expense in the second quarter of 2006, as well as the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006. These were offset by increases in personnel and personnel-related expenses of $2.7 million, legal and accounting fees of $0.8 million and general and administrative facility costs of $0.8 million, all of which were to support business growth and compliance with our financial reporting and other requirements as a public company. Included in personnel-related expense for the three months ended June 30, 2006 is $1.2 million in stock-based compensation expense, as compared to $0.1 million for the three months ended June 30, 2005.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2006 increased $1.9 million as compared to the three months ended June 30, 2005, primarily due to a $1.0 million increase in the amortization of identified intangibles as a result of our acquisition of UltraDNS and a $0.8 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Restructuring charges. During the three months ended June 30, 2005, we recorded a restructuring charge of $0.3 million for the closure of our facility in Oakland, CA. There was no similar charge during the three months ended June 30, 2006.
     Interest expense. Interest expense decreased $0.2 million during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, due predominantly to a decrease in the amount covered by existing capital leases.
     Interest income. Interest income remained relatively consistent for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Provision for income taxes. Income tax provision for the three months ended June 30, 2006 increased $3.9 million as compared to the three months ended June 30, 2005 due to an increase in net income. Our annual effective statutory tax rate decreased to 39.8% for the three months ended June 30, 2006 from 40.0% for the three months ended June 30, 2005, due to a decrease in permanent book to tax differences over the prior comparable period.

     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2006
     The following table presents an overview of our results of operations for the six months ended June 30, 2005 and 2006.

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$38,575	$46,862	$8,287	21.5%
Interoperability	26,577	27,361	784	2.9
Infrastructure and other	54,936	84,203	29,267	53.3

Total revenue	120,088	158,426	38,338	31.9

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	29,030	40,831	11,801	40.7
Sales and marketing	14,589	20,569	5,980	41.0
Research and development	5,448	8,157	2,709	49.7
General and administrative	16,419	15,585	(834)	(5.1)
Depreciation and amortization	7,517	10,281	2,764	36.8
Restructuring recoveries	(406)	—	406	(100.0)

	72,597	95,423	22,826	31.4

Income from operations	47,491	63,003	15,512	32.7
Other (expense) income:
Interest expense	(1,212)	(687)	525	(43.3)
Interest income	1,197	1,401	204	17.0

Income before minority interest and income taxes	47,476	63,717	16,241	34.2
Minority interest	—	(95)	(95)	—

Income before income taxes	47,476	63,622	16,146	34.0
Provision for income taxes	18,962	25,385	6,423	33.9

Net income	28,514	38,237	9,723	34.1
Dividends on and accretion of preferred stock	(4,313)	—	4,313	(100.0)

Net income attributable to common stockholders	$24,201	$38,237	$14,036	58.0%

Net income attributable to common stockholders per common share:
Basic	$3.43	$0.54

Diluted	$0.37	$0.49

Weighted average common shares outstanding:
Basic	7,055	71,242

Diluted	76,502	77,934

     Revenue
     Total revenue. Total revenue increased $38.3 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume credits under our contracts with North American Portability Management, LLC based on our exceeding pre-determined annual transaction volume thresholds under those contracts. The impact of this volume credit was a $2.1 million reduction of total revenue for the six months ended June 30, 2006. In 2005, the pre-determined annual transaction volume threshold was not met until the third quarter.

     Addressing. Addressing revenue increased $8.3 million due to the expanded range of DNS services offered by NeuStar as a result of the acquisition of UltraDNS Corporation in April 2006, and the continued increase in the number of subscribers for U.S. Common Short Codes, as well as an increase in the number of service providers that carried U.S. Common Short Codes across their networks. Specifically, revenue from domain name services increased $5.3 million, consisting of $3.9 million in revenue from NeuStar Ultra Services and a $1.4 million increase in revenue from our other domain name services as a result of an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $3.4 million due to an increased number of subscribers for U.S. Common Short Codes. These increases were offset by a decrease of $0.9 in revenue from addressing transactions under our contracts to provide telephone number portability services in the United States, which was primarily due to lower carrier consolidation activity in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
     Interoperability. Interoperability revenue increased $0.8 million due to an increase in the broader usage of our enhanced order management services. Specifically, revenue from our order management services increased $1.1 million, offset by a decrease of $0.3 million in revenue from transactions to provide telephone number portability services in the United States.
     Infrastructure and other. Infrastructure and other revenue increased $29.3 million due primarily to an increase in the demand for our network management services. Of this increase, $27.9 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements, and $1.4 million resulted from connection fees and other development work under our contracts to provide telephone number portability services in the United States. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization.
     Expense
     Cost of revenue. Cost of revenue increased $11.8 million due to growth in personnel and contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $4.5 million due to increased headcount to support our customer deployment, software engineering and operations group. Included in personnel-related expense for the six months ended June 30, 2006 is $0.9 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the six months ended June 30, 2005. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse increased $2.4 million. Cost of revenue increased by $3.0 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. Additionally, general data center facility costs increased $1.9 million to support higher transaction volumes and expanded service offerings.
     Sales and marketing. Sales and marketing expense increased $6.0 million due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $5.6 million and costs related to industry events increased $0.2 million. Included in personnel-related expense for the six months ended June 30, 2006 is $1.8 million in stock-based compensation expense, as compared to $1.0 million for the six months ended June 30, 2005.
     Research and development. Research and development expense increased $2.7 million due to the development of service features for our service offerings to Internet protocol communications providers. Of this increase, personnel and personnel-related costs increased $1.8 million due to increased headcount. Included in personnel-related expense for the six months ended June 30, 2006 is $0.5 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the six months ended June 30, 2005. In addition, consulting expenses increased $0.9 million to augment our internal research and development resources.
     General and administrative. General and administrative expense decreased $0.8 million primarily due to the $4.9 million of offering costs related to our initial public offering and other IPO-related expense which were incurred during the second quarter of 2005, for which there was no comparable expense in the second quarter of 2006, as well as the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006. The resulting reduction to general and administrative expense that would have otherwise occurred was offset by increases in personnel and personnel-related expenses of $3.5 million, legal and accounting fees of $1.3 million and general and administrative facility costs of $0.8 million, all of which were to support business growth and compliance with our financial reporting and other requirements as a public company. Included in personnel-related expense for the six months ended June 30, 2006 is $2.1 million in stock-based compensation expense as compared to $1.5 million for the six months ended June 30, 2005.
     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2006 increased $2.8 million as compared to the six months ended June 30, 2005, primarily due to a $1.0 million increase in the amortization of identified intangibles as a result of our acquisition of UltraDNS, and a $1.8 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Restructuring recoveries. During the six months ended June 30, 2005, we recorded a restructuring liability of $0.3 million for the closure of our facility in Oakland, CA. During the six months ended June 30, 2005, we recorded a net restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago because that sub-lease had more favorable terms than originally assumed when we recorded a restructuring liability in 2002 for the closure of excess facilities. There were no similar charges during the six months ended June 30, 2006.
     Interest expense. Interest expense decreased $0.5 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due predominantly to a decrease in the amount covered by existing capital leases.
     Interest income. Interest income for the six months ended June 30, 2006 increased $0.2 million as compared to the six months ended June 30, 2005, due to higher average cash balances.
     Provision for income taxes. Income tax provision for the six months ended June 30, 2006 increased $6.4 million as compared to the six months ended June 30, 2005 due to an increase in net income. Our annual effective statutory rate remained unchanged at 39.9% for the six months ended June 30, 2006 and 2005.
Liquidity and Capital Resources
     Historically, our principal source of liquidity has been cash provided by operations. In accordance with SFAS No. 123(R), the benefits of tax deductions in excess of compensation cost recognized for the exercise of common stock options (excess tax benefits), are classified as a financing cash inflow and a corresponding operating cash outflow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123(R). As a result, currently our principal sources of liquidity are cash provided by operating activities and cash inflows relating to excess tax benefits.
     Our principal uses of cash have been to fund facility expansions, capital expenditures, acquisitions, working capital, dividend payouts on preferred stock, and debt service requirements. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures, acquisitions and working capital.
     Total cash and cash equivalents and short-term investments were $103.5 million at December 31, 2005, decreasing to $99.7 million at June 30, 2006. This decrease was due primarily to cash paid in connection with our acquisition of UltraDNS.
     As of June 30, 2006, we had $4.6 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility. Total available borrowings were reduced by outstanding letters of credit of $10.4 million under that facility.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations and excess tax benefits included in financing activities will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the six months ended June 30, 2006 was $22.7 million, as compared to $36.2 million for the six months ended June 30, 2005. This $13.5 decrease in net cash provided by operating activities was principally the result of recording a cash outflow of $38.8 million relating to excess tax benefits from stock-based compensation for the six months ended June 30 2006, which is the required presentation under SFAS No. 123(R). In the corresponding period in 2005, we did not record excess tax benefits from stock-based compensation as a cash outflow from operating activities.
     Cash flows from investing
     Net cash used in investing activities for the six months ended June 30, 2006 was $71.5 million, as compared to $30.9 million for the six months ended June 30, 2005. This $40.6 increase in net cash used in investing activities was principally due to $4.3 million of cash paid for the remaining 10% of NeuLevel and $62.6 million of cash paid for the acquisition of UltraDNS, including related costs. These uses of cash were offset by a reduction in purchases of short-term investments of $23.0 million in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, as well as a reduction in purchases of property and equipment of $1.2 million over those same periods.
     Cash flows from financing
     Net cash provided by financing activities was $46.7 million for the six months ended June 30, 2006 compared to net cash used in financing activities of $9.4 million for the six months ended June 30, 2005. This $56.1 million increase in net cash provided by financing activities was principally the result of $38.8 million of excess tax benefits from stock-based compensation being recorded as an inflow to cash provided by financing activities during the six months ended June 30, 2006, as well as an increase of $11.6 million of proceeds from the exercise of common stock options. In prior periods, excess tax benefits from stock-based compensation were recorded as cash flows provided by operating activities, which was the presentation required prior to our adoption of SFAS No. 123(R). In addition, the overall increase in net cash provided by financing activities resulted from a decrease of $6.3 million for the payment of preferred stock dividends; a $2.5 million decrease in repayments of notes payable and capital leases; and a decrease of $2.9 million for required letters of credit relating to our December 2003 contract amendments with North American Portability Management LLC.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of FIN 48 on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended June 30, 2006.

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
     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
     On April 9, 2004, Douglas Armentrout, the former chief executive officer of our subsidiary NeuLevel, Inc. filed a complaint against us, NeuLevel, Inc. and Jeffrey Ganek, our Chairman and Chief Executive Officer, in the Superior Court of the District of Columbia. The complaint alleged, among other things, that we, NeuLevel and Mr. Ganek convinced Mr. Armentrout to leave his former employment in January 2001 and forfeit substantial compensation benefits by means of false promises regarding the employment benefits he would enjoy with us or NeuLevel, and/or otherwise breached certain agreements with Mr. Armentrout regarding his employment status and benefits. In addition, the complaint alleged that Mr. Armentrout was wrongfully terminated in January 2002 to prevent him from investigating alleged fraudulent accounting practices as between us and NeuLevel. The complaint sought approximately $20 million in damages, $15 million of which were alleged emotional distress and punitive damages. We, NeuLevel and Mr. Ganek denied any liability or wrongdoing with respect to all the claims alleged in the litigation. Nevertheless, we, NeuLevel and Mr. Ganek determined that it was desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. On May 30, 2006, we settled this matter with Mr. Armentrout for $1,025,000. The settlement does not have a significant impact on our financial condition or our results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and subsequent reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of NeuStar was held on June 14, 2006.
     The stockholders voted on proposals to (1) elect two Class II directors and (2) to ratify the Audit Committee selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.
     Both nominees for election to the Board as Class II directors were elected to serve until the Annual Meeting in 2009 and until their respective successors are elected and qualified, or until the earlier of the director’s death, resignation or retirement. The stockholders also ratified the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.
     The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors
Nominee	For*	Withheld*
Andre Dahan	66,383,860	63,066
Ross Ireland	66,383,860	63,066

	For*	Against*	Abstain*
Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended December 31, 2006	66,169,262	263,113	14,551

*	The votes cast are an aggregate of the holders of our Class A common stock and Class B common stock, which voted together as a single class on the matters put up for a vote at our 2006 Annual Meeting of Stockholders.
Item 5. Other Information
     The following information is provided pursuant to Item 1.01 of Form 8-K, "Entry into a Material Definitive Agreement," with respect to a modification of the North American Numbering Plan Administrator agreement (the "NANPA Agreement") delivered to NeuStar by the Federal Communications Commission on July 27, 2006. The only effects of the modification were to exercise the optional renewal period of the NANPA Agreement, which extends the term of the NANPA Agreement through July 8, 2007, and to establish pricing for this renewal period. Under the terms of the NANPA Agreement, the renewal option is normally exercised for a one-year period commencing on July 9 of the extension period through July 8 of the following year. This year, prior to the extension of the full renewal period on July 27, 2006, the Federal Communications Commission extended the NANPA Agreement for an interim period while the Federal Communications Commission considered whether to exercise the full renewal period. The NANPA Agreement, as amended, was filed with the Securities and Exchange Commission as Exhibit 10.4 to Amendment No. 7 to NeuStar's Registration Statement on Form S-1, filed June 28, 2005, Exhibit 10.4.1 to NeuStar's Current Report on Form 8-K, filed September 15, 2005, and Exhibit 10.4.1 to NeuStar's Annual Report on Form 10-K, filed March 29, 2006.
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to NeuStar, Inc.’s report on Form 8-K, filed on April 25, 2006 (File No. 001-32548) (the schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K*).

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

10.1.2	Amendments to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

10.1.3	Amendments to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.**

10.2.3	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10.3.4	Amendments to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.2	Amendments to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.48	Form of Indemnification Agreement.†

10.51	Summary Description of Non-Management Director Compensation, incorporated herein by reference to Exhibit 99.1 to NeuStar’s report on Form 8-K, filed April 14, 2006 (File No. 001-32548).†

Exhibit No.	Description
10.52	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 99.2 to NeuStar’s report on Form 8-K, filed April 14, 2006 (File No. 001-32548).†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.

*	Neustar, Inc. hereby agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: August 11, 2006	By:	/s/ Jeffrey A. Babka Jeffrey A. Babka Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)