Form 10-Q
period 2006-09-30
NEUSTAR INC
filed 2006-11-14
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 73,763,557 shares of Class A common stock, $0.001 par value, and 21,480 shares of Class B common stock, $0.001 par value, outstanding at November 1, 2006.

NeuStar, Inc.
Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$27,529	$27,055
Restricted cash	374	388
Short-term investments	75,946	111,451
Accounts receivable, net of allowance for doubtful accounts of $494 and $1,014, respectively	30,982	46,379
Unbilled receivables	6,394	501
Notes receivable	—	1,954
Securitized notes receivable	1,074	—
Prepaid expenses and other current assets	8,054	7,621
Deferred costs	4,819	5,871
Income tax receivable	14,595	23,141
Deferred tax asset	12,216	4,480

Total current assets	181,983	228,841
Property and equipment, net	39,627	38,316
Goodwill	51,495	86,189
Intangible assets, net	2,655	23,173
Notes receivable, long-term	—	3,431
Deferred costs, long-term	5,454	4,781
Deferred tax asset, long-term	—	10,624
Other assets	557	222

Total assets	$281,771	$395,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,119	$3,651
Accrued expenses	36,880	35,601
Deferred revenue	20,006	22,472
Notes payable	1,232	929
Capital lease obligations	5,540	3,910
Accrued restructuring reserve	536	392

Total current liabilities	68,313	66,955
Deferred revenue, long-term	18,463	17,954
Notes payable, long-term	1,019	330
Capital lease obligations, long-term	3,440	931
Accrued restructuring reserve, long-term	2,572	2,300
Other liabilities	500	500
Deferred tax liability	1,197	—

Total liabilities	95,504	88,970
Minority interest	104	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2005 and September 30, 2006	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 68,150,690 and 73,275,500 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	68	73
Class B common stock, par value $0.001; 100,000,000 shares authorized; 199,152 and 21,480 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	—
Additional paid-in capital	163,741	227,393
Deferred stock compensation	(1,446)	—
Retained earnings	23,800	79,141

Total stockholders’ equity	186,163	306,607

Total liabilities and stockholders’ equity	$281,771	$395,577

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands, except per share data)

Revenue:
Addressing	$19,190	$28,645	$57,765	$75,507
Interoperability	12,242	13,550	38,819	40,911
Infrastructure and other	27,528	40,314	82,464	124,517

Total revenue	58,960	82,509	179,048	240,935
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	17,124	21,591	46,154	62,422
Sales and marketing	7,186	12,185	21,775	32,754
Research and development	3,092	4,625	8,540	12,782
General and administrative	5,626	9,966	22,045	25,551
Depreciation and amortization	4,223	6,212	11,740	16,493
Restructuring charges (recoveries)	17	—	(389)	—

	37,268	54,579	109,865	150,002

Income from operations	21,692	27,930	69,183	90,933
Other (expense) income:
Interest expense	(503)	(240)	(1,715)	(927)
Interest income	559	1,328	1,756	2,729

Income before minority interest and income taxes	21,748	29,018	69,224	92,735
Minority interest	—	—	—	(95)

Income before income taxes	21,748	29,018	69,224	92,640
Provision for income taxes	8,691	11,914	27,653	37,299

Net income	13,057	17,104	41,571	55,341
Dividends on and accretion of preferred stock	—	—	(4,313)	—

Net income attributable to common stockholders	$13,057	$17,104	$37,258	$55,341

Net income attributable to common stockholders per common share:
Basic	$0.22	$0.23	$1.49	$0.77

Diluted	$0.17	$0.22	$0.54	$0.71

Weighted average common shares outstanding:
Basic	60,351	73,042	25,016	71,849

Diluted	77,462	78,399	76,813	78,096

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2006
	(In thousands)

Operating activities:
Net income	$41,571	$55,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,740	16,493
Stock-based compensation	2,541	8,650
Amortization of deferred financing costs	49	5
Excess tax benefits from stock-based compensation	—	(42,419)
Deferred income taxes	(263)	2,852
Non-cash restructuring recoveries	(389)	—
Provision for doubtful accounts	551	1,070
Minority interest	—	95
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	606	(15,926)
Unbilled receivables	(4,232)	6,253
Notes and securitized notes receivable	3,224	(4,311)
Prepaid expenses and other current assets	(1,535)	731
Deferred costs	(3,746)	(379)
Income tax receivable	—	33,873
Other assets	539	393
Accounts payable and accrued expenses	(2,494)	(2,429)
Income tax payable	(106)	—
Accrued restructuring reserve	(1,306)	(416)
Customer credits	(11,906)	—
Deferred revenue	7,076	1,485

Net cash provided by operating activities	41,920	61,361
Investing activities:
Purchases of property and equipment	(11,169)	(10,183)
Purchases of investments, net	(23,340)	(35,505)
Businesses acquired, net of cash	(2,164)	(66,925)

Net cash used in investing activities	(36,673)	(112,613)
Financing activities:
Release (disbursement) of restricted cash	4,304	(14)
Principal repayments on notes payable	(4,322)	(1,126)
Principal repayments on capital lease obligations	(4,526)	(4,535)
Proceeds from exercise of common stock options	2,571	14,034
Excess tax benefits from stock-based compensation	—	42,419
Payment of preferred stock dividends	(6,264)	—

Net cash (used in) provided by financing activities	(8,237)	50,778

Net decrease in cash and cash equivalents	(2,990)	(474)
Cash and cash equivalents at beginning of period	19,019	27,529

Cash and cash equivalents at end of period	$16,029	$27,055

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Goodwill

Goodwill represents the excess of costs over fair value of net assets for businesses acquired. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead tested for impairment annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to acquired technologies and customer lists is included in depreciation and amortization expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined using a discounted cash flow analysis. There were no impairment charges recognized during the three and nine months ended September 30, 2005 or 2006.

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

Addressing

The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. In the event the Company estimates losses on its fixed fee contract, the Company recognizes these losses in the period in which a loss becomes apparent. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract based on costs incurred plus a pro rata amount of the fixed-fee.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided.

Interoperability

The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability under its long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per-transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation are not considered separate deliverables; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.

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

Significant Contracts

The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills a Revenue Recovery Collections (RRC) fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. In the period in which the RRC fees are billed, the RRC fees are recorded as an accrued expense on the consolidated balance sheet, with a corresponding increase to accounts receivable. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. On an annual basis, (i) the Company evaluates the RRC fee reserve by comparing cash collections to billings and, if required, the RRC percentage is adjusted, and (ii) any excess RRC fee reserve is returned to the telecommunications service providers in accordance with the terms of these contracts.

The per-transaction pricing under these contracts provides for annual volume-based credits that are earned on all transactions in excess of the pre-determined annual volume threshold. For 2005 and 2006, the maximum aggregate volume-based credit is $7.5 million per year, which is applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold is surpassed. When the aggregate credit is fully satisfied, the per-

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction pricing is restored to the prevailing contractual rate. In August 2005, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $5.0 million and $2.5 million of volume-based credits for the three months ended September 30, 2005 and December 31, 2005, respectively. In June 2006, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $2.1 million and $5.4 million of volume-based credits for the three months ended June 30, 2006 and September 30, 2006, respectively.

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

In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company has elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the nine months ended September 30, 2006, the Company included $42.4 million of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Net Income

There were no material differences between net income and comprehensive net income for the three and nine months ended September 30, 2005 and 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN 48 on its consolidated financial statements.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 141 and the results of operations of UltraDNS have been included in the accompanying consolidated statements of operations since the date of acquisition.

Of the total cash consideration, approximately $6.1 million was distributed to an escrow account, of which $6.0 million may be used for indemnification claims as set forth in the acquisition agreement. The other $0.1 million will be used for reimbursement of certain costs of the representative of the former stockholders of UltraDNS. All funds remaining in the account will be distributed to the former UltraDNS stockholders in accordance with the acquisition agreement on the first anniversary of the acquisition.

Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to UltraDNS’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2006. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary purchase price was allocated as follows (in thousands):

Accounts receivable	$1,221
Unbilled receivables	360
Prepaid expenses and other current assets	298
Property and equipment	1,020
Other assets	63
Deferred tax assets, net	8,505
Accounts payable	(173)
Accrued expenses	(1,175)
Deferred revenue	(472)
Notes payable	(134)
Other liabilities	(14)

Net tangible assets acquired	9,499
Definite-lived intangible assets acquired	20,000
Goodwill	33,126

Total purchase price	$62,625

Of the total purchase price, a preliminary estimate of $9.5 million has been allocated to net tangible assets acquired and $20.0 million has been allocated to definite-lived intangible assets acquired. The Company utilized a third party valuation expert to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. The Company is amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total purchase price, approximately $33.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands, except per share data)
		(Unaudited)

Total revenue	$62,023	$82,509	$187,106	$246,162
Net income	$12,090	$17,104	$38,592	$54,712
Net income attributable to common stockholders per common share:
Basic	$0.20	$0.23	$1.37	$0.76
Diluted	$0.16	$0.22	$0.50	$0.70

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(Unaudited)

Goodwill	$51,495	$86,189

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

			Weighted-Average
	December 31,	September 30,	Amortization Period
	2005	2006	(In Years)
		(Unaudited)

Intangible assets:
Customer lists	$3,566	$22,667	6.2
Accumulated amortization	(1,441)	(4,044)

Customer lists, net	2,125	18,623

Acquired technology	2,208	7,007	3.2
Accumulated amortization	(1,678)	(2,627)

Acquired technology, net	530	4,380

Trade names	—	200	3.0
Accumulated amortization	—	(30)

Trade names, net	—	170

Intangible assets, net	$2,655	$23,173

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $274,000 and $1.8 million for the three months ended September 30, 2005 and 2006, respectively, and $947,000 and $3.6 million for the nine months ended September 30, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, and 2010, is expected to be approximately $5.3 million, $6.8 million, $5.7 million, $3.9 million, and $2.5 million, respectively.

5.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company has two stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). Under the 1999 Plan, the Company had the ability to grant to its directors, employees and consultants stock or stock-based awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, shares of restricted common stock, phantom stock units and other stock-based awards. In May 2005, the Company’s board of directors adopted the 2005 Plan, which was approved by the Company’s stockholders in June 2005. In connection with the adoption of the 2005 Plan, the Company’s board of directors amended the 1999 Plan to provide that no further awards would be granted under the 1999 Plan as of the date stockholder approval for the 2005 Plan was obtained. All shares available for grant as of that date, plus any other shares under the 1999 Plan that again become available due to forfeiture, expiration, settlement in cash or other termination of awards without issuance, will be available for grant under the 2005 Plan. Under the 2005 Plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of September 30, 2006, 4,642,668 shares were available for grant or award under the 2005 Plan.

The term of any stock option granted under the 1999 Plan or the 2005 Plan may not exceed ten years. The exercise price per share for options granted under these Plans is not less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The board of directors or Compensation Committee of the board of directors has granted and may in the future grant restricted stock to directors, employees and consultants. The board of directors or Compensation Committee of the board of directors determines the vesting of the restricted stock, with a maximum vesting period of ten years. Restricted stock issued generally vests in equal annual installments over a four-year term.

In July 2004, the board of directors granted 350,000 phantom stock units to one of the Company’s officers. Under the terms of the phantom stock agreement, these phantom stock units will vest in full on December 18, 2008. Upon vesting, this officer will be entitled to receive one share of the Company’s Class A common stock for each phantom stock unit. The vesting of these phantom stock units may accelerate if the Company experiences a change of control and certain other conditions are met. The aggregate intrinsic value for these phantom stock units as of September 30, 2006 was $9.7 million.

In July 2006, the Compensation Committee of the board of directors issued 27,170 restricted stock units to our non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose terms did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was July 27, 2006. These restricted stock units will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service. The aggregate intrinsic value for these restricted stock units as of September 30, 2006 was $0.7 million.

Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $3.3 million and $8.7 million, respectively. As of September 30, 2006, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date is estimated at $33.2 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years. Total unrecognized compensation expense as of September 30, 2006 is estimated based on outstanding non-vested stock options, restricted stock and phantom stock units, and may be increased or decreased in future periods for subsequent grants or forfeitures.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income attributable to common stockholders and net income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the three and nine months ended September 30, 2005. The pro forma disclosure for the three and nine months ended September 30, 2005 utilized the Black-Scholes option-pricing model to estimate the value of the respective options with such value amortized to compensation expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except
	per share data)

Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$13,057	$37,258
Add: stock-based compensation expense included in reported net income attributable to common stockholders	66	1,535
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(1,223)	(5,038)

Pro forma basic net income attributable to common stockholders	$11,900	$33,755

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$13,057	$37,258
Dividends on and accretion of convertible preferred stock	—	4,313

Diluted net income attributable to common stockholders	13,057	41,571
Add: stock-based compensation expense included in reported net income attributable to common stockholders	66	1,535
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(1,223)	(5,038)

Pro forma diluted net income attributable to common stockholders	$11,900	$38,068

Net income attributable to common stockholders per common share:
Basic — as reported	$0.22	$1.49

Basic — pro forma	$0.20	$1.35

Diluted — as reported	$0.17	$0.54

Diluted — pro forma	$0.15	$0.50

The above pro forma disclosures are provided for 2005 because, in contrast to the presentation in the three and nine months ended September 30, 2006, the stock-based compensation expense was not recognized using the fair-value method under SFAS No. 123(R) during the periods presented. Pro forma disclosure has not been presented for the three and nine months ended September 30, 2006 because stock-based compensation expense has been recognized by the Company in accordance with the fair-value method set forth in SFAS No. 123(R) for such periods.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three and nine months ended September 30, 2006, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the three and nine months ended September 30, 2006 was $12.18 and $12.24, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2006, and a discussion of the Company’s assumptions.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Dividend yield	0.00%	0.00%
Expected volatility	39.11%	38.68%
Risk-free interest rate	4.94%	4.68%
Expected life of options (in years)	4.60	4.56

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in June 2005, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s preceding weekly historical volatility from its initial public offering to the respective grant date, the Company’s preceding six-months market implied volatility and an average of the Company’s peer group preceding weekly historical volatility consistent with the expected life of the option. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.

Risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.

Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

The stock-based compensation expense that has been recognized for the Company’s stock plans for the three and nine months ended September 30, 2006 was approximately $3.3 million and $8.7 million, respectively. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2005	12,621,553	$4.81
Options granted	1,443,900	31.04
Options exercised	(4,855,848)	2.89
Options canceled	(180,596)	8.27

Outstanding at September 30, 2006	9,029,009	9.97

Exercisable at September 30, 2006	5,085,863	3.65

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $135.0 million. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of September 30, 2006 was $169.2 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of September 30, 2006 was $122.6 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of September 30, 2006 was 6.11 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of September 30, 2006 was 5.17 years.

The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested December 31, 2005	5,000	$31.95
Granted	91,290	31.31
Vested	—	—
Forfeited	—	—

Non-vested September 30, 2006	96,290	31.34

The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock plans at September 30, 2006 was $2.7 million.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Basic net income attributable to common stockholders:
Net income	$13,057	$17,104	$41,571	$55,341
Dividends on and accretion of convertible preferred stock	—	—	(4,313)	—

Basic net income attributable to common stockholders	$13,057	$17,104	$37,258	$55,341

Basic net income attributable to common stockholders per common share	$0.22	$0.23	$1.49	$0.77

Diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders	$13,057	$17,104	$37,258	$55,341
Dividends on and accretion of convertible preferred stock	—	—	4,313	—

Diluted net income attributable to common stockholders	$13,057	$17,104	$41,571	$55,341

Diluted net income attributable to common stockholders per common share	$0.17	$0.22	$0.54	$0.71

Weighted average common shares outstanding — basic	60,351	73,042	25,016	71,849
Dilutive effect of:
Stock options for the purchase of common stock	10,765	5,357	10,094	6,247
Conversion of preferred stock and accrued dividends payable into common stock	—	—	35,367	—
Warrants for the purchase of common stock	6,346	—	6,336	—

Weighted average common shares outstanding — diluted	77,462	78,399	76,813	78,096

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on 10-K for the year ended December 31, 2005 and subsequent periodic reports filed with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

During the third quarter of 2006, we continued to experience increased demand for our clearinghouse services. Total revenue for the third quarter of 2006 increased 39.9% as compared to the third quarter of 2005. Under our contracts to provide telephone number portability services in the United States, we processed 59.5 million transactions during the third quarter of 2006. We believe that this revenue growth and increased transaction volume during the third quarter of 2006 demonstrates strong demand for our services from numerous sources. We experienced significant growth in transactions in the third quarter from customers who have been upgrading to next generation technologies, such as Internet Protocol, or IP systems. This type of ongoing and pervasive change drives carriers to evaluate and restructure their network architectures.

During the third quarter of 2006, we announced the amendment and extension of our seven contracts with the North American Portability Management LLC (NAPM) under which we provide telephone number portability and other clearinghouse services in the United States. These contracts now run until June 2015 and have volume-based pricing that ranges from $0.95 per transaction to $0.75 per transaction, with the precise effective rate being determined based on transaction volumes within the applicable calendar year.

Also in the third quarter, we continued to build upon our expanded domain name systems (DNS) service offerings, especially our Ultra services which came to us through our acquisition of UltraDNS Corporation in April 2006. NeuStar Ultra Services play a key role in directing and managing Internet traffic, enabling thousands of our customers to intelligently and securely control and distribute that traffic, and ensuring security, scalability and reliability of websites and e-mail.

During the third quarter of 2006, we also saw significant demand for our services from content providers to market their products and services using U.S. Common Short Codes. In July 2006, working with the Cellular Telecommunications and Internet Association, or CTIA, we expanded the U.S. Common Short Codes directory to include six-digit short codes, enabling an unprecedented number of new codes for providers to establish relationships with mobile customers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. See Part II, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, and as updated in our subsequent periodic reports, for certain matters that may bear on our future results of operations. We discuss our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R), including the fair value recognition provisions, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, prior periods are not restated. Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $3.3 million and $8.7 million, respectively. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date was $33.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS No. 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes option-pricing model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of our stock-based awards is determined in accordance with SFAS No. 123(R) and the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

We discuss the NeuLevel and UltraDNS acquisitions in our Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2006

The following table presents an overview of our results of operations for the three months ended September 30, 2005 and 2006.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(Unaudited)
	(In thousands, except per share data)

Revenue:
Addressing	$19,190	$28,645	$9,455	49.3%
Interoperability	12,242	13,550	1,308	10.7
Infrastructure and other	27,528	40,314	12,786	46.4

Total revenue	58,960	82,509	23,549	39.9
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	17,124	21,591	4,467	26.1
Sales and marketing	7,186	12,185	4,999	69.6
Research and development	3,092	4,625	1,533	49.6
General and administrative	5,626	9,966	4,340	77.1
Depreciation and amortization	4,223	6,212	1,989	47.1
Restructuring charges	17	—	(17)	(100.0)

	37,268	54,579	17,311	46.5

Income from operations	21,692	27,930	6,238	28.8
Other (expense) income:
Interest expense	(503)	(240)	263	(52.3)
Interest income	559	1,328	769	137.6

Income before income taxes	21,748	29,018	7,270	33.4
Provision for income taxes	8,691	11,914	3,223	37.1

Net income	13,057	17,104	4,047	31.0
Dividends on and accretion of preferred stock	—	—	—	—

Net income attributable to common stockholders	$13,057	$17,104	$4,047	31.0%

Net income attributable to common stockholders per common share:
Basic	$0.22	$0.23

Diluted	$0.17	$0.22

Weighted average common shares outstanding:
Basic	60,351	73,042

Diluted	77,462	78,399

Revenue

Total revenue.  Total revenue increased $23.5 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume-based credits under our contracts with NAPM based on our exceeding pre-determined annual transaction volume thresholds under those contracts. This volume-based credit resulted in a $5.4 million reduction of total revenue for the three months ended September 30, 2006 as compared to a $5.0 million reduction of total revenue for the three months ended September 30, 2005.

Addressing.  Addressing revenue increased $9.5 million due primarily to the expanded range of DNS services offered by us as a result of the acquisition of UltraDNS Corporation in April 2006. In addition, addressing revenue increased in part due to the continued increase in the number of subscribers for U.S. Common Short Codes, which was in turn driven in part by an increase in the number of service providers that carried U.S. Common Short Codes across their networks. This increase in addressing revenue was also driven by the continued implementation of, and expansion of carrier networks to facilitate, new communications services, such as Internet telephony. Specifically, revenue from DNS services increased $6.2 million, consisting of $5.4 million in revenue from NeuStar Ultra Services and a $0.8 million increase in revenue from our other DNS services as a result of an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $2.1 million and national pooling revenue increased $1.1 million.

Interoperability.  Interoperability revenue increased $1.3 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanded service offerings such as enhanced order management services for wireless data and internet telephony providers. Specifically, revenue from number portability transactions increased $1.2 million.

Infrastructure and other.  Infrastructure and other revenue increased $12.8 million due primarily to an increase in the demand for our network management services. This increase was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization.

Expense

Cost of revenue.  Cost of revenue increased $4.5 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $1.3 million due to increased headcount to support our customer deployment, software engineering and operations group. Included in personnel-related expense for the three months ended September 30, 2006 is $0.5 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the three months ended September 30, 2005. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse increased $1.7 million. Cost of revenue also increased by $1.3 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services.

Sales and marketing.  Sales and marketing expense increased $5.0 million due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $4.3 million and professional fees for product branding increased $0.2 million. Included in personnel-related expense for the three months ended September 30, 2006 is $1.0 million in stock-based compensation expense; there was no stock-based compensation expense for the three months ended September 30, 2005.

Research and development.  Research and development expense increased $1.5 million due to development work related to our service offerings to Internet protocol communications providers. Of this increase, personnel and personnel-related costs increased $1.4 million due to increased headcount. Included in personnel-related expense for the three months ended September 30, 2006 is $0.3 million in stock-based compensation expense; there was no stock-based compensation expense for the three months ended September 30, 2005.

General and administrative.  General and administrative expense increased $4.3 million primarily due to costs incurred to support business growth and costs incurred in complying with the Sarbanes-Oxley Act of 2002 and other requirements as a public company. Of this amount, personnel and personnel-related expenses increased

$2.8 million to support business growth and compliance with our requirements as a public company. Included in personnel-related expense for the three months ended September 30, 2006 is $1.4 million in stock-based compensation expense, as compared to $0.1 million for the three months ended September 30, 2005. In addition, professional fees increased $1.0 million and general administrative and facility costs also increased $0.8 million in support of our growth as an enterprise. These increases were offset by the $0.3 million of offering costs related to our initial public offering and other IPO-related expenses which were incurred during the third quarter of 2005, for which there was no comparable expense in the third quarter of 2006.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended September 30, 2006 increased $2.0 million as compared to the three months ended September 30, 2005, due to a $1.5 million increase in the amortization of identified intangibles primarily as a result of our acquisition of UltraDNS, and a $0.5 million increase in depreciation and amortization expense relating to additional capital assets to support operations.

Restructuring charges.  During the three months ended September 30, 2005, we recorded a restructuring charge of $17,000 for the closure of our facility in Oakland, CA, which was completed on October 31, 2005. There was no similar charge during the three months ended September 30, 2006.

Interest expense.  Interest expense decreased $0.3 million during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, due predominantly to a decrease in the amount of assets subject to existing capital leases.

Interest income.  Interest income increased $0.8 million during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, due to higher average cash balances.

Provision for income taxes.  Income tax provision for the three months ended September 30, 2006 increased $3.2 million as compared to the three months ended September 30, 2005 due to an increase in income from operations. Our annual effective statutory tax rate increased to 41.1% for the three months ended September 30, 2006 from 40.0% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2006

The following table presents an overview of our results of operations for the nine months ended September 30, 2005 and 2006.

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(Unaudited)
	(In thousands, except per share data)

Revenue:
Addressing	$57,765	$75,507	$17,742	30.7%
Interoperability	38,819	40,911	2,092	5.4
Infrastructure and other	82,464	124,517	42,053	51.0

Total revenue	179,048	240,935	61,887	34.6
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	46,154	62,422	16,268	35.2
Sales and marketing	21,775	32,754	10,979	50.4
Research and development	8,540	12,782	4,242	49.7
General and administrative	22,045	25,551	3,506	15.9
Depreciation and amortization	11,740	16,493	4,753	40.5
Restructuring recoveries	(389)	—	389	(100.0)

	109,865	150,002	40,137	36.5

Income from operations	69,183	90,933	21,750	31.4
Other (expense) income:
Interest expense	(1,715)	(927)	788	(45.9)
Interest income	1,756	2,729	973	55.4

Income before minority interest and income taxes	69,224	92,735	23,511	34.0
Minority interest	—	(95)	(95)	(100.0)

Income before income taxes	69,224	92,640	23,416	33.8
Provision for income taxes	27,653	37,299	9,646	34.9

Net income	41,571	55,341	13,770	33.1
Dividends on and accretion of preferred stock	(4,313)	—	4,313	100.0

Net income attributable to common stockholders	$37,258	$55,341	$18,083	48.5%

Net income attributable to common stockholders per common share:
Basic	$1.49	$0.77

Diluted	$0.54	$0.71

Weighted average common shares outstanding:
Basic	25,016	71,849

Diluted	76,813	78,096

Revenue

Total revenue.  Total revenue increased $61.9 million due to increases in addressing, interoperability and infrastructure transactions. Revenue from increased transactions was partially offset by annual volume-based credits under our contracts with NAPM based on our exceeding pre-determined annual transaction volume thresholds under those contracts. The impact of this volume-based credit was a $7.5 million reduction of total revenue for the nine months ended September 30, 2006 as compared to a $5.0 million reduction of total revenue for the nine months ended September 30, 2005.

Addressing.  Addressing revenue increased $17.7 million primarily due to the expanded range of DNS services offered by us as a result of the acquisition of UltraDNS Corporation in April 2006. In addition, addressing revenue increased in part due to the continued increase in the number of subscribers for U.S. Common Short Codes, which was in turn driven by an increase in the number of service providers that carried U.S. Common Short Codes across their networks. This increase in addressing revenue was also driven by the continued implementation of, and expansion of carrier networks to facilitate new communications services, such as Internet telephony. Specifically, revenue from DNS services increased $11.5 million, consisting of $9.3 million in revenue from NeuStar Ultra Services and a $2.2 million increase in revenue from our other DNS services as a result of an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $5.6 million.

Interoperability.  Interoperability revenue increased $2.1 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, carrier consolidation, and broader usage of our expanded service offerings such as enhanced order management services for wireless data and internet telephony providers. Specifically, revenue from enhanced order management services increased $1.2 million and revenue from number portability transactions increased $0.9 million.

Infrastructure and other.  Infrastructure and other revenue increased $42.1 million due primarily to an increase in the demand for our network management services. Of this increase, $40.7 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements, and $1.3 million resulted from connection fees and other development work under our contracts to provide telephone number portability services in the United States. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization.

Expense

Cost of revenue.  Cost of revenue increased $16.3 million due to growth in personnel and contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $5.9 million due to increased headcount to support our customer deployment, software engineering and operations group. Included in personnel-related expense for the nine months ended September 30, 2006 is $1.4 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the nine months ended September 30, 2005. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse increased $4.1 million. Cost of revenue also increased by $3.5 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. Additionally, general data center facility costs increased $1.7 million to support higher transaction volumes and expanded service offerings.

Sales and marketing.  Sales and marketing expense increased $11.0 million due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $9.9 million and costs related to industry events increased $0.6 million. Included in personnel-related expense for the nine months ended September 30, 2006 is $2.8 million in stock-based compensation expense, as compared to $1.0 million for the nine months ended September 30, 2005.

Research and development.  Research and development expense increased $4.2 million due to development work related to our service offerings to Internet protocol communications providers. Of this increase, personnel and personnel-related costs increased $3.1 million due to increased headcount. Included in personnel-related expense for the nine months ended September 30, 2006 is $0.9 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the nine months ended September 30, 2005. In addition, consulting expenses increased $1.1 million to augment our internal research and development resources.

General and administrative.  General and administrative expense increased $3.5 million primarily due to costs incurred to support business growth and costs incurred in complying with the Sarbanes-Oxley Act of 2002 and other requirements as a public company. Of this amount, personnel and personnel-related costs increased $6.3 million. Included in personnel-related expense for the nine months ended September 30, 2006 is $3.5 million in stock-based compensation expense, as compared to $1.6 million for the nine months ended September 30, 2005. In addition, professional fees increased $2.2 million and other general administrative expense increased $0.7 million. These increases were offset by the $4.9 million of offering costs related to our initial public offering and other IPO-related expense which were incurred during the second quarter of 2005, for which there was no comparable expense for the nine months ended September 30, 2006, as well as the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006.

Depreciation and amortization.  Depreciation and amortization expense for the nine months ended September 30, 2006 increased $4.8 million as compared to the nine months ended September 30, 2005, due to a $2.6 million increase in the amortization of identified intangibles primarily as a result of our acquisition of UltraDNS, and a $2.1 million increase in depreciation and amortization expense relating to additional capital assets to support operations.

Restructuring recoveries.  During the nine months ended September 30, 2005, we recorded a net restructuring recovery of $0.4 million, which consisted of a restructuring charge of $0.3 million for the closure of our facility in Oakland, CA which was completed on October 31, 2005, and a restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago because that sub-lease had more favorable terms than originally assumed when we recorded a restructuring liability in 2002 for the closure of excess facilities. There were no similar recoveries incurred during the nine months ended September 30, 2006.

Interest expense.  Interest expense decreased $0.8 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due predominantly to a decrease in the amount of capital leases outstanding during the nine months ended September 30, 2006.

Interest income.  Interest income for the nine months ended September 30, 2006 increased $1.0 million as compared to the nine months ended September 30, 2005, due to higher average cash balances.

Provision for income taxes.  Income tax provision for the nine months ended September 30, 2006 increased $9.6 million as compared to the nine months ended September 30, 2005 due to an increase in income from operations. Our annual effective statutory tax rate increased to 40.3% for the nine months ended September 30, 2006 from 39.9% for the nine months ended September 30, 2005.

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

Our principal uses of cash have been to fund facility expansions, acquisitions, capital expenditures, working capital, dividend payouts on preferred stock, and debt service requirements. We anticipate that our principal uses of cash in the future will be acquisitions, working capital, facility expansion and capital expenditures.

Total cash and cash equivalents and short-term investments were $103.5 million at December 31, 2005, increasing to $138.5 million at September 30, 2006. This increase was due primarily to cash provided by operating activities and cash inflows relating to excess tax benefits.

As of September 30, 2006, under our bank credit facility we had a $15 million revolving loan commitment, which was reduced by outstanding letters of credit of $10.4 million resulting in available borrowings of $4.6 million.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations and excess tax benefits included in financing activities will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the nine months ended September 30, 2006 was $61.4 million, as compared to $41.9 million for the nine months ended September 30, 2005. This $19.4 million increase in net cash provided by operating activities was principally the result of net changes in operating assets and liabilities of $33.2 million, including a cash inflow of $33.9 million for income tax receivable, and a $13.8 million increase in net income, which was offset by non-cash adjustments of $27.5 million, including a cash outflow of $42.4 million relating to excess tax benefits from stock-based compensation for the nine months ended September 30, 2006, which is the required presentation under SFAS No. 123(R). In the corresponding period in 2005, we did not record excess tax benefits from stock-based compensation as a cash outflow from operating activities.

Cash flows from investing

Net cash used in investing activities for the nine months ended September 30, 2006 was $112.6 million, as compared to $36.7 million for the nine months ended September 30, 2005. This $75.9 million increase in net cash used in investing activities was principally due to $4.3 million of cash paid for the remaining 10% of NeuLevel and $62.6 million of cash paid for the acquisition of UltraDNS, including related costs. In addition, this increase in net cash used in investing activities was also due to an increase in purchases of short-term investments of $12.2 million. These uses of cash were offset by a reduction in purchases of property and equipment of $1.0 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Cash flows from financing

Net cash provided by financing activities was $50.8 million for the nine months ended September 30, 2006 compared to net cash used in financing activities of $8.2 million for the nine months ended September 30, 2005. This $59.0 million increase in net cash provided by financing activities was principally the result of $42.4 million of excess tax benefits from stock-based compensation being recorded as an inflow to cash provided by financing activities during the nine months ended September 30, 2006, as well as an increase of $11.5 million of proceeds from the exercise of common stock options. In prior periods, excess tax benefits from stock-based compensation were recorded as cash flows provided by operating activities, which was the presentation required prior to our adoption of SFAS No. 123(R). In addition, the overall increase in net cash provided by financing activities resulted from a decrease of $6.3 million for the payment of preferred stock dividends; a $3.2 million decrease in repayments of notes payable and capital leases; and a decrease of $4.3 million for required letters of credit relating to our December 2003 contract amendments with NAPM.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of FIN 48 on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or for the period ended September 30, 2006.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In September 2006, we improved general computer controls through the implementation of new application and infrastructure change management software surrounding our systems that have a significant financial impact. Additionally, we completed an upgrade to one of our billing and collection applications, which resulted in a change to the related processes for these functions.

Except for the preceding changes, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and as updated in our Quarterly Report on Form 10-Q for the quarter ended March  31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and subsequent reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).
3.2		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).
10	.1.4	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended and incorporated herein by reference to Exhibit 99.1 to NeuStar’s report on Form 8-K, filed September 22, 2006 (File No. 001-32548).
10	.3.5	Amendments to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.
10	.4.3	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.
10	.5.3	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology of behalf of the Department of Commerce, as amended.
10	.7.2	Amendment, dated as of September 21, 2006, to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.
10	.38.3	Amendment, dated August 10, 2006, to the Credit Agreement, dated August 14, 2002, among NeuStar, Inc., Bank of America, N.A. and other lenders.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

By:	/s/ Jeffrey A. Babka
Jeffrey A. Babka
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Date: November 10, 2006