Form 10-K
period 2006-12-31
NEUSTAR INC
filed 2007-03-01
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 15, 2007, 74,446,428 shares of NeuStar Class A common stock were outstanding and 17,164 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2006 was approximately $2.39 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2006.

Unless the context requires otherwise, references in this report to “NeuStar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We provide the communications industry with essential clearinghouse services. Our customers use the databases we contractually maintain in our clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. We operate the authoritative directories that manage virtually all telephone area codes and numbers, and we enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Nextel Corporation, AT&T Corp. and AT&T Mobility LLC, must access our clearinghouse to properly route virtually all of their customers’ calls. We provide clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, we provide domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and we manage the authoritative directories for the .us and .biz Internet domains. We operate the authoritative directory for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry, and provide solutions used by mobile network operators worldwide to enable mobile instant messaging for their end users.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution that the communications industry relies upon to meet this mandate, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide the communications industry in North America with critical technology services that solve the addressing, interoperability and infrastructure needs of CSPs. These services are used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. We enable CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure. We enable CSPs to manage their networks more efficiently by centrally managing certain critical data they use to route communications over their networks.

Company Information and History

We were incorporated in Delaware in 1998 to acquire our business from Lockheed Martin Corporation. This acquisition was completed in November 1999. Our principal executive offices are located at 46000 Center Oak Plaza, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.

On June 28, 2005, we effected a recapitalization which involved (i) payment of all accrued and unpaid dividends on all of the then-outstanding shares of preferred stock, followed by the conversion of all such shares into shares of common stock, (ii) the amendment of our certificate of incorporation to provide for Class A common stock and Class B common stock, and (iii) the split of each share of common stock into 1.4 shares and the reclassification of the common stock into shares of Class B common stock. We refer to these transactions collectively as the Recapitalization. Each share of Class B common stock is convertible at the option of the holder into one share of

Class A common stock, and we anticipate that all holders of Class B common stock will ultimately convert their shares into shares of Class A common stock.

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

The increasing complexity of the communications industry has produced operational challenges, as the legacy, in-house network management and back office systems of traditional carriers were not designed to capture all of the information necessary for provisioning, authorizing, routing and billing these new services. In particular, it has become significantly more difficult for service providers to:

•	Locate end users. Identify the appropriate destination for a given communication among multiple networks and unique addresses, such as wireline and wireless phone numbers as well as IP and e-mail addresses;

•	Establish identity. Authenticate that the users of the communications networks are who they represent themselves to be and that they are authorized to use the services being provided;

•	Connect. Route the communication across disparate networks;

•	Provide services. Authorize and account for the exchange of communications traffic across multiple networks; and

•	Process transactions. Capture, process and clear accounting records for billing, and generate settlement data for inter-provider compensation.

Our Clearinghouse

We provide our services from a set of unique databases, systems and platforms in geographically dispersed data centers, which we refer to collectively as our clearinghouse. Our clearinghouse has been designed to provide substantial advantages in meeting the challenges facing the communications industry for both traditional voice and IP networks. First, our clearinghouse databases and capabilities provide competing CSPs with fair, equal and secure access to essential shared resources such as telephone numbers and domain names. This sharing of data is critical for locating end-users and establishing their identity. Second, our clearinghouse databases and capabilities serve as an authoritative directory to ensure proper routing of voice, advanced data applications and IP-based communications, such as mobile instant messaging, regardless of originating or terminating technologies. Third, our clearinghouse allows CSPs access through standard interfaces. Our clearinghouse also enables connections to authoritative operating data for CSPs and providers of other service elements, including content, entertainment and financial transactions. As a result, it facilitates advanced services, such as multi-media content services and mobile instant messaging. Finally, our services facilitate the management of networks and services, including the deployment of new technologies and protocols, the balancing of communications traffic across a CSP’s internal networks, network consolidation, and the control of instant messaging services, which promote a CSP’s ability to create differentiated and value-added services.

To ensure our role as a provider of essential services to the communications industry, we designed our clearinghouse to be:

•	Reliable. Our clearinghouse services depend on complex technology that is designed to deliver reliability consistent with telecommunications industry standards. Under our contracts, we have committed to our customers to deliver high quality services meeting numerous service levels, such as system availability, response times for help desk inquiries and billing accuracy, consistent with telecommunications industry standards.

•	Scalable. The modular design of our clearinghouse enables capacity expansion without service interruption and with incremental investment, providing significant economies of scale.

•	Neutral. We provide our services in a competitively neutral way to ensure that no one telecommunications service provider, telecommunications industry segment or technology or group of telecommunications customers is favored over any other. Moreover, we have committed not to be a telecommunications service provider in competition with our customers.

•	Trusted. The data we collect are important and proprietary. Accordingly, we have appropriate procedures and systems to protect the privacy and security of customer data, restrict access to the system and generally protect the integrity of our clearinghouse. Our performance with respect to neutrality, privacy and security is independently audited regularly.

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

For communications to reliably reach the intended users, we believe that the communications industry requires a trusted, authoritative administrator of addressing directories to route communications. Moreover, we believe that CSPs must have fair access to shared addressing resources and must be able to access the administrator’s systems to ensure the proper routing of communications. We provide a range of addressing services to meet these needs, including:

•	Telephone Number Administration. As the North American Numbering Plan Administrator, we maintain the authoritative database of telephone numbering resources for North America. We allocate telephone numbers by geographic location and assign telephone numbers to telecommunications service providers. We administer area codes, including area code splits and overlays, and collect and forecast telephone number utilization rates by service providers. As the National Pooling Administrator, we also manage the administration of inventory and allocation of pooled blocks of unassigned telephone numbers by reassigning 1,000-number blocks of assigned but unused telephone numbers to telecommunications service providers requiring additional telephone numbers. We provide these services under fixed-fee annual and cost-plus contracts with the Federal Communications Commission, or FCC.

•	Telephone Number Pooling. In addition to the administrative functions associated with our role as the National Pooling Administrator, we implement the administration of the allocation of pooled blocks of unassigned telephone numbers through our clearinghouse, including the reallocation of pooled blocks of telephone numbers to the consolidated network of consolidating carriers following a merger or other business combination. We are paid on a per transaction basis for this service.

•	Internet Domain Name Services.

•	Ultra Services. We provide a suite of services that play a key role in directing and managing Internet traffic, enabling thousands of customers to intelligently and securely control and distribute that traffic, and ensuring security, scalability and reliability of websites and email. We are paid a recurring monthly fee based on contractually established monthly transaction volumes, and a per-transaction fee for transactions processed in excess of these monthly volumes.

•	.BIZ and .US Domains. We operate the authoritative registries of Internet domain names for the .biz and .us top level domains. All Internet communications routing to a .biz or .us address must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We are paid on a subscription basis for each name in the registries, which together currently contain over two million registered domain names.

•	Registry Gateway Services. We are the exclusive provider of wholesale registration services to domain name retailers for the .cn (China) and .tw (Taiwan) Internet domains for all regions outside of the home countries. We are paid on a subscription basis for each name sold through the gateway.

•	U.S. Common Short Codes. We operate the authoritative U.S. Common Short Code registry on behalf of the leading wireless providers in the United States. A Common Short Code is a string of five or six numbers, which serves as the “address” for text messages that are sent from wireless devices to businesses or organizations on a many-to-one basis. U.S. Common Short Codes are often used to count votes using wireless devices in promotional marketing efforts, such as votes for sporting event MVPs, to register for contests, and even to download applications such as ring tones. We are paid on a subscription basis for each code in the registry.

Interoperability

To provide communications across multiple networks involving multiple service providers, industry participants must exchange essential operating data. We believe that our clearinghouse is the most efficient, logistically practical and economical means for each CSP to exchange the large volumes of operating data that are required to deliver communications services between networks. Our services include:

•	Wireline and Wireless Number Portability. Our clearinghouse is the master, authoritative directory that allows end users to change their telephone carrier without changing their telephone numbers. In addition, service providers use this service to change the network identification associated with their end users’ telephone numbers after a merger or consolidation. We have provided this service for wireline local number portability since 1997, and in 2003 we expanded our service to provide portability of telephone numbers between wireless telecommunications service providers and between wireline and wireless telecommunications service providers. We are paid on a per transaction basis for this service.

•	Order Management Services. We provide centralized clearinghouse services that permit our customers, through a single interface, to exchange essential operating data with multiple CSPs in order to provision services. We are typically paid on a per transaction basis for each order we process.

Infrastructure and Other

Constant changes in the communications service industry require providers to make frequent and extensive changes in their own network infrastructure. Our infrastructure services are used by CSPs to efficiently reconfigure their networks and systems in response to changes in the market. Our services include:

•	Network Management. Our customers use our clearinghouse to centrally process changes to essential network elements that are used to route telephone calls. We are paid on a per transaction basis for these services. Our network management services are used by our customers for a variety of different purposes, such as to replace and upgrade technologies, to balance network traffic and to reroute traffic on alternative networks in the event of a service disruption.

•	Connection Services. We provide standard connections for those CSPs that connect directly to our clearinghouse. We are paid an established fee based on the type of connection.

•	Service Order Provisioning. We provide service order provisioning services that enable CSPs to manage their internal systems through an automated interface to our clearinghouse and other shared industry databases. This service eliminates the need for service providers to build and maintain their own internal service order provisioning system. We are paid on a per transaction basis for these services.

•	Mobile Instant Messaging. Through our recent acquisition of Followap Inc., we provide scalable solutions to mobile network operators worldwide, which allow them to manage instant messaging, or IM, and to create their own branded IM services.

Operations

Sales Force and Marketing

As of December 31, 2006, our sales and marketing organization consisted of approximately 240 people who work together to proactively deliver advanced technologies and solutions to serve our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing team works closely with our sales teams to deliver comprehensive services, develop a clear and consistent corporate image and offer a full customer support system.

We have an experienced sales and marketing staff who offer extensive knowledge in the management of telephone numbers and domain name systems, number portability and IP clearinghouse services. We believe we have close relations with our customers, and we know their systems and operations. We have worked closely with our customers to develop solutions such as national pooling, U.S. Common Short Codes, number translation services, and the provisioning of service requests for VoIP providers. Our sales teams strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers.

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

Operational Capabilities

We operate geographically diverse state-of-the-art data centers that support our clearinghouse services. Our data centers are custom designed for the processing and transmission of high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management, and information security. These include equipment from International Business Machines Corporation, or IBM, Cisco Systems, Inc., Sun Microsystems, Inc., Dell Inc., and EMC Corporation, and database systems and software from Oracle Corporation and IBM. In general, we subscribe to the highest level of service and responsiveness available from each third party vendor that we use. Further, to protect the integrity of our systems, the major components of our networks are generally designed to eliminate any single point of failure. In addition, we employ encryption and other security techniques that well exceed industry standards.

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

As of December 31, 2006, we had approximately 130 employees dedicated to research and development, approximately 70 of whom were added through our acquisition of Followap. We expense our research and development costs as incurred. Our research and development expense was $7.4 million, $11.9 million and $17.6 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Customers

We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc. and AT&T, Inc.; competitive local exchange carriers, such as XO Holdings, Inc. and Level 3 Communications, Inc.; wireless service providers, such as Verizon Wireless Inc., AT&T Mobility LLC and Sprint Nextel Corporation; and long distance carriers. We also serve emerging CSPs, including Comcast Corporation, Time Warner Telecom Inc., Cox Communications, Inc. and Cbeyond, Inc., and fast-growing emerging providers of VoIP services, such as Vonage Holdings Corp.

In addition to serving traditional CSPs, we also serve a growing number of customers who are either enablers of Internet services or providers of information and content to Internet and telephone users. For example, customers for our managed DNS services include a wide range of both large and small enterprises, including registry operators, such as Afilias Limited, and e-commerce companies, such as Amazon.com, Inc. All Internet service providers rely on our Internet registry services to route all communications to .biz and .us Internet addresses. Domain name registrars, including Network Solutions, Inc., The Go Daddy Group, Inc., and Register.com, Inc. pay us for each .biz and .us domain name they register on behalf of their customers. Wireless service providers rely on our registry to route all U.S. Common Short Code communications, but the bulk of our customers for U.S. Common Short Codes are the information and entertainment content providers who register codes with us to allow wireless subscribers to communicate with them via text messaging. Mobile network operators throughout Europe, including Vodafone Group Plc and Wind Telecomunicazioni SpA, rely on our instant messaging solutions to provide mobile instant messaging to their end users.

Our customers include over 7,300 different entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single entity accounted for more than 10% of our total revenue in 2006. The amount of our revenue derived from customers inside the United States was $159.8 million, $235.5 million and $317.3 million for the years ended December 31, 2004, 2005 and 2006, respectively. The amount of our revenue derived from customers outside the United States was $5.2 million, $7.0 million and $15.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC was $130.0 million, $188.8 million and $249.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Competition

Our services most frequently compete against the legacy in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

In our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes where we competed against companies including Accenture Ltd, Computer Sciences Corporation, Hewlett-Packard Company, IBM, Mitretek Systems, Inc., Nortel Networks Corporation, NCS Pearson, Inc., Perot Systems Corporation, Telcordia Technologies, Inc. and VeriSign, Inc. We have renewed or extended the term of several of these contracts since we first entered into them. As the terms of these contracts expire, we expect that other companies may seek to bid on renewals or new contracts, and we may not be successful in renewing them. In addition, prior to the expiration of our contracts to provide number portability services, North American Portability Management LLC could solicit, or our competitors may submit, proposals to replace us, in whole or in part, as the provider of the services covered by these contracts. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.

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

For the remainder of our services, we compete against a range of providers of interoperability and infrastructure services and/or software, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into three categories:

•	companies that develop and sell software solutions to CSPs, such as Evolving Systems, Inc., MetaSolv, Inc. and NetCracker Technology Corp.;

•	systems integrators such as Accenture Ltd, Electronic Data Systems Corporation, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for CSPs and in some cases operate and manage certain back-office systems for CSPs on an outsourced basis;

•	with respect to our Ultra services, companies such as Akamai Technologies, Inc., VeriSign, Inc., and F5 Networks, Inc., who provide internal and external managed DNS services;

•	with respect to mobile instant messaging, companies that develop presence and instant messaging solutions, such as Oz Communications, Inc. and Colibria AS; and

•	with respect to order management services, companies such as CGI Group Inc., Synchronoss Technologies, Inc., Syniverse Technologies, Inc., Telcordia Technologies, Inc. VeriSign, Inc. and Wisor Telecom Corporation, which offer communications interoperability services, including inter-CSP order processing and workflow management on an outsourced basis.

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

Employees

As of December 31, 2006, we employed 822 persons worldwide. None of our employees is currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Contracts

We provide many of our addressing, interoperability and infrastructure services pursuant to private commercial and government contracts. Specifically, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with North American Portability Management LLC. The North American Numbering Council, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees North American Portability Management LLC’s management of these contracts. See “— Regulatory Environment — Telephone Numbering.” We recognize revenue under our contracts with North American Portability Management LLC primarily on a per transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. On November 4, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 15, 2007, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. We do not believe that this proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. Under our contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our clearinghouse also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with North American Portability Management LLC continue through June 2015.

We also provide wireline number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per-transaction basis. This contract continues through December 2011. The services we provide under the contracts with North American Portability Management LLC and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was awarded by the FCC in 2003. The contract is structured as a one-year agreement with four one-year options exercisable by the FCC. The FCC has exercised three of these one-year extension options and may extend the contract for two additional one-year periods continuing through July 8, 2008. The National Pooling Administration contract is a cost-plus government contract that was awarded by the FCC in 2001. This contract also is structured as a one-year agreement with four one-year options exercisable by the FCC. The FCC exercised each of the four options, and this contract was due to expire on June 14, 2006. Since that time, the National Pooling Administration contract has been extended for several short-term periods while the FCC conducts a formal rebid of the contract. We expect to compete for a renewal of this contract.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted in May 2001. In December 2006, the ICANN awarded to us a renewal of the .biz contract through December 2012. Under the terms of the amended agreement, the .biz contract automatically renews after 2012 unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was awarded in October 2001 for a period of four years, which may be extended by the government for two additional one-year periods. The government exercised the first one-year option in October 2005, and the second one-year option in October 2006. These contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis. We expect to compete for a renewal of this contract.

We have an exclusive contract with the CTIA — The Wireless Association® to serve as the registry operator for the administration of U.S. Common Short Codes. U.S. Common Short Codes are short strings of numbers to which text messages can be addressed — a common addressing scheme that works across all participating wireless networks. We were awarded this contract in October 2003 through an open procurement process by the major wireless carriers. The initial term of the contract continued through April 2006, and was renewed automatically for an additional two-year period pursuant to the terms of the contract. Under the terms of the contract, the term automatically renews for additional two-year periods unless terminated in accordance with its terms. We provide U.S. Common Short Code registration services to wireless content providers, who pay us subscription fees per U.S. Common Short Code registered.

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

North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2005, we “exceeded” and “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2006 have not yet been completed.

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

We are required to maintain complete confidentiality of competitive customer information obtained during the conduct of our business. In addition, as part of our neutrality framework, we are required to comply with a code of conduct that is designed to ensure our continued neutrality. Among other things, our code of conduct, which was approved by the FCC, requires that:

•	we never, directly or indirectly, show any preference or provide any special consideration to any telecommunications service provider;

•	we prohibit access by our stockholders to user data and proprietary information of telecommunications service providers served by us (other than access of employee stockholders that is incident to the performance of our numbering administration duties);

•	our stockholders take steps to ensure that they do not disclose to us any user data or proprietary information of any telecommunications service provider in which they hold an interest, other than the sharing of information in connection with the performance of our numbering administration duties;

•	we not share confidential information about our business services and operations with employees of any telecommunications service provider;

•	we refrain from simultaneously employing, whether full-time or part-time, any individual who is an employee of a telecommunications service provider and that none of our employees hold any interest, financial or otherwise, in any company that would violate these neutrality standards;

•	we prohibit any individual who serves in the management of any of our stockholders to be involved directly in our day-to-day operations;

•	we implement certain requirements regarding the composition of our board of directors;

•	no member of our board of directors simultaneously serve on the board of directors of a telecommunications service provider; and

•	we hire an independent party to conduct a quarterly neutrality audit to ensure that we and our stockholders comply with all the provisions of our code of conduct.

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

In contemplation of the initial public offering of our securities, we sought and obtained FCC approval for a “safe harbor” from previous orders of the FCC that required us to seek prior approval from the FCC for any change in our overall ownership structure, corporate structure, bylaws, or distribution of equity interests, as well as certain types of transactions, including the issuance of indebtedness by us. Under the safe harbor order, we are required to maintain provisions in our organizational and other corporate documents that require us to comply with all applicable neutrality rules and orders. However, we are no longer required to seek prior approval from the FCC for many of these changes and transactions, although we are required to provide notice of such changes or transactions. In addition, we are subject to the following requirements:

•	we may not issue indebtedness to any entity that is a telecommunications service provider or an affiliate of a telecommunications service provider without prior approval of the FCC;

•	we may not acquire any equity interest in a telecommunications service provider or an affiliate of a telecommunications service provider without prior approval of the FCC;

•	we must restrict any telecommunications service provider or affiliate of a telecommunications service provider from acquiring or beneficially owning 5% or more of our outstanding capital stock;

•	we must report to the FCC the names of any telecommunications service providers or telecommunications service provider affiliates that own a 5% or greater interest in our company; and

•	we must make beneficial ownership records available to our neutrality auditors, and must certify upon request that we have no actual knowledge of any ownership of our outstanding capital stock by a telecommunications service provider or telecommunications service provider affiliate other than as previously disclosed.

Internet Domain Name Registrations

We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN originally granted to us in May 2001, which currently runs through December 2012 and renews automatically thereafter unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was granted in October 2001 for a period of four years, with two one-year extension periods exercisable at the option of the U.S. Department of Commerce. The Department of Commerce exercised the first one-year option in October 2005, and the second one-year option in October 2006. Under each of these registry service contracts, we are required to:

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

Intellectual Property

Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers, and potential customers and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change in the communications industry, the legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of services provided by us. With our entry into the IM market, we may become reliant on patents to protect our technology and our ability to deliver our IM solutions to our customers.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on July 27, 2006. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	failures or interruptions of our systems and services;

•	security or privacy breaches;

•	loss of, or damage to, a data center;

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other clearinghouse services;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our customers’ in-house systems or from other providers of addressing, interoperability or infrastructure services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Failures or interruptions of our clearinghouse could materially harm our revenue and impair our ability to conduct our operations.

We provide addressing, interoperability and infrastructure services that are critical to the operations of our customers. Notably, our clearinghouse is essential to the orderly operation of the U.S. telecommunications system because it enables CSPs to ensure that telephone calls are routed to the appropriate destinations. Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.

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

Our systems may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify sensitive information that is stored or transmitted on our networks and that we are required by our contracts and FCC rules to keep confidential. A security or privacy breach could result in an interruption of service or reduced quality of service, and we may be required to make significant expenditures in connection with corrective efforts we are required to perform. In addition, a security or privacy breach may harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.

The loss of, or damage to, a data center could interrupt our operations and materially harm our revenue and growth.

Because virtually all of the services we provide require communications service providers to query a copy of our continuously updated databases and directories to obtain necessary routing and other essential operational data, the integrity of our data centers is essential to our business. We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data in the event of a loss of, or damage to, a data center. We could lose, or suffer damage to, a data center in the event of power loss; natural disasters such as fires, earthquakes, floods and tornadoes; telecommunications failures, such as transmission cable cuts; or other similar events that could adversely affect our customers’ ability to access our clearinghouse. We may be required to make significant expenditures to repair or replace a data center. Further, as the scope of services we provide expands or changes, we may be required to make significant expenditures establish new data centers from which we may provide services. Any interruption to our operations due to the loss of, or damage to, a data center could harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.

The failure of the third-party software and equipment used by our customers or that we use to provide our services could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment developed by third parties in our clearinghouse. Our third-party vendors include, among others, IBM and Oracle Corporation for database systems and software, and EMC Corporation and Sun Microsystems, Inc. for equipment. Similarly, to access our clearinghouse and utilize our services, many of our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. In addition, we rely on third parties to provide the connection between us and our customers through which we deliver and receive data. As a result, our ability to provide clearinghouse services depends in part on the continued performance and support of the third-party products and services on which we and our customers rely. If these products or services experience failures or have defects and the third parties that supply the products or services fail to provide adequate support, this could result in or exacerbate an interruption or failure of our systems or services. In some cases, failures of third party products or services could subject us to significant damages claims under the service level requirements in our contracts, for which we would have limited or no recourse against the third party who supplied such products or services.

Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us, and we may be unable to renew these contracts at the end of their term.

Our seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States, to provide telephone number portability and other clearinghouse services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 8.5% and 13.4% of our total revenue in 2006, represented in the aggregate approximately 74.9% of our total revenue in 2006. North American Portability Management LLC could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, these contracts have finite terms and are currently scheduled to expire in June 2015. Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these contracts. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.

We may be unable to renew these contracts on acceptable terms when they are being considered for renewal if we fail to meet our customers’ expectations, including for performance or other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the possible entrance of a competitive provider could create significant pricing pressure, which could then cause us to reduce the selling price of our services under our contracts. If these contracts are terminated or modified in a manner that is adverse to us, or if we are unable to renew these contracts on acceptable terms upon their expiration, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition to our contracts with North American Portability Management LLC, we rely on other contracts to provide other services that we offer, including the contracts that appoint us to serve as the:

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

The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements. We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for our services could change in ways that we cannot easily predict and our revenue could decline. These risks include the ability of the federal government, most notably the FCC, to:

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

In addition, we are subject to risks arising out of the delegation of the Department of Commerce’s responsibilities for the domain name system to the ICANN. Changes in the regulations or statutes to which our customers are subject could cause our customers to alter or decrease the services they purchase from us. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect future regulation or deregulation may have on our business.

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

Although we currently provide our services primarily to traditional telecommunications companies, many existing and emerging companies are providing, or propose to provide, IP-based voice services. Our future revenue and profits will depend, in part, on our ability to provide services to IP-based service providers. For example, we are currently developing and conducting trial tests of SIP-IX, a comprehensive suite of services designed to enable direct network-to-network peering between trading partners for voice, video and content services using Session Initiation Protocol (SIP)-based technologies such as IP multimedia subsystem (IMS) and Voice over Internet Protocol (VoIP). There can be no assurance that IP communications will grow in any meaningful fashion, or that SIP-IX will be adopted by potential customers, nor can we guarantee that we will be able to reach acceptable contract terms with customers to provide this service. In addition, we may experience delays in the development of one or more features of SIP-IX, which could materially reduce the potential benefits to us for providing this service.

Our customers face implementation and support challenges in introducing IP-based services, which may slow their rate of adoption or implementation of our solutions.

We have limited or no control over the pace at which communications service providers implement new, complex services, such as instant messaging and other IP-based communications. Moreover, the launch of new IP-based services by communications service providers requires significant capital expenditures by our customers to market and drive adoption by end users. We cannot control the decision over whether such capital expenditures will occur or the timing of such expenditures. In turn, even if CSPs attempt to drive adoption of new IP-based services, our future revenue and profits will also depend, in part, on the wide adoption of such services by end users. The failure of, or delay by, communications service providers to introduce and support IP-based services utilizing our solutions in a timely and effective manner could have a material adverse effect on our business and operating results.

The market for certain of our addressing, interoperability, and infrastructure services is competitive, which could result in fewer customer orders, reduced revenue or margins or loss of market share.

Our services frequently compete against the legacy in-house systems of our customers. In addition, although we are not a telecommunications service provider, we compete in some areas against communications service companies, communications software companies and system integrators that provide systems and services used by CSPs to manage their networks and internal operations in connection with telephone number portability, instant messaging and other communications transactions. We face competition from large, well-funded providers of addressing, interoperability and infrastructure services. Moreover, we are aware of other companies that are focusing significant resources on developing and marketing services that will compete with us. We anticipate continued growth of competition. Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition that they can use to their advantage. Increased competition could result in fewer customer orders, reduced revenue, reduced gross margins and loss of market share, any of which could harm our business.

Our technology relies in part on the use of open standards, which makes us vulnerable to competition.

We frequently integrate our technology, particularly in the area of instant messaging, with the systems of our CSP customers and with communications devices through the use of open standards. If we are unable to integrate our technology with systems used by our customers or device manufacturers because they do not adopt open standards or otherwise, our revenue may decline. In addition, the failure of, or delay by, the communications industry to create open standards and protocols could have an adverse effect on the communications market in general and, consequently, our business and operating results. Conversely, the proliferation of open standards and protocols could make it easier for new market entrants and existing competitors to introduce products that compete with our solutions, which could adversely affect our business and operating results.

Our intellectual property could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. We rely on a combination of patent, copyright, and trade secret laws to protect our intellectual property or proprietary rights in such technology. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may copy or otherwise obtain and use our products, technology or trademarks. Effectively policing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

Our services and solutions may infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties, or other damages.

Our services and solutions may infringe the intellectual property rights of others, subjecting us to claims for infringement, payment of license royalties, or other remedies. As we expand our business and introduce new services and solutions, there may be an increased risk of infringement and other intellectual property claims by third parties. From time to time, we and our customers may receive claims alleging infringement of intellectual property rights, or may become aware of certain third party patents that may relate to our services and solutions. For example, our instant messaging solutions are designed to conform to Open Mobile Alliance, or OMA, specifications and those of other standards bodies. To the extent that any individual or organization that has contributed intellectual property to OMA or other standards bodies claims that it has retained its rights relating to such intellectual property, we may be subject to claims of infringement by such individuals or organizations, some of which have greater financial resources and larger intellectual property portfolios than our own.

Additionally, some of our customer agreements require that we indemnify our customers for infringement of our intellectual property embedded in their products. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the number of parties holding intellectual property within the communications industry, increase the risks associated with intellectual property litigation. Moreover, the commercial success of our services and solutions may increase the risk that an infringement claim may be made against us. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us or against a customer for which we have an obligation to defend could result in costly litigation, the payment of substantial damages, and an injunction that prohibits us from continuing to offer the service or solution in question.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:

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

We earn revenue for the vast majority of the services that we provide on a per transaction basis. There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenue from a decrease in our transaction volumes. As a result, if industry participants reduce their usage of our services from their current levels, our revenue and results of operations will suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining CSPs decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer churn between CSPs in the industry stabilizes or declines, or if CSPs do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If CSPs develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. If instant messaging is not broadly adopted by the end users serviced by our customers, revenue from our instant messaging solutions will be adversely impacted. Finally, the trends that we believe will drive the future demand for our clearinghouse services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenue and growth prospects.

If we are unable to manage our growth, our revenue and profits could be adversely affected.

Our business was founded in 1996 and we have experienced substantial growth since our inception. Sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, we may experience higher turnover in our customer base and our revenue and profits could be adversely affected.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. Even if we do identify an appropriate acquisition candidate and pursue an acquisition, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in the incurrence of additional leverage or dilution to our stockholders.

Acquisitions involve significant risks. In 2006 alone, we acquired UltraDNS Corporation and Followap Inc. If we fail to successfully integrate and support the operations of acquired businesses, or if anticipated revenue enhancements and cost savings are not realized, our business, results of operations and financial condition could be materially adversely affected. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be exacerbated by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, integrating systems, products or technologies, integrating internal controls, procedures and policies and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to integrate, maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from future impairments of goodwill or intangible assets in connection with acquisitions, which could reduce our future reported earnings. We also run the risk of failing to retain key employees of an acquired business or existing key employees. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition, and the failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Our expansion into international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations, and require increased focus from our management.

We recently acquired Followap Inc., a UK-based enterprise, and we intend to pursue international business opportunities in the future. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements and the difficulties associated with managing a large organization spread throughout various countries. If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

For example, our instant messaging solutions currently target international markets almost exclusively. Risks inherent in conducting business internationally include:

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	increased competition by local, regional, or global companies; and

•	difficulties in collecting accounts receivable and longer collection periods.

While we attempt to hedge our currency risk, we may be unable to do so effectively. In addition, international sales could decline due to unexpected changes in regulatory requirements applicable to our business, or differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law. Any of these factors could harm our international operations and, consequently, our operating results.

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

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the services and solutions that we provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels with Internet service providers and other third parties. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

Our ability to access additional capital in the future may be limited.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital in the future to fund our operations, finance investments in equipment or infrastructure, or respond to competitive pressures or strategic opportunities. However, our neutrality requirements may limit or prohibit our ability to obtain debt or equity financing by restricting the ability of certain parties from acquiring our stock or our debt, or the amount that such parties may acquire. In addition, additional financing may not be available on terms favorable to us, or at all. Further, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

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

The market price of our Class A common stock may fluctuate widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects, including the impact of acquisitions or potential acquisitions, and the prospects of the communications and Internet industry in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for communications companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Sterling, Virginia under leases that are scheduled to expire in July and August 2010. We have two five-year renewal options on these leases.

As a result of the Followap acquisition, we now lease operating space in Stainsfield, United Kingdom, Haifa, Israel and Dusseldorf, Germany, which supplement our existing leases in Hong Kong and Singapore. Within the United States, we also lease operating space in North Carolina, the District of Columbia, and California. These domestic and international leases expire on various dates through March 2017. We believe that our existing facilities are sufficient to meet our requirements, and that new space will be available on commercially reasonable terms as we expand.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Our Common Stock

Prior to June 29, 2005, there was no established public trading market for our Class A common stock. Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 15, 2007, our Class A common stock was held by 112 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low

Fiscal year ended December 31, 2005
First quarter	N/A	N/A
Second quarter	$26.67	$24.50
Third quarter	$33.02	$25.35
Fourth quarter	$32.95	$28.85
Fiscal year ended December 31, 2006
First quarter	$32.32	$27.00
Second quarter	$37.73	$28.41
Third quarter	$33.01	$25.03
Fourth quarter	$33.80	$26.80

There is no established public trading market for our Class B common stock. As of February 15, 2007, our Class B common stock was held by 10 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2005 or 2006 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant.

Performance Graph

The following chart shows how $100 invested in our Class A common stock on June 29, 2005, the day our Class A common stock began trading on the New York Stock Exchange, would have grown through the period ended December 31, 2006, compared with: (a) $100 invested in the Russell 2000 Index, and (b) $100 invested in the NYSE TMT Index, each over that same period. The comparison assumes reinvestment of dividends. The stock performance in the graph is included to satisfy our SEC disclosure requirements, and is not intended to forecast or to be indicative of future performance.

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Company Name/Index	6/29/05	12/31/05	12/31/06
NeuStar, Inc.	$100	$117	$125
Russell 2000 Index	$100	$105	$123
NYSE TMT Index	$100	$103	$126

ITEM 6.	SELECTED FINANCIAL DATA.

The tables below present selected consolidated statements of operations data for each of the five years ended December 31, 2006 and selected consolidated balance sheet data as of December 31, 2002, 2003, 2004, 2005 and 2006. The selected consolidated statements of operations data for each of the three years ended December 31, 2004, 2005 and 2006, and the selected consolidated balance sheet data as of December 31, 2005 and 2006, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2002 and 2003, and the selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004, have been derived from our audited consolidated financial statements and related notes not included in this report. The share and per share data included in the selected consolidated statements of operations data for the years ended December 31, 2002, 2003, and 2004 reflect the 1.4-for-1 split of our common stock effected as part of the Recapitalization, but do not reflect other aspects of the Recapitalization.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$90,972	$111,693	$165,001	$242,469	$332,957
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	36,677	37,846	49,261	64,891	86,106
Sales and marketing	13,855	14,381	22,743	29,543	47,671
Research and development	6,256	6,678	7,377	11,883	17,639
General and administrative	13,366	11,359	21,144	28,048	34,902
Depreciation and amortization	27,020	16,051	17,285	16,025	24,016
Restructuring charges (recoveries)	7,332	(1,296)	(220)	(389)	—
Asset impairment charge	13,190	—	—	—	—

	117,696	85,019	117,590	150,001	210,334

(Loss) income from operations	(26,724)	26,674	47,411	92,468	122,623
Other (expense) income:
Interest expense	(6,260)	(3,119)	(2,498)	(2,121)	(1,300)
Interest income	1,876	1,299	1,629	2,406	4,024

(Loss) income before minority interest and income taxes	(31,108)	24,854	46,542	92,753	125,347
Minority interest	1,908	10	—	(104)	(95)

(Loss) income before income taxes	(29,200)	24,864	46,542	92,649	125,252
Provision for income taxes	—	836	1,166	37,251	51,353

Net (loss) income	(29,200)	24,028	45,376	55,398	73,899
Dividends on and accretion of preferred stock	(9,102)	(9,583)	(9,737)	(4,313)	—

Net (loss) income attributable to common stockholders	$(38,302)	$14,445	$35,639	$51,085	$73,899

Net (loss) income attributable to common stockholders per common share:
Basic	$(9.04)	$3.09	$6.33	$1.48	$1.02

Diluted	$(9.04)	$0.31	$0.57	$0.72	$0.94

Weighted average common shares outstanding:
Basic	4,236	4,680	5,632	34,437	72,364

Diluted	4,236	76,520	80,237	77,046	78,267

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,347	$63,987	$63,929	$103,475	$58,252
Working capital	3,633	23,630	38,441	113,296	53,970
Goodwill and intangible assets	44,087	54,751	50,703	54,150	257,051
Total assets	132,544	190,245	211,454	283,215	448,259
Deferred revenue and customer credits, excluding current portion	2,910	14,840	13,892	18,463	17,921
Long-term debt and capital lease obligations, excluding current portion	7,722	5,996	7,964	4,459	3,925
Convertible preferred stock, Series B, Series C and Series D	151,458	161,041	140,454	—	—
Total stockholders’ (deficit) equity	(87,300)	(68,581)	(31,858)	186,163	341,146

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We continued to experience increased demand for our clearinghouse services in 2006, and we made significant steps to innovate and expand the range and value of the services that we provide to meet the evolving needs of the communications industry. Under our contracts to provide telephone number portability services in the United States, we processed 234.4 million transactions, a growth of 37% over 2005. We believe that this growth in transaction volume demonstrates strong demand for our services from numerous sources, including, most significantly, customers who have been upgrading to next generation technologies, such as Internet Protocol, or IP, systems, and the entry of new service providers. In 2006, we also saw significant demand for our services from content providers to market their products and services using U.S. Common Short Codes.

The growth in demand for our clearinghouse services led to the amendment and extension of our seven contracts with the North American Portability Management LLC under which we provide telephone number portability and other clearinghouse services in the United States. Under these amendments, which we announced in September 2006, these contracts now run until June 2015. Pricing for 2006, including volume-based credits, remained unchanged. For 2007, pricing is $0.91 per transaction regardless of transaction volume. Pricing from 2008 through the expiration of the contracts contains volume-based pricing that ranges from $0.95 per transaction to $0.75 per transaction, with the precise effective rate being determined based on transaction volumes within the applicable calendar year. In July 2006, working with the CTIA, we also expanded the U.S. Common Short Codes directory to include six-digit short codes, enabling an unprecedented number of new codes for providers to establish relationships with mobile customers. In December 2006, we renewed our agreement to operate the .biz registry.

During 2006, we executed on our long-standing strategy to expand the scope of our services and customers through acquisitions. Specifically, in April 2006, we acquired UltraDNS Corporation for $61.8 million in cash. As a result of this acquisition, our Ultra services now play a key role in directing and managing Internet traffic, enabling thousands of our customers to intelligently and securely control and distribute that traffic, and ensuring security, scalability and reliability of websites and email. In November 2006, we announced the acquisition of Followap Inc. for $139.0 million in cash, adding an end-to-end solution for the routing and delivery of mobile instant messaging, or mobile IM. These two acquisitions position us to provide solutions to meet the challenges that our customers face as new and different communications services arise.

Our Company

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution upon which the industry relies to meet this mandate, we have developed a broad range of innovative services that meet an expanded range of customer needs. We provide the communications industry with critical technology services that solve the industry’s addressing, interoperability and infrastructure needs.

These services are now used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. We enable CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure and Other. We enable CSPs to manage changes in their own networks more efficiently by centrally managing certain critical data they use to route communications over their own networks.

We derive a substantial portion of our annual revenue on a transaction basis, most of which is derived from long-term contracts.

Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization.

Cost of revenue includes all direct materials, direct labor, and those indirect costs related to the generation of revenue such as indirect labor, materials and supplies and facilities cost. Our primary cost of revenue is related to personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid related to our U.S. Common Short Code services. Cost of revenue also includes our information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs.

Sales and marketing expense consists of personnel costs, such as salaries, sales commissions, travel, stock-based compensation, and other personnel-related expense; costs associated with attending and sponsoring trade shows; costs of computer and communications equipment and support services; facilities costs; consulting fees; costs of marketing programs, such as Internet and print, including product branding, market analysis and forecasting; and customer relationship management.

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense; consulting fees; and the costs of facilities, computer and support services used in service and technology development.

General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, and other personnel-related expense, for our executive, administrative, legal, finance, and human resources functions. General and administrative expense also includes facilities, management information systems, support services, professional services fees, certain audit, tax and license fees.

Depreciation and amortization relates to amortization of identifiable intangibles, and the depreciation of our property and equipment, including our network infrastructure and facilities related to our services.

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

Addressing.  Our addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. We generate revenue from our telephone number administration services under two government contracts. Under our contract to serve as the North American Numbering Plan Administrator, we earn a fixed annual fee and recognize this fee as revenue on a straight-line basis as services are provided. In the event we estimate losses on our fixed fee contract, we recognize these losses in the period in which a loss becomes apparent. Under our contract to serve as the National Pooling Administrator, we are reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. We recognize revenue for this contract based on costs incurred plus a pro rata amount of the fixed-fee.

In addition to the administrative functions associated with our role as the National Pooling Administrator, we also generate revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with North American Portability Management LLC, and we recognize revenue on a per-transaction fee basis as the services are performed. For our Internet domain name services, we generate revenue for Internet domain registrations, which generally have contract terms between one and ten years. We recognize revenue on a straight-line basis over the lives of the related customer contracts.

Following the acquisition of UltraDNS Corporation in April 2006, we generate revenue through internal and external managed domain name services. Our revenue consists of customer set-up fees followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under our contracts to provide our managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month we recognize the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided. We generate revenue from our U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.

Interoperability.  Our interoperability services consist primarily of wireline and wireless number portability and order management services. We generate revenue from number portability under our long-term contracts with North American Portability Management LLC and Canadian LNP Consortium Inc. We recognize revenue on a per transaction fee basis as the services are performed. We provide order management services consisting of customer set-up and implementation followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.

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

Significant Contracts

We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. We recognize revenue under our contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenue of all U.S. telecommunications service providers, as determined by the FCC. On November 4, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. In response to the BellSouth petition, the FCC solicited comments from other interested parties. As of February 15, 2007, the FCC had not indicated whether it will take any action based on this petition, and the BellSouth petition remains pending. We do not believe that this proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. Under our contracts, we also bill a Revenue Recovery Collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.

The per-transaction pricing under these contracts provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2005 and 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per- transaction pricing was restored to the prevailing contractual rate. In both 2005 and 2006, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume-based credits for both years. In September 2006, we amended our contracts with North American Portability Management LLC. Under these amended terms, there are no volume-based credits that will be applied in 2007 or later fiscal periods.

Contrasted to the application of volume-based credits in 2005 and 2006, billings in 2004 continued at the original contractual rate after the annual volume threshold was surpassed. Billings in excess of the discounted pricing were recorded as customer credits (liability) on the consolidated balance sheet with a corresponding reduction to revenue. In the following year when the credits were applied to invoices rendered, customer credits were reduced with a corresponding credit to accounts receivable. The annual pre-determined volume threshold was surpassed in the fourth quarter of 2004, resulting in the reduction of revenue and recognition of customer credits of $11.9 million in the aggregate for 2004. Further, as part of the amendments to these contracts in December 2003, we agreed to apply the then-current transaction fee retroactively to all 2003 transactions processed and granted credits totaling $16.0 million. These credits were applied to customer invoices over a 23-month period beginning in January 2004. Additionally, we obtained letters of credit totaling $16.0 million in January 2004 to secure a portion of these customer credits. As of December 31, 2005, none of these customer credits were outstanding.

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

Goodwill and Intangible Assets

Our acquisition of our business from the Lockheed Martin Corporation in November 1999 as well as subsequent acquisitions resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. Under present accounting rules (Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), goodwill is no longer subject to amortization; instead it is subject to impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. We test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about our operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.

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

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with North American Portability Management LLC, we bill an RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. The RRC fees are recorded as an accrued liability when collected. For the period from January 1, 2002 through June 30, 2004, this fee was 3% of monthly billings. On July 1, 2004, the RRC fee was reduced to 2%. On July 1, 2005, the RRC fee was reduced to 1%. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $2.5 million and $2.9 million are included in accrued expenses as of December 31, 2005 and December 31, 2006, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

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

Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R), including the fair value recognition provisions, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, prior periods are not restated. For stock-based awards subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. Stock-based compensation expense recognized under SFAS No. 123(R) for 2006 was $11.9 million. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date was $30.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

In accordance with FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, we elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Prior to adoption of SFAS No. 123(R), we presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the year ended December 31, 2006, we included $49.5 million of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow. As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 were approximately $10.4 million and $7.6 million less, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per common share for the year ended December 31, 2006 were each approximately $0.10 less than if we had not adopted SFAS No. 123(R).

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

If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS No. 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based awards have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes option-pricing model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based awards in the future. Certain stock-based awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. Although the fair value of our stock-based awards is determined in accordance with SFAS No. 123(R) and the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Acquisitions

We have expanded the scope of our services and increased our customer base through selective acquisitions. Our objective for each acquisition was to expand the scope of the services that we provide and to leverage our clearinghouse capabilities in order to maximize efficiency and provide added value to our customers. The stock consideration described below reflects the 1.4-for-1 stock split effected as part of the Recapitalization, but does not reflect the other aspects of the Recapitalization.

fiducianet, Inc.

In February 2005, we acquired fiducianet, Inc. for $2.2 million in cash and the issuance of 35,745 shares of our common stock for total purchase consideration of $2.6 million. The acquisition of fiducianet enables us to serve as a single point of contact in managing all day-to-day customer obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws, including CALEA, the USA Patriot Act of 2001 and the Homeland Security Act of 2002. The acquisition was accounted for as a purchase, and we allocated the purchase price principally to customer lists ($2.6 million) and goodwill ($1.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on a straight-line basis over five years. In accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, we recorded a deferred tax liability of approximately $1.0 million with a corresponding increase to goodwill.

Foretec Seminars Inc.

In December 2005, we acquired Foretec Seminars Inc., a provider of secretariat services to the Internet Engineering Task Force (IETF), from the Corporation for National Research Initiatives (CNRI) for $875,000 in cash, of which $500,000 is payable upon the achievement of certain milestones, as well as the payment of approximately $213,000 in legal fees incurred by CNRI to establish a public trust to administer IETF-related intellectual property. In accordance with SFAS No. 141, Business Combinations, or SFAS No. 141, the $500,000 payable upon the achievement of certain milestones has been included in the purchase consideration since this amount was determinable as of the date of acquisition. The acquisition was accounted for as a purchase and the purchase price was allocated to net liabilities assumed of approximately $53,000 and goodwill ($929,000) based on their estimated fair values on the acquisition date.

NeuLevel, Inc.

In March 2006, we acquired 10% of NeuLevel, Inc. from Melbourne IT Limited for cash consideration of $4.3 million, raising the Company’s ownership interest from 90% to 100%. The acquisition of the remaining 10% of NeuLevel was accounted for as a purchase business combination in accordance with SFAS No. 141. We allocated the purchase price principally to customer lists ($4.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on an accelerated basis over five years. In accordance with SFAS No. 109, we recorded a deferred tax liability of approximately $1.6 million with a corresponding increase to goodwill.

UltraDNS Corporation

On April 21, 2006, we acquired UltraDNS Corporation for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded our domain name services and our Internet protocol technologies. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Of the total cash consideration, approximately $6.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. All funds remaining in the account will be distributed to the former stockholders of UltraDNS in accordance with the acquisition agreement on the first anniversary of the acquisition.

Of the total purchase price, a preliminary estimate of $9.5 million has been allocated to net tangible assets acquired and $20.0 million has been allocated to definite-lived intangible assets acquired. We utilized a third party valuation specialist to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. We are amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.

Followap Inc.

On November 27, 2006, we acquired Followap Inc. for $139.0 million in cash and acquisition costs of $1.8 million along with the assumption and payment of certain Followap debt and other liabilities of $5.6 million. The acquisition further expanded our Internet protocol technologies, which is a key strategic initiative for us. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Of the total cash consideration, approximately $14.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. All funds remaining in the account will be distributed to the former stockholders of Followap in accordance with the acquisition agreement on the first anniversary of the acquisition.

Of the total estimated purchase price, a preliminary estimate of $3.9 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. We utilized a third party valuation in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. We are amortizing the value of the Followap customer relationships using an accelerated basis over five years and the value of the acquired technology on a straight-line basis over 3 years.

Current Trends Affecting Our Results of Operations

We have experienced increased demand for our services and solutions, which has been driven by market trends such as the implementation of new technologies, expansion of new applications and end-user services, industry consolidation, increased demand for secure and scalable DNS systems, and increased use of U.S. Common Short Codes. At the same time, our growth will require continued investment by us to keep pace with the evolving needs of the communications industry, and to ensure that we are able to deliver the quality of services that our customers demand.

We expect continued growth in wireless subscribers and competition among mobile network operators, as well as continued development of new wireless applications. As CSPs expand and upgrade their networks and technology to enable the delivery of high-speed wireless services, we anticipate that they will increasingly rely on our services, and wireless-related transactions will remain a major contributor to our transaction volume growth. Further, we believe that mobile network operators will continue to launch and support mobile IM, which will result in increased demand for our solutions.

Advancements in the communications industry, such as changes from time division multiplexing, or TDM, to global system for mobile, or GSM, and the proliferation of VoIP service providers and the pervasive industry change to IP-based networks, have driven increased addressing and infrastructure transactions in our clearinghouse. We expect that VoIP service providers will continue to require access to inventories of telephone number resources, which will drive demand for our addressing services. Further, as the industry migrates towards next generation technologies and applications, we anticipate that demand for our infrastructure services will increase.

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

Since becoming a public company in 2005, we have experienced, and will continue to experience, increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the New York Stock Exchange. For example, we have incurred, and will continue to incur, increases in such items as personnel costs, professional services fees, fees for independent directors and the cost of directors and officers liability insurance. We believe that these costs will approximate $3.0 to $3.5 million annually.

In addition, as our scope of services and solutions expands, we must continue to invest in hiring and retaining necessary personnel and building internal infrastructure to manage our anticipated growth, particularly with respect to businesses that we have acquired and will acquire in the future. For example, we made, and anticipate making, substantial investments in additions to our sales force, increased facilities and personnel in international markets, and costs related to the marketing of our expanded services and solutions. This use of resources may affect our operating margins.

Consolidated Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

The following table presents an overview of our results of operations for the years ended December 31, 2005 and 2006.

	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$75,036	$103,858	$28,822	38.4%
Interoperability	52,488	56,454	3,966	7.6%
Infrastructure and other	114,945	172,645	57,700	50.2%

Total revenue	242,469	332,957	90,488	37.3%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	64,891	86,106	21,215	32.7%
Sales and marketing	29,543	47,671	18,128	61.4%
Research and development	11,883	17,639	5,756	48.4%
General and administrative	28,048	34,902	6,854	24.4%
Depreciation and amortization	16,025	24,016	7,991	49.9%
Restructuring recoveries	(389)	—	389	(100.0)%

	150,001	210,334	60,333	40.2%

Income from operations	92,468	122,623	30,155	32.6%
Other (expense) income:
Interest expense	(2,121)	(1,300)	821	(38.7)%
Interest income	2,406	4,024	1,618	67.2%

Income before minority interest and income taxes	92,753	125,347	32,594	35.1%
Minority interest	(104)	(95)	9	(8.7)%

Income before income taxes	92,649	125,252	32,603	35.2%
Provision for income taxes	37,251	51,353	14,102	37.9%

Net income	55,398	73,899	18,501	33.4%
Dividends on and accretion of preferred stock	(4,313)	—	4,313	(100.0)%

Net income attributable to common stockholders	$51,085	$73,899	$22,814	44.7%

Net income attributable to common stockholders per common share:
Basic	$1.48	$1.02

Diluted	$0.72	$0.94

Weighted average common shares outstanding:
Basic	34,437	72,364

Diluted	77,046	78,267

Revenue

Total revenue.  Total revenue increased $90.5 million due to increases in addressing, interoperability and infrastructure transactions.

Addressing.  Addressing revenue increased $28.8 million due primarily to the expanded range of DNS services offered by NeuStar as a result of the acquisition of UltraDNS in April 2006, and the continued increase in the number of subscribers for U.S. Common Short Codes. This increase in addressing revenue was also driven by the continued implementation and expansion of carrier networks to facilitate new communications services, such as Internet telephony. Specifically, revenue from DNS services increased $18.4 million, consisting of $15.4 million in revenue from NeuStar Ultra Services and a $3.0 million increase in revenue from our other DNS services as a result of an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $8.3 million and national pooling revenue increased $1.7 million.

Interoperability.  Interoperability revenue increased $4.0 million due to an increase in wireline and wireless competition and the associated movement of end users from one CSP to another, and carrier consolidation. Specifically, revenue from number portability transactions increased $4.5 million, partially offset by a decrease of $0.5 million in revenue principally due from our order management services.

Infrastructure and other.  Infrastructure and other revenue increased $57.7 million due to an increase in the demand for our network management services. Of this amount, $55.4 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization. The remaining increase of $2.3 million was principally due to other infrastructure services.

Expense

Cost of revenue.  Cost of revenue increased $21.2 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this amount, personnel-related expense increased $6.8 million due to increased personnel to support our customer deployment group, software engineering group and operations group. Included in personnel-related expense for the year ended December 31, 2006 is $1.8 million in stock-based compensation expense; there was no stock-based compensation expense recorded for the year ended December 31, 2005. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse increased $5.4 million. Cost of revenue also increased by $7.1 million principally due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. Additionally, general data center facility costs increased $1.0 million to support higher transaction volumes and expanded service offerings.

Sales and marketing.  Sales and marketing expense increased $18.1 million due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $16.0 million, and professional fees for product branding increased $0.9 million. Included in personnel-related expense for the year ended December 31, 2006 is $3.9 million in stock-based compensation, as compared to $1.0 million for the year ended December 31, 2005.

Research and development.  Research and development expense increased $5.8 million due to the development of Internet telephony solutions to enhance our service offerings. Of this increase, personnel and personnel-related costs increased $4.5 million due to increased headcount. Included in personnel-related expense for the year ended December 31, 2006 is $1.2 million in stock-based compensation expense; there was no stock-based compensation expense included in research and development expense for the year ended December 31, 2005. In addition, consulting expenses increased $1.2 million due to expanded use of outside consultants to augment our internal research and development resources.

General and administrative.  General and administrative expense increased $6.9 million primarily due to costs incurred to support business growth and costs incurred to comply with our requirements as a public company, including the Sarbanes-Oxley Act of 2002. Specifically, personnel and personnel-related costs increased

$9.7 million to support business growth and compliance with our requirements as a public company. Included in this personnel-related expense for the year ended December 31, 2006 is $4.9 million in stock-based compensation expense, as compared to $1.7 million for the year ended December 31, 2005. In addition, professional fees increased $0.7 million and general operational costs also increased $3.6 million, which included a $1.5 million increase in bad debt expense related to our Ultra Services and order management services. These increases were partially offset by a $5.8 million reduction of general and administrative expense related to costs and related expenses we incurred in connection with our two public offerings in 2005 for which there was no comparable expense in 2006. These increases were further offset by the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006 for which there was no comparable reversal in 2005.

Depreciation and amortization.  Depreciation and amortization expense increased $8.0 million due primarily to an increase of $5.0 million in the amortization of identified intangibles, which is primarily a result of our acquisition of UltraDNS and Followap. Additionally, depreciation and amortization expense increased $2.8 million relating to additional capital assets to support operations.

Restructuring recoveries.  In 2005, we recorded a net restructuring recovery of $0.4 million, which included a restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago with sub-lease rates more favorable than originally assumed when the restructuring liability for the closure of excess facilities was recorded in 2002. This was partially offset by a restructuring charge of $317,000 for the closure of our facility in Oakland, CA, which was completed on October 31, 2005. There were no similar charges during the year ended December 31, 2006.

Interest expense.  Interest expense decreased $0.8 million in 2006 as compared to 2005 due predominantly to a decrease in the principal amount outstanding under notes payable and a decrease in the amount of assets subject to existing capital leases.

Interest income.  Interest income increased $1.6 million due to higher average cash balances.

Provision for income taxes.  Income tax provision in 2006 increased $14.1 million as compared to 2005 due to an increase in net income. Our annual effective statutory rate increased to 41.0% for the year ended December 31, 2006 from 40.2% for the year ended December 31, 2005.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

The following table presents an overview of our results of operations for the years ended December 31, 2004 and 2005. The share and per share data in the following table reflect the 1.4-for-1 stock split effected as part of the Recapitalization, but do not reflect the other aspects of the Recapitalization.

	2004	2005	2004 vs. 2005
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$50,792	$75,036	$24,244	47.7%
Interoperability	34,228	52,488	18,260	53.3%
Infrastructure and other	79,981	114,945	34,964	43.7%

Total revenue	165,001	242,469	77,468	47.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	49,261	64,891	15,630	31.7%
Sales and marketing	22,743	29,543	6,800	29.9%
Research and development	7,377	11,883	4,506	61.1%
General and administrative	21,144	28,048	6,904	32.7%
Depreciation and amortization	17,285	16,025	(1,260)	(7.3)%
Restructuring recoveries	(220)	(389)	(169)	76.8%

	117,590	150,001	32,411	27.6%

Income from operations	47,411	92,468	45,057	95.0%
Other (expense) income:
Interest expense	(2,498)	(2,121)	377	(15.1)%
Interest income	1,629	2,406	777	47.7%

Income before minority interest and income taxes	46,542	92,753	46,211	99.3%
Minority interest	—	(104)	(104)	—

Income before minority interest	46,542	92,649	46,107	99.1%
Provision for income taxes	1,166	37,251	36,085	3094.8%

Net income	45,376	55,398	10,022	22.1%
Dividends on and accretion of preferred stock	(9,737)	(4,313)	5,424	(55.7)%

Net income attributable to common stockholders	$35,639	$51,085	$15,446	43.3%

Net income attributable to common stockholders per common share:
Basic	$6.33	$1.48

Diluted	$0.57	$0.72

Weighted average common shares outstanding:
Basic	5,632	34,437

Diluted	80,237	77,046

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

Addressing.  Addressing revenue increased $24.2 million due to the continued implementation of, and expansion of carrier networks to facilitate, new communications services, such as Internet telephony, as well as growth in the use of U.S. Common Short Codes and other wireless data services. Of this amount, revenue from pooling transactions increased $17.3 million, primarily as service providers continued to build inventories of telephone numbers in multiple area codes and rate centers to be able to offer them to Internet and wireless telephony users. In addition, U.S. Common Short Codes revenue increased $5.5 million due to an increase in the number of subscribers for U.S. Common Short Codes. Revenue from our domain name services increased $1.7 million due in large part to the increased number of names under management, partially offset by a reduction of approximately $0.6 million in our administration fees under our contract to serve as the North American Numbering Plan Administrator.

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

Expense

Cost of revenue.  Cost of revenue increased $15.6 million due to growth in personnel, contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $8.6 million due to increased personnel to support our customer deployment group, software engineering group and operations group. Contractor costs increased $4.1 million for software maintenance activities and managing industry changes to our clearinghouse. Additionally, cost of revenue increased by $4.1 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services. These increases were partially offset by a $1.2 million decrease in facilities expense, maintenance of hardware and software and other clearinghouse expenses.

Sales and marketing.  Sales and marketing expense increased $6.8 million due to additions to our sales and marketing team to focus on branding, product launches and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $6.2 million, and costs related to industry events increased $0.3 million.

Research and development.  Research and development expense increased $4.5 million due to the development of Internet telephony solutions to enhance our service offerings. Of this increase, personnel and personnel-related costs increased $3.1 million due to increased headcount, and fees for consultants to augment our internal research and development resources increased $0.9 million.

General and administrative.  General and administrative expense increased $6.9 million primarily due to costs incurred to support business growth and costs incurred in preparation for, and in conjunction with, becoming a public company. We recorded $5.8 million of offering costs related to our public offerings in 2005 and other related expense, which includes legal, accounting and consulting fees. In addition, personnel and personnel-related expense increased $2.0 million, which was partially offset in part by a reduction of $0.7 million in general and administrative facility costs.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.3 million due to the expiration of certain capital leases.

Restructuring recoveries.  In 2005, we recorded a net restructuring recovery of $0.4 million, which included a restructuring recovery of $0.7 million after entering into a sub-lease for our leased property in Chicago with sub-lease rates more favorable than originally assumed when the restructuring liability for the closure of excess facilities was recorded in 2002. This was partially offset by a restructuring charge of $317,000 for the closure of our facility in Oakland, CA, which was completed on October 31, 2005.

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

Our principal uses of cash have been to fund acquisitions, facility expansions, capital expenditures, working capital, dividend payouts on preferred stock, and debt service requirements. We anticipate that our principal uses of cash in the future will be acquisitions, working capital, facility expansion and capital expenditures.

Total cash and cash equivalents and short-term investments were $58.3 million at December 31, 2006, a decrease from $103.5 million at December 31, 2005. This decrease was due primarily to cash expenditures of approximately $206.8 million to fund the acquisitions of UltraDNS and Followap. This decrease was offset by cash provided by operating activities and cash inflows relating to excess tax benefits.

As of December 31, 2006, we had $4.3 million available under the revolving loan commitment of our bank credit facility, subject to the terms and conditions of that facility. On February 6, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Securities, Inc., as Lead Arranger and as Book Manager, Credit Suisse Securities (USA) LLC, as Syndication Agent, Deutsche Bank Trust Company Americas and Sun Trust Bank, as Documentation Agents and the lenders under the credit agreement. As of February 15, 2007, we had $100.0 million available under the revolving loan commitment of this credit agreement.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2006 was $117.4 million, as compared to $61.2 million for the year ended December 31, 2005. This $56.2 million increase in net cash provided by operating activities was principally the result of net changes in operating assets and liabilities of $81.4 million, including an increase of $77.8 million in cash flows due to income tax receivables, and an $18.5 million increase in net income, which was partially offset by a decrease of non-cash adjustments of $43.7 million, including a cash outflow increase of $66.5 million relating to excess tax benefits from stock-based compensation for the year ended December 31, 2006, which is the required presentation under SFAS No. 123(R). In the corresponding period in 2005, we did not record excess tax benefits from stock-based compensation as a cash outflow from operating activities.

Cash flows from investing

Net cash used in investing activities for the year ended December 31, 2006 was $167.8 million, as compared to $46.5 million for the year ended December 31, 2005. This $121.3 million increase in net cash used in investing activities was principally due to an increase of $208.5 million of cash paid for acquisitions, which was partially offset by an increase of the sales of short-term investments totaling $88.0 million.

Cash flows from financing

Net cash provided by financing activities was $62.1 million for the year ended December 31, 2006 compared to net cash used in financing activities of $6.2 million for the year ended December 31, 2005. This $68.3 million increase in net cash provided by financing activities was principally the result of $49.5 million of excess tax benefits from stock-based compensation being recorded as an inflow to cash provided by financing activities during the year ended December 31, 2006, as well as an increase of $14.0 million of proceeds from the exercise of common stock options. In prior periods, excess tax benefits from stock-based compensation were recorded as cash flows provided by operating activities, which was the presentation required prior to our adoption of SFAS No. 123(R). In addition, the overall increase in net cash provided by financing activities resulted from a decrease in 2006 of $6.3 million for the payment of preferred stock dividends in 2005 for which there was no corresponding payment in 2006 and a $3.9 million decrease in repayments of notes payable and capital leases. These reductions in cash used in financing activities from 2005 as compared to 2006 were offset by a decrease of $4.9 million for cash collateralized letters of credit relating to our December 2003 contract amendments with the North American Portability Management LLC.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2006.

Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	$8,118	$4,367	$3,751	$—	$—
Operating lease obligations	23,322	6,366	16,133	823	—
Long-term debt	942	768	174	—	—

Total	$32,382	$11,501	$20,058	$823	$—

Debt and Credit Facilities

On February 6, 2007, we entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100.0 million. Borrowings under this revolving credit facility bear interest, at our option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of our consolidated senior funded indebtedness to consolidated EBITDA. This new credit agreement expires on February 6, 2012. There were no outstanding borrowings under this facility at February 15, 2007. Borrowings under the revolving credit facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions as permitted by the terms of this credit agreement.

The new credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The new credit agreement requires us to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the new credit agreement. Lenders holding more than 50% of the loans and commitments under the new credit agreement may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default.

In addition, the new credit agreement contains terms that enable us to ensure compliance with neutrality obligations to which it is subject, including neutrality-based restrictions on assignment and provisions that allow us to replace or remove a lender or agent to preserve our ability to comply with our neutrality obligations.

Until February 6, 2007, we had a revolving credit facility, which provided us with up to $15 million in available credit. The commitments under this credit agreement were terminated simultaneous with the closing of the new credit agreement on February 6, 2007. This credit agreement provided for a revolving credit facility in an aggregate amount of up to $15 million and was secured by substantially all of our assets, subject to certain previously disclosed limitations. Upon the execution of the new credit agreement on February 6, 2007, letters of credit with a face amount of $9.6 million, issued under this credit agreement remained outstanding after the termination thereof and are supported by cash collateral pledged by us. Borrowings under our former revolving credit facility could be either base rate loans or Eurodollar rate loans. There were no outstanding borrowings under this facility at December 31, 2005 and December 31, 2006; however, total available borrowings were reduced by outstanding letters of credit of $10.7 million and $9.6 million at December 31, 2005 and December 31, 2006, respectively, which reduced the amount we could borrow under the revolving credit facility. Base rate loans bore interest at a fluctuating rate per annum equal to the higher of the federal funds rate plus 0.5% or the lender’s prime rate. Eurodollar rate loans bore interest at the Eurodollar rate plus the applicable margin.

Under the terms of our previous revolving credit facility, we were required to comply with certain financial covenants, such as maintaining minimum levels of consolidated net worth, quarterly consolidated EBITDA and liquid assets and not exceeding certain levels of capital expenditures and leverage ratios. Additionally, there were negative covenants that limited our ability to declare or pay dividends, acquire additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of our business without the permission of the lender. During 2004, 2005 and 2006, we were not in compliance with certain covenants and obtained waivers for such defaults.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2004, 2005 and 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005 and 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates. Our exchange rate risk related to foreign currency exchange for 2006 was principally due to our number portability contract with Canadian LNP Consortium, Inc. Based on this agreement, we recognize revenue on a per transaction basis as the services are performed and bill for these services using the Canadian dollar at a fixed exchange rate that is updated annually. As a result, we are affected by currency fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The net impact of foreign exchange rate fluctuations on earnings was not material for the years ended December 31, 2004, 2005 or 2006, respectively.

Interest rate exposure is primarily limited to the approximately $19.0 million of short-term investments owned by us at December 31, 2006. Such investments consist principally of commercial paper, high-grade auction rate securities and U.S. government or corporate debt securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, such risk is mitigated by the relatively short-term nature of these investments. For the year ended December 31, 2006, a one-percentage point adverse change in interest rates would have reduced our interest income for the year ended December 31, 2006 by approximately $300,000. In addition, we do not consider the present rate of inflation to have a material impact on our business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeuStar, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, NeuStar, Inc. changed its method of accounting for equity-based compensation.

/s/  Ernst & Young LLP

McLean, Virginia
February 28, 2007

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$27,529	$39,242
Restricted cash	374	—
Short-term investments	75,946	19,010
Accounts receivable, net of allowance for doubtful accounts of $494 and $1,103, respectively	32,426	53,108
Unbilled receivables	6,394	810
Securitized notes receivable	1,074	—
Notes receivable	—	1,994
Prepaid expenses and other current assets	8,054	6,945
Deferred costs	4,819	6,032
Income taxes receivable	14,595	893
Deferred tax asset	12,216	7,641

Total current assets	183,427	135,675
Property and equipment, net	39,627	42,678
Goodwill	51,495	205,855
Intangible assets, net	2,655	51,196
Notes receivable, long-term	—	2,918
Deferred costs, long-term	5,454	4,411
Deferred tax asset, long-term	—	4,500
Other assets	557	1,026

Total assets	$283,215	$448,259

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,119	$3,619
Accrued expenses	38,324	49,460
Deferred revenue	20,006	22,923
Notes payable	1,232	768
Capital lease obligations	5,540	4,367
Accrued restructuring reserve	536	368
Other liabilities	—	200

Total current liabilities	69,757	81,705
Deferred revenue, long-term	18,463	17,921
Notes payable, long-term	1,019	174
Capital lease obligations, long-term	3,440	3,751
Accrued restructuring reserve, long-term	2,572	2,206
Other liabilities, long-term	500	1,356
Deferred tax liability	1,197	—

Total liabilities	96,948	107,113
Minority interest	104	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2005 and 2006	—	—
Class A common stock, $0.001 par value; 200,000,000 shares authorized; 68,150,690 shares issued or outstanding as of December 31, 2005; 74,351,200 shares issued and outstanding as of December 31, 2006	68	74
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 199,152 and 18,330 shares issued and outstanding as of December 31, 2005 and 2006, respectively	—	—
Additional paid-in capital	163,741	243,395
Deferred stock compensation	(1,446)	—
Treasury stock, 756 shares at cost at December 31, 2006	—	(22)
Retained earnings	23,800	97,699

Total stockholders’ equity	186,163	341,146

Total liabilities and stockholders’ equity	$283,215	$448,259

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006

Revenue:
Addressing	$50,792	$75,036	$103,858
Interoperability	34,228	52,488	56,454
Infrastructure and other	79,981	114,945	172,645

Total revenue	165,001	242,469	332,957
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	49,261	64,891	86,106
Sales and marketing	22,743	29,543	47,671
Research and development	7,377	11,883	17,639
General and administrative	21,144	28,048	34,902
Depreciation and amortization	17,285	16,025	24,016
Restructuring recoveries	(220)	(389)	—

	117,590	150,001	210,334

Income from operations	47,411	92,468	122,623
Other (expense) income:
Interest expense	(2,498)	(2,121)	(1,300)
Interest income	1,629	2,406	4,024

Income before minority interest and income taxes	46,542	92,753	125,347
Minority interest	—	(104)	(95)

Income before income taxes	46,542	92,649	125,252
Provision for income taxes	1,166	37,251	51,353

Net income	45,376	55,398	73,899
Dividends on and accretion of preferred stock	(9,737)	(4,313)	—

Net income attributable to common stockholders	$35,639	$51,085	$73,899

Net income attributable to common stockholders:
Basic	$6.33	$1.48	$1.02

Diluted	$0.57	$0.72	$0.94

Weighted average common shares outstanding:
Basic	5,632	34,437	72,364

Diluted	80,237	77,046	78,267

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

								(Accumulated	Total
	Class A		Class B		Additional	Deferred		Deficit)	Stockholders’
	Common Stock		Common Stock		Paid-In	Stock	Treasury	Retained	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Compensation	Stock	Earnings	Equity

Balance at December 31, 2003	—	$—	5,549	$5	$—	$(28)	$—	$(68,558)	$(68,581)
Common stock options exercised	—	—	611	1	90	—	—	—	91
Deferred stock compensation expense associated with issuance of restricted stock	—	—	—	—	2,187	(2,187)	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(1,012)	—	(1,012)
Return of common stock originally issued for acquisition of NightFire Software, Inc	—	—	—	—	—	—	(113)	—	(113)
Compensation expense associated with options issued to nonemployees	—	—	—	—	654	—	—	—	654
Compensation expense associated with repurchase of immature shares	—	—	—	—	982	—	—	—	982
Accretion of preferred stock and related dividends	—	—	—	—	(3,913)	—	—	(5,824)	(9,737)
Amortization of deferred stock compensation	—	—	—	—	—	482	—	—	482
Net income	—	—	—	—	—	—	—	45,376	45,376

Balance at December 31, 2004	—	—	6,160	6	—	(1,733)	(1,125)	(29,006)	(31,858)
Common stock options exercised	—	—	466	1	246	—	—	—	247
Compensation expense associated with options issued to nonemployees	—	—	—	—	2,214	—	—	—	2,214
Shares issued for acquisition of fiducianet, Inc.	—	—	36	—	388	—	—	—	388
Retirement of treasury stock	—	—	(236)	—	(1,125)	—	1,125	—	—
Accretion of preferred stock and related dividends	—	—	—	—	(1,721)	—	—	(2,592)	(4,313)
Issuance of Class B common stock pursuant to conversion of convertible preferred stock	—	—	53,435	53	138,452	—	—	—	138,505
Conversion of Class B common stock to Class A common stock	59,662	60	(59,662)	(60)	—	—	—	—	—
Deferred stock compensation expense associated with issuance of restricted stock	5	—	—	—	160	(160)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	447	—	—	447
Common stock options exercised	2,122	2	—	—	7,709	—	—	—	7,711
Warrants exercised	6,362	6	—	—	418	—	—	—	424
Tax benefit from stock option exercises	—	—	—	—	17,000	—	—	—	17,000
Net income	—	—	—	—	—	—	—	55,398	55,398

Balance at December 31, 2005	68,151	68	199	—	163,741	(1,446)	—	23,800	186,163
Deferred stock compensation reclassification	—	—	—	—	(1,446)	1,446	—	—	—
Common stock options exercised	5,919	6			19,693	—	—	—	19,699
Stock-based compensation expense	—	—	—	—	11,890	—	—	—	11,890
Conversion of Class B common stock to Class A common stock	181	—	(181)	—	—	—	—	—	—
Restricted stock issued, net of forfeitures	100	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(22)	—	(22)
Tax benefit from stock option exercises	—	—	—	—	49,517	—	—	—	49,517
Net income	—	—	—	—	—	—	—	73,899	73,899

Balance at December 31, 2006	74,351	$74	18	$—	$243,395	$—	$(22)	$97,699	$341,146

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2005	2006

Operating activities:
Net income	$45,376	$55,398	$73,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,285	16,025	24,016
Stock-based compensation	2,118	2,661	11,890
Amortization of deferred financing costs	150	57	5
Tax benefit from stock option exercises	—	17,000	(49,517)
Deferred income taxes	(6,419)	(2,289)	1,448
Noncash restructuring recoveries	(220)	(389)	—
Provision for doubtful accounts	960	551	2,041
Minority interest	—	104	95
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,697)	(5,254)	(21,221)
Unbilled receivables	139	(5,414)	5,944
Notes receivable	4,938	4,290	(3,838)
Prepaid expenses and other current assets	(1,524)	(1,570)	2,560
Deferred costs	(869)	(5,902)	(170)
Income tax receivable	—	(14,595)	63,219
Other assets	(102)	658	(411)
Accounts payable and accrued expenses	11,119	7,840	6,263
Income taxes payable	44	(419)	—
Accrued restructuring reserve	(386)	(1,551)	(534)
Customer credits	(5,459)	(15,541)	—
Deferred revenue	5,279	9,542	1,691

Net cash provided by operating activities	64,732	61,202	117,380
Investing activities:
Purchases of property and equipment	(13,271)	(12,890)	(13,658)
(Purchases) sales of investments, net	(41,155)	(31,036)	56,936
Businesses acquired, net of cash acquired	—	(2,540)	(211,072)

Net cash used in investing activities	(54,426)	(46,466)	(167,794)
Financing activities:
(Release) disbursement of restricted cash	(5,112)	5,296	374
Proceeds from issuance of notes payable	2,166	—	—
Principal repayments on notes payable	(9,823)	(5,406)	(1,443)
Principal repayments on capital lease obligations	(7,505)	(5,939)	(5,998)
Proceeds from exercise of common stock options	91	5,661	19,699
Proceeds from exercise of warrants	—	424	—
Payment of preferred stock dividends	(30,324)	(6,262)	—
Excess tax benefits from stock-based compensation	—	—	49,517
Repurchase of common stock	(1,012)	—	(22)

Net cash (used in) provided by financing activities	(51,519)	(6,226)	62,127

Net (decrease) increase in cash and cash equivalents	(41,213)	8,510	11,713
Cash and cash equivalents at beginning of year	60,232	19,019	27,529

Cash and cash equivalents at end of year	$19,019	$27,529	$39,242

Supplemental cash flow information:
Cash paid for interest	$1,693	$1,377	$870

Cash paid for income taxes (net of refunds)	$7,291	$37,583	$(14,172)

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company) was incorporated as a Delaware corporation in 1998. The Company provides the communications industry with essential clearinghouse services. Its customers use the databases the Company contractually maintains in its clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and it enables the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, must access the Company’s clearinghouse to properly route virtually all of their customers’ calls. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company provides domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and it also manages the authoritative directories for the .us and .biz Internet domains. The Company operates the authoritative directory for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry, and provides solutions used by mobile network operators throughout Europe to enable mobile instant messaging for their end users.

The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While the Company remains the provider of the authoritative solution that the communications industry relies upon to meet this mandate, the Company has developed a broad range of innovative services to meet an expanded range of customer needs. The Company provides the communications industry with critical technology services that solve the addressing, interoperability and infrastructure needs of CSPs. These services are now used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. The Company enables CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. The Company enables CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. The Company also facilitates order management and work flow processing among CSPs.

•	Infrastructure and Other. The Company enables CSPs to manage their networks more efficiently by centrally managing certain critical data they use to route communications over their own networks.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, as amended by Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of all Majority-Owned Subsidiaries. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. Minority interest is recorded in the statement of operations for the share of income or loss allocated to minority stockholders to the extent that the minority stockholder’s investment in the subsidiary does not fall below zero. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity method of accounting pursuant to Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company does not have any variable interest entities or investments accounted for under the equity method of accounting.

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

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2005 and 2006, the Company believes the carrying value of its long-term notes receivable approximates fair value as the interest rates approximate a market rate. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2005 and 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the fixed and variable interest rates of the debt approximate a market rate.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents. Supplemental non-cash information to the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Fixed assets acquired through capital leases	$8,054	$3,470	$5,154
Fixed assets acquired through notes payable	1,359	1,002	—
Accounts payable incurred to purchase fixed assets	125	79	85
Business acquired with common shares (see Note 3)	(113)	388	—
Dividends to preferred stockholders	2,095	—	—

Restricted Cash

At December 31, 2005 and 2006, approximately $374,000 and $0, respectively, of cash was pledged as collateral on outstanding letters of credit related to 2003 customer credits and lease obligations and was classified as restricted cash on the consolidated balance sheets.

Derivatives and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity as a component of other comprehensive income, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in the fair value of the derivatives accounted for as fair value hedges are recorded in the results of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in fair values of derivatives not qualifying as hedges are reported in the results of operations.

Concentrations of Credit Risk

Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash and short-term investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally granting uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. Customers under the Company’s contracts with the North American Portability Management LLC are charged a Revenue Recovery Collection fee (See Accounts Receivable, Revenue Recovery Collection and Allowance for Doubtful Accounts).

Short-term Investments

Investments in debt and equity securities that have readily determinable fair values are accounted for as available-for-sale securities. Available-for-sale securities are stated at fair value as determined by the most recently traded price of each security at the balance sheet date, with the unrealized gains and losses recorded as a component

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of other comprehensive income. The specific-identification method is used to compute the realized gains and losses on debt and equity securities. As of December 31, 2005 and 2006, the carrying value of the investments approximated their fair value. As of December 31, 2005 and 2006, these investments consisted principally of commercial paper, high-grade auction rate securities and U.S. government or corporate debt securities.

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with North American Portability Management LLC, the Company bills a Revenue Recovery Collections (RRC) fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. From January 1, 2003 through June 30, 2004, the RRC fee was 3%. On July 1, 2004, the RRC fee was reduced to 2%. On July 1, 2005, the RRC fee was reduced to 1%. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient, the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $2.5 million and $2.9 million are included in accrued expenses as of December 31, 2005 and 2006, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $494,000 and $1.1 million as of December 31, 2005 and 2006, respectively. Bad debt expense amounted to $960,000, $551,000 and $2.0 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

The Company capitalizes software development and acquisition costs in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  SOP No. 98-1 requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2005 and 2006, the Company capitalized costs related to internal use software of $8.2 million and $7.9 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2004, 2005 and 2006 was $5.5 million, $3.7 million and $5.8 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets that are determined to have an indefinite useful life are not amortized, but instead tested for impairment annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

The Company performs its annual impairment analysis on October 1 of each year or more often if indicators of impairment arise. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. The Company performed its annual impairment test with regard to the carrying value of goodwill on October 1, 2005 and 2006 and determined that goodwill was not impaired at those dates. There were no impairment charges recognized during the years ended December 31, 2004, 2005 or 2006.

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

The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 to 4	Straight-line
Customer lists and relationships	3 to 7	Various
Trade name	3	Various

Amortization expense related to intangible assets is included in depreciation and amortization expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2004, 2005 or 2006.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Infrastructure and Other

The Company’s infrastructure services consist primarily of network management and connection services. The Company generates revenue from network management services under its long-term contracts with North American Portability Management LLC. The Company recognizes revenue on a per-transaction fee basis as the services are performed. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with North American Portability Management LLC. The Company recognizes its connection fee revenue as the service is performed. System enhancements are provided under

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee.

Significant Contracts

The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills an RRC fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. The amount of revenue derived under the Company’s contracts with North American Portability Management LLC was approximately $130.0 million, $188.8 million and $249.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

The per-transaction pricing under these contracts provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2005 and 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per-transaction pricing was restored to the prevailing contractual rate. In both 2005 and 2006, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume-based credits for both years. In September 2006, the Company amended its contracts with North American Portability Management LLC. Under these amended terms, there are no volume-based credits that will be applied in 2007 or later fiscal periods.

Contrasted to the application of volume-based credits in 2005 and 2006, billings in 2004 continued at the original contractual rate after the annual volume threshold was surpassed. Billings in excess of the discounted pricing were recorded as customer credits (liabilities) on the consolidated balance sheet with a corresponding reduction to revenue. In the following year when the credits were applied to invoices rendered, customer credits were reduced with a corresponding credit to accounts receivable. The annual pre-determined volume threshold was surpassed in the fourth quarter of 2004, resulting in the reduction of revenue and recognition of customer credits of $11.9 million in the aggregate for 2004. Further, as part of the amendments to these contracts in December 2003, the Company agreed to apply the then-current transaction fee retroactively to all 2003 transactions processed and granted credits totaling $16.0 million. These credits were applied to customer invoices over a 23-month period beginning in January 2004. Additionally, we obtained letters of credit totaling $16.0 million in January 2004 to secure a portion of these customer credits. As of December 31, 2005, none of these customer credits were outstanding.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenue and Deferred Costs

Cost of revenue includes all direct materials, direct labor, and those indirect costs related to generation of revenue such as indirect labor, materials and supplies and facilities cost. The Company’s primary cost of revenue is related to personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to maintaining the Company’s existing technology and services, as well as royalties paid related to the Company’s U.S. Common Short Code services. Cost of revenue also includes the Company’s information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs.

Deferred costs represent direct labor related to professional services incurred for the setup and implementation of contracts. These costs are recognized in cost of revenue on a straight-line basis over the contract term Deferred costs also include royalties paid related to the Company’s U.S. Common Short Code services, which are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs are classified as such on the consolidated balance sheets.

Research and Development

The Company expenses its research and development costs as incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense; consulting fees; and the costs of facilities, computer and support services used in service and technology development.

Advertising

The Company expenses advertising as incurred. Advertising expense was approximately $447,000, $809,000 and $1.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R), including the fair value recognition provisions, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, prior periods are not restated. Both prior and subsequent to the adoption of SFAS No. 123(R), the Company estimated the value of stock-based awards on the date of grant using the Black-Scholes option-pricing models. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

In accordance with FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company elected to adopt the alternative method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R), as provided in this FASB Staff Position. The

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the year ended December 31, 2006, the Company included $49.5 million of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

Prior to the adoption of SFAS No. 123(R), the Company recognized the full fair value of phantom stock units and restricted stock awards upon issuance within stockholders’ (deficit) equity. As of December 31, 2005, approximately $1.4 million of deferred compensation costs had been recognized in additional paid-in capital, offset by an equal amount recorded in deferred stock compensation. Pursuant to the adoption of SFAS No. 123(R) on January 1, 2006, the Company reversed previously recorded deferred stock compensation costs and recognized stock-based awards pertaining to phantom stock units and restricted stock awards in accordance with the related awards’ vesting provisions.

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

Segment Information

The Company currently operates in one business segment; namely providing critical technology services to the communications industry. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

Substantially all of the Company’s material identifiable assets are located in the United States. Revenue derived from customers outside the United States was $5.2 million, $7.0 million and $15.7 million for the years ended December 31, 2004, 2005 and 2006.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

There were no material differences between net income and comprehensive net income for the years ended December 31, 2004, 2005 and 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. This interpretation clarifies the accounting for income taxes by prescribing that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax provisions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition, and explicitly excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial condition.

3.	ACQUISITIONS

fiducianet, Inc.

In February 2005, the Company acquired fiducianet, Inc. (Fiducianet) for $2.2 million in cash and the issuance of 35,745 shares of the Company’s common stock for total purchase consideration of $2.6 million. The acquisition of Fiducianet enables the Company to serve as a single point of contact in managing all day-to-day customer obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws including the Communications Assistance for Law Enforcement Act, the USA Patriot Act of 2001 and the Homeland Security Act of 2002. The acquisition was accounted for as a purchase, and the results of Fiducianet have been included in the accompanying consolidated statements of operations since the date of the acquisition.

The Company allocated the purchase price principally to customer lists ($2.6 million) and goodwill ($1.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on a straight-line basis over five years. In accordance with SFAS No. 109, the Company recorded a deferred tax liability of approximately $1.0 million with a corresponding increase to goodwill. Goodwill is not deductible for tax purposes.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a purchase and accordingly, the results of Foretec have been included in the accompanying consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net liabilities assumed of approximately $53,000 and goodwill ($929,000) based on their estimated fair values on the acquisition date. Goodwill is not deductible for tax purposes.

NeuLevel, Inc.

In March 2006, the Company acquired 10% of NeuLevel, Inc. (NeuLevel), from Melbourne IT Limited for cash consideration of $4.3 million, raising the Company’s ownership interest from 90% to 100%. The acquisition of the remaining 10% of NeuLevel was accounted for as a purchase business combination in accordance with SFAS No. 141. The Company allocated the purchase price principally to customer relationships ($4.1 million) based on their estimated fair values on the acquisition date. Customer relationships are included in intangible assets and are being amortized on an accelerated basis over five years. In accordance with SFAS No. 109, the Company recorded a deferred tax liability of approximately $1.6 million with a corresponding increase to goodwill. Goodwill is not deductible for tax purposes.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the purchase method of accounting, the total purchase price as shown in the table below was allocated to UltraDNS’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2006. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary purchase price was allocated as follows (in thousands):

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

Of the total purchase price, a preliminary estimate of $9.5 million has been allocated to net tangible assets acquired and $20.0 million has been allocated to definite-lived intangible assets acquired. The Company utilized a third party valuation specialist to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. The Company is amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.

As a result of the UltraDNS acquisition, the Company recorded net deferred tax assets of $8.5 million in purchase accounting. This balance is comprised primarily of $16.5 million of deferred tax assets related to federal and state net operating losses, capitalized research and development, and certain amortization and depreciation expenses. These deferred tax assets were offset by $8.0 million in deferred tax liabilities resulting from the related intangibles identified from the acquisition. Of the total purchase price, approximately $33.1 million has been allocated to goodwill. Goodwill is not deductible for tax purposes.

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

Followap Inc.

On November 27, 2006, the Company acquired Followap Inc. (Followap) for $139.0 million in cash and acquisition costs of $1.8 million along with the assumption and payment of certain Followap debt and other liabilities of $5.6 million. Followap is a leading provider of next-generation communications solutions for network

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operators, delivering interoperability between operators and Internet portals in five different functional areas, which are instant messaging, presence, multimedia gateways, inter-carrier messaging hubs, and services for handset clients. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Followap have been included in the accompanying consolidated statements of operations since the date of acquisition.

Of the total cash consideration, approximately $14.1 million was distributed to an escrow account, of which $13.8 million will be used for indemnification claims as set forth in the acquisition agreement. The other $0.3 million will be used for the reimbursement of certain costs and expenses of the representative for the former stockholders of Followap. All funds remaining in the account will be distributed to former Followap stockholders in accordance with the agreement and plan of merger on the first anniversary of the acquisition.

Under the purchase method of accounting, the total purchase price is allocated to Followap’s net tangible liabilities assumed and intangible assets acquired based on their estimated fair values as of November 27, 2006, the effective date of the acquisition. The excess purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$2,218
Accounts receivable	1,161
Prepaid expenses and other current assets	283
Property and equipment	1,094
Other assets	870
Accounts payable	(707)
Accrued expenses	(3,223)
Deferred revenue	(212)
Other liabilities	(1,019)
Deferred tax liabilities, net	(4,366)

Net tangible liabilities assumed	(3,901)
Definite-lived intangible assets acquired	30,600
Goodwill	119,665

Total purchase price	$146,364

Of the total estimated purchase price, a preliminary estimate of $3.9 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. The Company utilized a third party valuation specialist in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. The Company is amortizing the value of the Followap customer relationships using an accelerated basis over five years and the value of the acquired technology on a straight-line basis over 3 years.

As a result of the Followap acquisition, the Company recorded net deferred tax liabilities of $4.4 million in purchase accounting. This balance is comprised of $7.8 million of deferred tax assets primarily related to federal and state net operating losses. These deferred tax assets were offset by $12.2 million in deferred tax liabilities resulting from the related intangibles identified from the acquisition. Of the total purchase price, approximately $119.7 million has been allocated to goodwill. Goodwill is not deductible for tax purposes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Financial Information for acquisitions of UltraDNS and Followap

The unaudited financial information in the table below summarizes the combined results of operations of the Company, UltraDNS and Followap on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest income and related tax effects.

	Year Ended December 31,
	2005	2006
	(In thousands, except
	per share data)
	(Unaudited)

Total revenue	$267,387	$344,236
Net income	$43,703	$57,201
Net income attributable to common stockholders per common share:
Basic	$1.14	$0.79
Diluted	$0.57	$0.73

4.	SECURITIZED NOTES RECEIVABLE

The Company has notes receivables for functionality upgrades on behalf of its customers under its Statement of Work (SOW) contracts with North American Portability Management LLC. At the option of these customers, payment of these securitized notes receivable is made over 36 months from completion of the contract. The obligations, which are unsecured, accrue interest monthly on the unpaid balance. The interest charges range from 7.3% to 9.6% per annum. Payments are received from each customer for its pro-rata share of the obligation under the SOW contracts.

5.	DEFERRED FINANCING COSTS

During 2004, 2005 and 2006, the Company did not pay any loan origination fees. Total amortization expense was approximately $150,000, $57,000 and $7,000 for the years ended December 31, 2004, 2005 and 2006, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2005 and 2006, the balance of unamortized deferred financing fees was $7,000 and $0, respectively, and is included within other noncurrent assets.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006

Computer hardware	$32,608	$36,178
Equipment	969	1,572
Furniture and fixtures	2,537	1,379
Leasehold improvements	14,781	15,240
Construction in-progress	1,927	1,252
Capitalized software	33,091	39,319

	85,913	94,940
Accumulated depreciation and amortization	(46,286)	(52,262)

Property and equipment, net	$39,627	$42,678

The Company entered into capital lease obligations of $3.5 million and $5.2 million for the years ended December 31, 2005 and 2006, respectively, primarily for computer hardware.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2004, 2005 and 2006 was $16.0 million, $14.8 million and $17.8 million, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	December 31,
	2005	2006

Goodwill	$51,495	$205,855

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,		Period
	2005	2006	(in years)

Intangible assets:
Customer lists and relationships	$3,566	$43,467	5.6
Accumulated amortization	(1,441)	(5,817)

Customer lists and relationships, net	2,125	37,650

Acquired technology	2,208	16,808	3.1
Accumulated amortization	(1,678)	(3,416)

Acquired technology, net	530	13,392

Trade name	—	200	3.0
Accumulated amortization	—	(46)

Trade name, net	—	154

Intangible assets, net	$2,655	$51,196

Amortization expense related to intangible assets for the years ended December 31, 2004, 2005 and 2006 of approximately $1.3 million, $1.2 million and $6.2 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is expected to be approximately $14.7 million, $13.0 million, $10.9 million, $6.5 million and $5.0 million, respectively.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2005	2006

Accrued compensation	$23,254	$29,720
RRC reserve	2,501	2,908
Other	12,569	16,832

	$38,324	$49,460

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2005	2006

Promissory note payable to vendor; principal and interest payable quarterly at 1.73% per annum with a maturity date of April 1, 2006; secured by the equipment financed	$155	$—
Promissory note payable to vendor; principal and interest payable quarterly at 2.88% per annum with a maturity date of April 1, 2006; secured by the equipment financed	10	—
Promissory note payable to vendor; principal and interest payable quarterly at 3.87% per annum with a maturity date of April 1, 2006; secured by the equipment financed	30	—
Promissory note payable to vendor; principal and interest payable quarterly at 2.08% per annum with a maturity date of April 1, 2007; secured by the equipment financed	810	164
Promissory note payable to vendor; principal and interest payable quarterly at 0.0% per annum with a maturity date of March 1, 2008; secured by the equipment financed	1,246	693
Promissory note payable to vendor; principal and interest payable quarterly at 6.31% per annum with a maturity date of April 1, 2008; secured by the equipment financed	—	85

	2,251	942
Less: current portion	(1,232)	(768)

Notes payable, long-term	$1,019	$174

As of December 31, 2006, remaining principal payments under promissory notes payable are as follows (in thousands):

2007	$768
2008	174

Total	$942

Revolving Credit Facility

In August 2002, the Company entered into a Revolving Credit Facility (Revolving Credit Facility), which provides the Company with up to $15 million in available credit. Borrowings under the Revolving Credit Facility may be either Base Rate loans or Eurodollar rate loans. Base Rate loans bear interest at a fluctuating rate per annum equal to the higher of the federal funds rate plus 0.5% or the lender’s prime rate. Eurodollar rate loans bear interest at the Eurodollar rate plus the applicable margin. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2005 and December 31, 2006; however, total available borrowings were reduced by outstanding letters of credit of $10.7 million and $9.6 million at December 31, 2005 and December 31, 2006, respectively (see Note 10), which reduce the amount the Company may borrow under the Revolving Credit Facility. Accordingly, as of December 31, 2005 and 2006, the available capacity under the Revolving Credit Facility was $4.3 million and $5.4 million, respectively.

The Company’s obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets. Under the terms of the Revolving Credit Facility, the Company must comply with certain

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial covenants such as maintaining minimum levels of consolidated net worth, quarterly consolidated EBITDA, and liquid assets and not exceeding certain levels of capital expenditures and leverage ratios. Additionally, there are negative covenants that limit the Company’s ability to declare or pay dividends, acquire additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of the business without permission of the lender. During 2004, 2005 and 2006, the Company was not in compliance with certain covenants and obtained waivers for such defaults. On February 6, 2007, the Company terminated the Revolving Credit Facility (See Note 19).

Receivables Facilities

In October 2003, the Company established a Receivables Facility with a bank (2003 Receivables Facility), pursuant to which it borrowed $10.1 million, secured by, and payable from the proceeds of, its securitized notes receivable (see Note 4). An independent third party administered the collection of the securitized notes receivable. As the securitized notes receivable were collected, the third party paid the bank directly for all secured amounts on a monthly basis, thereby reducing the amounts outstanding under the facility. Minimum payments of $1 million had been due every six months since January 2004, and all amounts outstanding were due February 1, 2007. The Company guaranteed a portion of the 2003 Receivables Facility (less than 10% of the outstanding principal balance) but was otherwise not liable for the collection of amounts owed under the secured securitized notes receivable. The 2003 Receivables Facility bore interest at the reserve adjusted one month LIBOR rate plus 2%. As of December 31, 2006, the rate was 7.33%. As of January 1, 2006, all outstanding obligations under the 2003 Receivables Facility had been performed, and the 2003 Receivables Facility expired in accordance with its terms.

10.	COMMITMENTS AND CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations (in thousands):

2007	$4,752
2008	2,312
2009	1,854
2010	445

Total minimum lease payments	9,363
Less: amounts representing interest	(1,245)

Present value of minimum lease payments	8,118
Less: current portion	(4,367)

Capital lease obligation, long-term	$3,751

The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2005	2006

Equipment and hardware	$18,392	$18,166
Furniture and fixtures	1,918	334

	20,310	18,500
Less: accumulated amortization	(10,838)	(10,376)

	$9,472	$8,124

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2010 and generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2006, are as follows (in thousands):

Operating

2007	$6,366
2008	6,247
2009	6,059
2010	3,827
2011	823

$23,322

Rent expense was $3.0 million, $3.6 million and $4.7 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.

11.	RESTRUCTURING CHARGES

Workforce Reduction

The restructuring program during 2005 resulted in workforce reductions of approximately 20 employees which were located in the Company’s Oakland, California office. The Company recorded workforce reduction charges of $317,000 during the year ended December 31, 2005, primarily for severance and fringe benefits.

Closure of Excess Facilities

During 2004, the Company recorded a change in estimate of approximately $220,000 to reduce a previously established restructuring liability in connection with the cancellation of a lease for property abandoned in 2002. This change in estimate was as a result of changes in the Company’s assumptions regarding the time period over which this property would remain vacant. During 2005, the Company recorded a change in estimate of approximately $706,000 to reduce the restructuring liability due to a change in the Company’s assumptions regarding the sub-lease rate for this property.

At December 31, 2005 and 2006, the accrued liability associated with the restructuring and other related charges was $3.1 million and $2.6 million, respectively. Amounts related to the lease termination due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011. The Company paid approximately $900,000, $1.9 million and $534,000, in the years ended December 31, 2004, 2005 and 2006, respectively, related to restructuring charges.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current:
Federal	$5,609	$32,381	$50,054
State	1,976	5,905	9,129

Total current	7,585	38,286	59,183
Deferred:
Federal	(5,429)	(876)	(6,585)
State	(990)	(159)	(1,245)

Total deferred	(6,419)	(1,035)	(7,830)

Total provision for income taxes	$1,166	$37,251	$51,353

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year ended December 31,
	2004	2005	2006

Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	5.1	4.1	4.0
AMT Credit/Tax	(1.0)	1.6	0.0
Other	0.1	(0.5)	2.0
Change in valuation allowance	(36.7)	0.0	0.0

Effective tax rate	2.5%	40.2%	41.0%

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

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $0, $17.0 million and $49.5 million for the years ended December 31, 2004, 2005 and 2006.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2005	2006

Deferred tax assets:
Domestic NOL carryforwards	$111	$21,105
Foreign NOL carryforwards	—	1,011
Restructuring accrual	1,209	1,002
Deferred revenue	6,328	7,887
Accrued compensation	7,535	1,330
Start-up costs	689	—
Stock-based compensation expense	1,119	3,589
Other reserves	1,281	90
Other	777	1,840

Total deferred tax assets	19,049	37,854
Valuation allowance for foreign NOL carryforwards	—	(1,011)

Total deferred tax assets, net	—	36,843

Deferred tax liabilities:
Unbilled receivables	(3,162)	(315)
Depreciation and amortization	(2,575)	(1,634)
Identifiable intangibles	(816)	(20,000)
Deferred expenses	(1,462)	(2,693)
Other	(15)	(60)

Total deferred tax liabilities	(8,030)	(24,702)

Net deferred tax assets	$11,019	$12,141

As of December 31, 2006, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $54.8 million. As of December 31, 2006, the Company had foreign net operating loss carryforwards of approximately $4.4 million. The Company’s U.S. net operating loss carryforwards expire, if unused, in various years from 2021 to 2026. The Company’s foreign net operating loss carryforwards can be carried forward indefinitely under current local tax laws.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock

The holders of the Series B were entitled to receive preferential cumulative dividends in cash at the rate per share of 6% of stated value ($0.651) or $0.04 per annum, compounded quarterly. Dividends were declared and paid on the Series B. Each share of Series B was convertible into seven shares of common stock, subject to anti-dilution adjustments, and was entitled to that number of votes. Conversion into common stock was automatic in the event of an underwritten public offering (or a combination of offerings) of common stock with gross proceeds to the Company of not less than $50 million (Qualified IPO). In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series B would have received, on par with the holders of the Series C, a liquidation preference of $0.651 per share plus any accrued and unpaid dividends per share. Dividends on the Series B were approximately $4,800 and $2,000 for the years ended December 31, 2004, and 2005, respectively. Accrued and unpaid dividends on Series B were $1,000 at December 31, 2004. All accrued and unpaid dividends were fully paid in cash on June 28, 2005 in connection with the Company’s initial public offering.

The Series B had a deemed liquidation provision included among the rights given to its holders whereby, upon the sale of the Company or substantially all the Company’s assets, the holders of the Series B were entitled to elect to receive a cash payment equal to the liquidation preference or the amount of consideration that would have been payable had the Series B converted to common stock.

Series C Preferred Stock

The holders of the Series C were entitled to receive cumulative dividends in cash at the rate per share of 6% of stated value ($2.956) or $0.18 per annum, compounded quarterly. Dividends were declared and paid on the Series C in preference in respect to other series of stock determined as subordinate. The Series C were convertible to common shares on a 1.4-for-1 basis, subject to anti-dilution adjustments. Upon a Qualified IPO, the Series C would have automatically converted to common stock at the applicable conversion price. Each share of Series C was entitled to the same number of votes as the shares of common stock into which it was convertible. The Company also had the right to redeem, in whole or in part, the Series C outstanding at the Series C redemption price of $2.956 per share, plus an amount equal to any and all dividends accrued and unpaid, with consent of the holders of a majority of the Series C. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C would have received, on par with the holders of the Series B, a liquidation preference of $2.956 per share plus any accrued and unpaid dividends per share. Dividends on the Series C were approximately $5.8 million and $2.5 million for the years ended December 31, 2004 and 2005, respectively. Accrued and unpaid dividends on the Series C were approximately $1.3 million at December 31, 2004. All accrued and unpaid dividends were fully paid in cash on June 28, 2005 in connection with the Company’s initial public offering.

The Series C had a deemed liquidation provision included among the rights given to its holders whereby, upon the sale of the Company or substantially all the Company’s assets, the holders of the Series C were entitled to elect to receive a cash payment equal to the liquidation preference or the amount of consideration that would have been payable had the Series C converted to common stock.

Series D Preferred Stock

Holders of the Series D were entitled to receive cumulative dividends in cash at the rate per share of 6% of stated value ($5.935) or $0.36 per annum, compounded quarterly. Dividends were declared and paid on the Series D. Upon a Qualified IPO, the Series D would have automatically converted to common stock at the conversion price applicable at that time. Each share of Series D was entitled to that number of votes as the shares of common stock into which it was convertible.

During the period commencing on August 5, 2006 and ending September 5, 2006, the holders of a majority of the then-outstanding shares of Series D could have required the Company to engage an independent investment banker to seek a third-party purchaser for then-outstanding Series D at not less than the applicable liquidation

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount or some or all of the Company’s assets or to sell additional securities to fund the redemption of the Series D, such that the holders of such shares would have received the applicable liquidation amount. If the shares of Series D had not been purchased or redeemed by the Company prior to June 5, 2007, the Company would have been required to redeem such shares on that date. If a majority of the holders of Series D did not elect to have their shares redeemed, a certain holder of Series D had a one-month period ending in October 2006 to have required the Company to redeem their shares on June 5, 2009. If the board of directors had determined that funds would not be reasonably available to satisfy the redemption obligation, the Company would not have been required to do so, provided that it increased the dividend rate on shares held by a certain holder of Series D by 0.5% per annum, up to a maximum dividend rate of 15% per annum. Series D was redeemable in amounts equal to the original investment plus accrued and unpaid dividends. The redemption amount of the Series D, $54.0 million plus accrued and unpaid dividends, was accreted to its redemption rate.

In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Series D were entitled to a liquidation preference over holders of all other series of preferred and common stock. The holders of the Series B and C were pari passu and had preference over the common stockholders. Dividends on and accretion of the Series D were approximately $3.7 million and $1.6 million for the years ended December 31, 2004 and 2005, respectively. Accrued and unpaid dividends on the Series D were $817,000, $0 and $0 at December 31, 2004, 2005 and 2006, respectively. All accrued and unpaid dividends were fully paid in cash on June 28, 2005 in connection with the Company’s initial public offering.

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.001 par value per share and 100,000,000 shares of Class B common stock, $0.001 par value per share. Each holder of Class A and Class B common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of Class A and Class B common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as the Company’s board of directors may from time to time determine.

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

On December 6, 2005, the Company completed an additional offering (December 2005 offering) of 20,000,000 shares of Class A common stock. All the shares of Class A common stock sold in the December 2005 offering were sold by selling stockholders and, as such, the Company did not receive any proceeds from that offering. In connection with this transaction, the Company incurred offering costs of approximately $900,000.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In prior years, the Company issued warrants to purchase 6,361,383 shares of common stock at $0.0667 per share in connection with certain debt financings. On December 12, 2005, the Company issued 6,361,383 shares of Class A common stock upon the exercise these warrants in exchange for cash proceeds of approximately $424,000.

Stock-Based Compensation

The Company has two stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). Under the 1999 Plan, the Company had the ability to grant to its directors, employees and consultants stock or stock-based awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, shares of restricted common stock, phantom stock units and other stock-based awards. In May 2005, the Company’s board of directors adopted the 2005 Plan, which was approved by the Company’s stockholders in June 2005. In connection with the adoption of the 2005 Plan, the Company’s board of directors amended the 1999 Plan to provide that no further awards would be granted under the 1999 Plan as of the date stockholder approval for the 2005 Plan was obtained. All shares available for grant as of that date, plus any other shares under the 1999 Plan that again become available due to forfeiture, expiration, settlement in cash or other termination of awards without issuance, will be available for grant under the 2005 Plan. Under the 2005 Plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of December 31, 2006, 4,682,399 shares were available for grant or award under the 2005 Plan.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $11.9 million. As of December 31, 2006, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested phantom stock units granted prior to that date is estimated at $30.5 million, which the Company expects to recognize over a weighted average period of approximately 2.1 years. Total unrecognized compensation expense as of December 31, 2006 is estimated based on outstanding non-vested stock options, restricted stock and phantom stock units, and may be increased or decreased in future periods for subsequent grants or forfeitures.

The following table illustrates the effect on net income attributable to common stockholders and net income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the years ended December 31, 2004 and 2005. The pro forma disclosure for the years ended December 31, 2004 and 2005 utilized the Black-Scholes option-

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing model to estimate the value of the respective options with such value amortized to compensation expense over the options’ vesting periods.

	Year Ended December 31,
	2004	2005
	(In thousands, except per share data)

Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$35,639	$51,085
Add: stock-based compensation expense included in reported net income attributable to common stockholders	2,065	1,607
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(6,707)	(6,282)

Pro forma basic net income attributable to common stockholders	$30,997	$46,410

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$35,639	$51,085
Dividends on and accretion of convertible preferred stock	9,737	4,313

Diluted net income attributable to common stockholders	45,376	55,398
Add: stock-based compensation expense included in reported net income attributable to common stockholders	2,065	1,607
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(6,707)	(6,282)

Pro forma diluted net income attributable to common stockholders	$40,734	$50,723

Net income attributable to common stockholders per common share:
Basic — as reported	$6.33	$1.48

Basic — pro forma	$5.50	$1.35

Diluted — as reported	$0.57	$0.72

Diluted — pro forma	$0.51	$0.66

The above pro forma disclosures are provided for 2004 and 2005 because, in contrast to the presentation for the year ended December 31, 2006, stock-based compensation expense was not recognized using the fair-value method under SFAS No. 123(R) during the periods presented. Pro forma disclosure has not been presented for the year ended December 31, 2006 because stock-based compensation expense has been recognized by the Company in accordance with the fair-value method set forth in SFAS No. 123(R) for such period.

The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the years ended December 31, 2004 and 2005, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the years ended December 31, 2004 and 2005 was $3.92 and $11.19, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 were approximately $10.4 million and $7.6 million less, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per common share for the year ended December 31, 2006 were each approximately $0.10 less than if the Company had not adopted SFAS No. 123(R). Upon the adoption of SFAS No. 123(R), the Company continued to utilize the Black-Scholes option pricing model for estimating the fair value of stock options granted during the year ended December 31, 2006. The weighted-average fair value of options at the date of grant for options granted during the year ended December 31, 2006 was $12.24. The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2006, and a discussion of the Company’s assumptions.

Dividend yield	0.00%
Expected volatility	38.56%
Risk-free interest rate	4.68%
Expected life of options (in years)	4.56

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2003	12,716,593	$2.37
Options granted	2,983,173	6.69
Options exercised	(611,118)	0.15
Options forfeited	(713,006)	3.91

Outstanding at December 31, 2004	14,375,642	3.29
Options granted	1,149,844	20.33
Options exercised	(2,588,631)	3.07
Options forfeited	(315,302)	6.10

Outstanding at December 31, 2005	12,621,553	4.81
Options granted	1,547,200	31.10
Options exercised	(5,919,098)	3.33
Options forfeited	(332,927)	10.26

Outstanding at December 31, 2006	7,916,728	10.83

Exercisable at December 31, 2006	4,382,608	3.86

Exercisable at December 31, 2005	8,692,844	2.41

Exercisable at December 31, 2004	8,561,121	1.46

The following table summarizes information regarding options outstanding at December 31, 2006:

			Weighted-
	Options Outstanding		Average	Options Exercisable
	Number	Weighted-	Remaining	Number	Weighted-
	of	Average	Contractual	of	Average
	Options	Exercise	Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(In Years)	Exercisable	Price

$ 0.00 - $ 3.20	2,313,264	$0.28	3.52	2,313,264	$0.28
$ 3.21 - $ 6.24	888,018	4.44	6.07	729,109	4.41
$ 6.25 - $ 6.41	858,898	6.25	7.48	328,233	6.25
$ 6.42 - $ 8.38	1,213,799	6.43	6.97	637,050	6.43
$ 8.39 - $10.86	452,132	9.25	7.97	164,932	9.94
$10.87 - $22.00	462,717	22.00	8.49	129,002	22.00
$22.01 - $30.20	1,146,200	30.04	6.32	44,560	28.60
$30.21 - $34.84	581,700	32.94	6.99	36,458	31.95

	7,916,728	10.83	5.97	4,382,608	3.86

The aggregate intrinsic value of options exercised for the years ended December 31, 2004, 2005 and 2006 was $3.5 million, $59.0 million and $161.4 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2006 was $171.6 million. The aggregate

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2006 was $125.2 million.

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

In March 2005, the Company accelerated the vesting of certain options issued to nonemployees. This acceleration enabled the optionholders to vest immediately in approximately 102,000 options, which otherwise would have vested over the options’ original vesting period, generally 48 months. In connection with this acceleration, the Company recorded approximately $1.6 million as compensation expense based on the fair value of the options on the date of acceleration. The fair value of these awards was remeasured on the acceleration date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of the award equal to the remaining contractual life; volatility 63.11%; risk-free interest rate, 3.72%; and dividend yield of 0.00% during the option term. As of March 31, 2005, all options granted to nonemployees had vested. Prior to this acceleration, the Company recognized compensation expense of approximately $249,000 and $644,000 for the years ended December 31, 2003 and 2004.

Phantom Stock Units

In July 2004, the board of directors granted 350,000 phantom stock units to one of the Company’s executive officers. Under the terms of the phantom stock agreement, these phantom stock units will vest in full on December 18, 2008. Upon vesting, this executive officer will be entitled to receive one share of the Company’s Class A common stock for each phantom stock unit. The vesting of these phantom stock units may accelerate if the Company experiences a change of control and certain other conditions are met. The aggregate intrinsic value for these phantom stock units as of December 31, 2006 was $11.4 million. If the executive officer’s employment with us is terminated because of death or disability at any time, or if the executive officer’s employment is terminated by us without cause or by the executive officer for good reason after December 18, 2005, the phantom stock unit will vest on a pro-rata basis, based on the date that the executive officer’s employment is terminated.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2004	—	$—
Restricted stock granted	5,000	31.95
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Outstanding at December 31, 2005	5,000	31.95
Restricted stock granted	102,490	31.37
Restricted stock vested	(2,367)	31.43
Restricted stock forfeited	(1,900)	30.57

Outstanding at December 31, 2006	103,223	31.41

The aggregate intrinsic value of options exercised for the year ended December 31, 2006 was approximately $70,000. The aggregate intrinsic value for all restricted stock outstanding under the Company’s stock plans as of December 31, 2006 was $3.3 million.

Restricted Stock Units

In July 2006, the Compensation Committee of the board of directors issued 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose terms did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was July 27, 2006. These restricted stock units will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service. Upon the resignation of one of the Company’s directors on July 26, 2006, 3,259 restricted stock units were forfeited. The aggregate intrinsic value for these restricted stock units as of December 31, 2006 was approximately $776,000.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,
	2004	2005	2006

Basic net income attributable to common stockholders per common share:
Net income	$45,376	$55,398	$73,899
Dividends on and accretion of convertible preferred stock	(9,737)	(4,313)	—

Basic net income attributable to common stockholders	$35,639	$51,085	$73,899

Basic net income attributable to common stockholders per common share	$6.33	$1.48	$1.02

Diluted net income attributable to common stockholders per common share:
Basic net income attributable to common stockholders	$35,639	$51,085	$73,899
Dividends on and accretion of convertible preferred stock	9,737	4,313	—

Diluted net income attributable to common stockholders	$45,376	$55,398	$73,899

Diluted net income attributable to common stockholders per common share	$0.57	$0.72	$0.94

Weighted average common shares outstanding — basic	5,632	34,437	72,364
Dilutive effect of:
Stock options for the purchase of common stock	7,515	10,163	5,903
Conversion of preferred stock and accrued dividends payable into common stock	60,801	26,453	—
Warrants for the purchase of common stock	6,289	5,993	—

Weighted average common shares outstanding — diluted	80,237	77,046	78,267

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The plan documents provide for the Company to make matching and other discretionary contributions, as determined by the board of directors. The Company recognized contribution expense totaling $1.5 million, $2.0 million and $2.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

17.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004, 2005 and 2006, the Company received professional services from a company owned by a family member of the Chairman and CEO of the Company. The services were related to tenant improvements in the Company’s leased office spaces. The amounts paid to the related party during the years ended December 31, 2004, 2005 and 2006 were approximately $117,000, $99,000 and $292,000, respectively. As of December 31, 2005 and 2006, the Company owed $0 and $58,000 for outstanding payables to this party.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has an agreement with Melbourne IT Limited (MIT), a former holder of a 10% interest in NeuLevel, whereby MIT serves as a registrar for domain names within the .biz top-level domain. During the years ended December 31, 2004, 2005 and 2006, the Company recorded approximately $512,000, $684,000 and $837,000, respectively, in revenue from MIT related to domain name registration services and other nonrecurring revenue from IP claim notification services and pre-registration services.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,		Dec. 31,
	2005	2005	2005		2005
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$57,792	$62,296	$58,960	(1)	$63,421	(1)
Income from operations	24,475	23,016	21,692		23,285
Net income	14,631	13,883	13,057		13,827
Net income attributable to common stockholders	12,488	11,713	13,057		13,827
Net income attributable to common stockholders per common share — basic	$2.08	$1.45	$0.22		$0.22
Net income attributable to common stockholders per common share — diluted	$0.19	$0.18	$0.17		$0.18

	Quarter Ended
	Mar. 31,	Jun. 30,		Sep. 30,		Dec. 31,
	2006	2006		2006		2006
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$76,163	$82,263	(1)	$82,509	(1)	$92,022
Income from operations	30,275	32,728		27,930		31,690
Net income	18,285	19,952		17,104		18,558
Net income attributable to common stockholders
Net income attributable to common stockholders per common share — basic	$0.26	$0.28		$0.23		$0.25
Net income attributable to common stockholders per common share — diluted	$0.24	$0.26		$0.22		$0.24

(1)	Revenue for the quarters ended September 30, 2005, December 31, 2005, June 30, 2006 and September 30, 2006 reflects contractual pricing discounts based on pre-established annual aggregate transaction volume targets under the Company’s contracts with North American Portability Management LLC, which had an impact of $5.0 million, $2.5 million, $2.1 million and $5.4 million, respectively.

19.	SUBSEQUENT EVENTS

On January 8, 2007, the Company acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expands the Company’s enterprise domain name systems (DNS) services. The acquisition was accounted for as a purchase. The Company is currently in the process of completing its preliminary purchase price allocation.

On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million. Borrowings under this revolving credit facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. This new credit agreement expires on February 6, 2012. Borrowings under the revolving credit facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions as permitted by the terms of this credit agreement.

The new credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The new credit agreement requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the new credit agreement. Lenders holding more than 50% of the loans and commitments under the new credit agreement may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default.

Until February 6, 2007, the Company had a revolving credit facility, which provided it with up to $15 million in available credit. The commitments under this credit agreement were terminated simultaneous with the closing of the new credit agreement on February 6, 2007 (See Note 10).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding management’s assessment of internal control over financial reporting, and its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or indications of potential fraud and, where appropriate, sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls, and to modify them as necessary. Our intent is to maintain the disclosure controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to NeuStar and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management’s evaluation with the Audit Committee of our Board of Directors.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; and (iii) provide reasonable assurance regarding authorization to effect the acquisition, use or disposition of company assets, as well as the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report, which is included at the end of this section.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Other inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
NeuStar, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NeuStar, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NeuStar, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders, or our 2007 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2007 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2007 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference to our 2007 Proxy Statement, under the headings “Governance of the Company.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2007 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2007 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2005 and 2006 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2007 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)

(2)

Schedule for the three years ended December 31, 2004, 2005 and 2006:
II — Valuation and Qualifying Accounts	91

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2004	2005	2006
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$84	$468	$494
Additions	960	551	2,041
Reductions(1)	(576)	(525)	(1,432)

Ending Balance	$468	$494	$1,103

Deferred Tax Asset Valuation Allowance
Beginning Balance	$20,209	$—	$—
Additions	—	—	1,011
Reductions	(20,209)	—	—

Ending Balance	$—	$—	$1,011

(1)	Includes the reinstatement and subsequent collections of accounts receivable that were previously written-off.

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number		Description of Exhibit

(2.1)		Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.

(2.2)		Agreement and Plan of Merger, dated as of November 27, 2006, by and among NeuStar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27, 2006.

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2		Amended and Restated Bylaws.

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a)Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; and (f) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed November 14, 2006.

10	.1.1	Amendments to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed March 29, 2006; (d) Exhibit 10.2.2 to our Annual Report on Form 10-K filed March 29, 2006; and (e) Exhibit 10.2.3. to our Quarterly Report on Form 10-Q, filed August 14, 2006.**

10	.2.1	Amendment, entered into as of December 20, 2006, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10	.2.2	Amendment, entered into as of December 20, 2006, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10	.2.3	Amendment, entered into as of February 1, 2007, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

(10.3)		National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective June 14, 2001, incorporated herein by reference to (a) Exhibit 10.3 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.3.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.3.2 to our Current Report on Form 8-K, filed September 15, 2005; (d) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed November 14, 2005; (e) Exhibit 10.3.4 to our Quarterly Report on Form 10-Q, filed August 14, 2006; and (f) Exhibit 10.3.5 to our Quarterly Report on Form 10-Q, filed November 14, 2006.

10	.3.1	Amendments to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

Exhibit Number		Description of Exhibit

(10.4)		North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 9, 2003, incorporated herein by reference to (a) Exhibit 10.4 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.4.1 to our Current Report on Form 8-K, filed September 15, 2005; (c) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 29, 2006; (d) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; and (e) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed November 14, 2006.

10	.4.1	Amendments to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

(10.5)		.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001, incorporated herein by reference to (a) Exhibit 10.5 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed November 14, 2005; (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed November 14, 2005; and (d) Exhibit 10.5.3 to our Quarterly Report on Form 10-Q, filed November 14, 2006.

10	.5.1	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

10.6		Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., dated as of December 18, 2006.

(10.7)		Common Short Code License Agreement made and entered into October 17, 2003, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635);** (b) Exhibit 10.7.1 to our Annual Report on Form 10-K, filed March 29, 2006; and (c) Exhibit 10.7.2 to our Quarterly Report on Form 10-Q, filed November 14, 2006.

(10.8)		NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)		NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.10)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of March 26, 2002, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.13)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.14)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.15)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of January 16, 2003, by and between NeuStar, Inc. and John Malone, as amended as of December 18, 2003 and as of June 22, 2004, incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.17)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.21 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.20)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and John Malone, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.21)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.22)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Michael Lach, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.23)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.24)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and John Malone, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.27 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.25)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.26)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.27)	Phantom Stock Unit Agreement under the 1999 Plan, made as of July 19, 2004, by and between NeuStar, Inc. and Michael R. Lach, incorporated herein by reference to Exhibit 10.30 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.28)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.29)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.30)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635).

(10.31)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007.

(10.32)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007

(10.33)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 10.40 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.34)	NeuStar, Inc. 2005 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 10.41 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

10.35	Executive Relocation Policy.†

(10.36)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.37)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.44 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.38)	Form of Restricted Stock Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.39)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.46 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.40)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.41)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.42)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.43)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 99.1 to our Current Report on form 8-K, filed April 14, 2006.†

(10.44)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006. †

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, filed with the Securities and Exchange Commission as Exhibit 10.1 and Exhibit 10.1.1 to this annual report on Form 10-K, incorporated herein by reference to Exhibit 99.1 to our Annual Report on Form 10-K, filed March 29, 2006.

(99.2)	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, filed with the Securities and Exchange Commission Exhibit 10.1 and Exhibit 10.1.1 to this annual report on Form 10-K, incorporated herein by reference to Exhibit 99.2 to our Annual Report on Form 10-K, filed March 29, 2006.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature	Title

/s/ Jeffrey E. Ganek Jeffrey E. Ganek	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey A. Babka Jeffrey A. Babka	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cullen James G. Cullen	Director

/s/ Andre Dahan Andre Dahan	Director

/s/ Joel P. Friedman Joel P. Friedman	Director

/s/ Ross K. Ireland Ross K. Ireland	Director

/s/ Dr. Kenneth A. Pickar Dr. Kenneth A. Pickar	Director

/s/ Michael J. Rowny Michael J. Rowny	Director

/s/ Hellene S. Runtagh Hellene S. Runtagh	Director