Form 10-Q
period 2007-03-31
NEUSTAR INC
filed 2007-05-10
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-32548
NeuStar, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2141938 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 75,833,526 shares of Class A common stock, $0.001 par value, and 10,166 shares of Class B common stock, $0.001 par value, outstanding at May 1, 2007.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007 (unaudited)

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2007

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2007

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,242	$54,883
Restricted cash	—	100
Short-term investments	19,010	17,209
Accounts receivable, net of allowance for doubtful accounts of $1,103 and $1,423, respectively	53,108	62,212
Unbilled receivables	810	721
Notes receivable	1,994	2,034
Prepaid expenses and other current assets	6,945	7,656
Deferred costs	6,032	5,951
Income tax receivable	893	9,093
Deferred tax asset	7,641	8,930

Total current assets	135,675	168,789

Property and equipment, net	42,678	42,256
Goodwill	205,855	207,168
Intangible assets, net	51,196	47,885
Notes receivable, long-term	2,918	2,394
Deferred costs, long-term	4,411	4,792
Deferred tax asset, long-term	4,500	—
Other assets	1,026	1,912

Total assets	$448,259	$475,196

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2006	2007
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,619	$4,946
Accrued expenses	49,460	37,183
Deferred revenue	22,923	28,082
Notes payable	768	608
Capital lease obligations	4,367	3,597
Accrued restructuring reserve	368	377
Other liabilities	200	100

Total current liabilities	81,705	74,893

Deferred revenue, long-term	17,921	17,734
Notes payable, long-term	174	18
Capital lease obligations, long-term	3,751	3,156
Accrued restructuring reserve, long-term	2,206	2,105
Other liabilities	1,356	1,695
Deferred tax liability	—	638

Total liabilities	107,113	100,239

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2006 and March 31, 2007	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 74,351,200 and 75,712,966 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	74	76
Class B common stock, par value $0.001; 100,000,000 shares authorized; 18,330 and 10,166 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Additional paid-in capital	243,395	262,364
Treasury stock, 756 and 95,178 shares, respectively, at cost	(22)	(3,150)
Retained earnings	97,699	115,667

Total stockholders’ equity	341,146	374,957

Total liabilities and stockholders’ equity	$448,259	$475,196

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2007
Revenue:
Addressing	$23,414	$27,003
Interoperability	14,117	14,932
Infrastructure and other	38,632	55,513

Total revenue	76,163	97,448

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	20,875	23,078
Sales and marketing	9,143	18,636
Research and development	4,141	6,569
General and administrative	7,281	10,769
Depreciation and amortization	4,448	9,064

	45,888	68,116

Income from operations	30,275	29,332
Other (expense) income:
Interest expense	(347)	(350)
Interest income	669	649

Income before minority interest and income taxes	30,597	29,631
Minority interest	(95)	—

Income before income taxes	30,502	29,631
Provision for income taxes	12,217	11,663

Net income	$18,285	$17,968

Net income per common share:
Basic	$0.26	$0.24

Diluted	$0.24	$0.23

Weighted average common shares outstanding:
Basic	70,339	74,688

Diluted	77,657	79,031

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2007
Operating activities:
Net income	$18,285	$17,968
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,448	9,064
Stock-based compensation	2,399	3,563
Amortization of deferred financing costs	5	29
Excess tax benefits from stock-based compensation	(27,085)	(10,326)
Deferred income taxes	4,041	3,849
Provision for doubtful accounts	225	484
Minority interest	95	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,936)	(9,164)
Unbilled receivables	(1,308)	89
Notes and securitized notes receivable	640	484
Prepaid expenses and other current assets	2,188	(540)
Deferred costs	(120)	(300)
Income tax receivable	7,584	2,126
Other assets	136	(914)
Other liabilities	—	39
Accounts payable and accrued expenses	(14,524)	(10,994)
Accrued restructuring reserve	(185)	(92)
Deferred revenue	1,976	4,298

Net cash (used in) provided by operating activities	(15,136)	9,663

Investing activities:
Purchases of property and equipment	(3,193)	(4,623)
(Purchases) sales of investments, net	(21,525)	1,802
Businesses acquired, net of cash	(4,300)	(1,569)

Net cash used in investing activities	(29,018)	(4,390)

Financing activities:
Disbursement of restricted cash	(4)	(100)
Principal repayments on notes payable	(494)	(316)
Principal repayments on capital lease obligations	(1,512)	(1,495)
Proceeds from exercise of common stock options	7,552	5,081
Excess tax benefits from stock-based compensation	27,085	10,326
Repurchase of restricted stock awards	—	(3,128)

Net cash provided by financing activities	32,627	10,368

Net (decrease) increase in cash and cash equivalents	(11,527)	15,641
Cash and cash equivalents at beginning of period	27,529	39,242

Cash and cash equivalents at end of period	$16,002	$54,883

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The Company performs its annual impairment analysis on October 1 of each year or more often if indicators of impairment arise. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the carrying value of the corresponding impaired assets would be reduced. There were no impairment charges recognized during the three months ended March 31, 2006 and 2007.
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
     Amortization expense related to acquired technologies and customer lists and relationships is included in depreciation and amortization expense in the consolidated statements of operations.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined using customary valuation techniques, such as a discounted cash flow analysis. There were no impairment charges recognized during the three months ended March 31, 2006 and 2007.
Revenue Recognition
     The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. The Company provides the following services pursuant to various private commercial and government contracts.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Addressing
     The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed DNS services. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. In the event the Company estimates losses on its fixed fee contract, the Company recognizes these losses in the period in which a loss becomes apparent. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract based on costs incurred plus a pro rata amount of the fixed-fee.
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
     The Company generates revenue through internal and external managed DNS services. This revenue consists of customer set-up fees followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide its managed DNS services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided. The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Significant Contracts
     The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills a Revenue Recovery Collections (RRC) fee equal to a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges.
     The per-transaction pricing under these contracts prior to 2007 provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per-transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per-transaction pricing was restored to the prevailing contractual rate. The pre-determined annual transaction volume threshold under these contracts was exceeded in June 2006, which resulted in the issuance of $2.1 million and $5.4 million of volume-based credits for the three months ended June 30, 2006 and September 30, 2006, respectively.
     In September 2006, these contracts were amended such that the expiration dates were extended from May 2011 to June 2015, the per-transaction fee charged to the Company’s customers over the term of the contracts was reduced and volume-based credits were eliminated. Pricing for 2006, including volume-based credits, remained unchanged. For 2007, pricing is $0.91 per transaction regardless of transaction volume.
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
Cost of Revenue and Deferred Costs
     Cost of revenue includes all direct materials, direct labor, and those indirect costs related to generation of revenue such as indirect labor, materials and supplies and facilities cost. The Company’s primary cost of revenue is related to personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to maintaining the Company’s existing technology and services, as well as royalties paid related to the Company’s U.S. Common Short Code services. Cost of revenue also includes the costs incurred by the Company’s information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods are not restated under the modified-prospective transition method.
     In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company has elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the three months ended March 31, 2006 and 2007, the Company presented $27.1 million and $10.3 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.
Basic and Diluted Net Income per Common Share
     Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
     Income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.
Comprehensive Net Income
     There were no material differences between net income and comprehensive net income for the three months ended March 31, 2006 and 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements.
3. ACQUISITION
I-View.com, Inc. (d/b/a MetaInfo)
     On January 8, 2007, the Company acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expands the Company’s enterprise DNS services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations (SFAS No. 141) and the results of operations of MetaInfo have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.1 million has been allocated to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill consists of the following (in thousands):

	December 31,	March 31,
	2006	2007
		(unaudited)
Goodwill	$205,855	$207,168

     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	March 31,	Period
	2006	2007	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$43,467	$43,740	5.7
Accumulated amortization	(5,817)	(8,327)

Customer lists and relationships, net	37,650	35,413

Acquired technology	16,808	17,069	3.1
Accumulated amortization	(3,416)	(4,734)

Acquired technology, net	13,392	12,335

Trade name	200	200	3.0
Accumulated amortization	(46)	(63)

Trade name, net	154	137

Intangible assets, net	$51,196	$47,885

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $307,000 and $3.8 million for the three months ended March 31, 2006 and 2007, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, is expected to be approximately $14.8 million, $13.2 million, $11.0 million, $6.5 million, and $5.0 million, respectively.
5. NOTES PAYABLE
     On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of March 31, 2007, but available borrowings were reduced by letters of credit of $9.6 million outstanding on that date.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The 2007 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2007 Credit Facility requires the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the 2007 Credit Facility. Lenders holding more than 50% of the loans and commitments under the 2007 Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default.
     Until February 6, 2007, the Company had a revolving credit facility, which provided it with up to $15 million in available credit. The commitments under this credit agreement were terminated simultaneous with the closing of the 2007 Credit Facility on February 6, 2007.
6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs), and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares that would otherwise be available for issuance under the 1999 Plan. As of March 31, 2007, 3,942,033 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 and 2007 was $2.4 million and $3.6 million, respectively. As of March 31, 2007, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $40.3 million, which the Company expects to recognize over a weighted average period of approximately 2.5 years. Total unrecognized compensation expense as of March 31, 2007 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three months ended March 31, 2006 and 2007, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the three months ended March 31, 2006 and 2007 was $11.98 and $11.62, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2006 and 2007, and a discussion of the Company’s assumptions:

	Three Months Ended
	March 31,
	2006	2007
Dividend yield	0.00%	0.00%
Expected volatility	39.33%	33.37%
Risk-free interest rate	4.54%	4.46%
Expected life of options (in years)	4.59	4.61
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
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	7,916,728	$10.83
Options granted	644,330	32.59
Options exercised	(1,124,769)	4.52
Options canceled	(238,057)	13.82

Outstanding March 31, 2007	7,198,232	13.66

Exercisable at March 31, 2007	3,851,636	6.05

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $85.5 million and $29.6 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of March 31, 2007 was $113.4 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of March 31, 2007 was $87.0 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of March 31, 2007 was 5.86 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of March 31, 2007 was 5.01 years.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2006	103,223	$31.41
Granted	5,000	32.59
Vested	(12,247)	30.20
Forfeited	(2,525)	30.20

Non-vested March 31, 2007	93,451	31.67

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock plans at March 31, 2007 was $2.7 million. During the three months ended March 31, 2007, the Company repurchased 2,709 shares of common stock for an aggregate purchase price of approximately $139,000 pursuant to the participants’ rights under the Company’s stock incentive plan to elect to use common stock to satisfy their tax withholdings obligations.
Performance Vested Stock Units
     During the three months ended March 31, 2007, the Company granted approximately 322,290 PVRSUs to certain officers with an aggregate fair value of $10.4 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of specified performance period and the employees continued employment. The performance conditions affect the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123R, compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% of the target will be achieved. The fair value is measured by the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSU’s expected to vest.
     The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2006	—	$—
Granted	322,290	32.59
Vested	—	—
Forfeited	(800)	32.59

Non-vested March 31, 2007	321,490	32.59

     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at March 31, 2007 was $9.1 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
     In July 2006, the Compensation Committee of the board of directors issued 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose term did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was on July 27, 2006. These restricted stock units will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service. Upon the resignation of one of the Company’s directors on July 26, 2006, 3,259 restricted stock units were forfeited. The aggregate intrinsic value for these restricted stock units as of March 31, 2007 was approximately $680,000.
Phantom Stock Units
     In July 2004, the board of directors granted 350,000 phantom stock units to one of the Company’s officers. Effective March 1, 2007, the officer was no longer employed with the Company. On that date, 224,383 phantom stock units vested in accordance with the terms of the officer’s phantom stock agreement, which had an aggregate intrinsic value of approximately $7.3 million. Of the 224,383 shares of the Company’s common stock issuable to the officer in respect of his vested phantom stock units, the Company repurchased 91,713 shares on March 1, 2007 for an aggregate purchase price of approximately $3.0 million pursuant to the officer’s right under the applicable stock incentive plan to elect to use common stock to satisfy his tax withholding obligations.
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 94,422 shares during the three months ended March 31, 2007 with a total market value of $3.1 million, from previously granted restricted stock awards for settlement of employee tax liabilities pursuant to the Company’s stock incentive plans as discussed elsewhere in Note 6, and these shares were accounted for as treasury stock.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2007
Computation of basic net income per common share:
Net income	$18,285	$17,968

Weighted average common shares outstanding — basic	70,339	74,688

Basic net income per common share	$0.26	$0.24

Computation of diluted net income per common share:
Net income	$18,285	$17,968

Weighted average common shares outstanding — basic	70,339	74,688
Effect of dilutive securities:
Stock-based awards	7,318	4,343

Weighted average common shares outstanding — diluted	77,657	79,031

Diluted net income per common share	$0.24	$0.23

8. SEGMENT INFORMATION
     Prior to January 1, 2007, the Company operated in one business segment, providing critical technology services to the communications industry. The Company was not organized by market and was managed and operated as one business. A single management team reported to the chief operating decision maker who comprehensively managed the business. The Company did not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company did not accumulate discrete financial information with respect to separate service lines and did not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131).
     On November 27, 2006, the Company acquired Followap Inc. (Followap) and became a provider of next-generation communications solutions for mobile network operators by delivering instant messaging, presence, multimedia gateways, inter-carrier messaging hubs, and services for handset clients.
     As a result of the Followap acquisition, the Company began accumulating discrete financial information with respect to separate service lines with separate reportable segments as defined by SFAS No. 131. The Company operated in two reportable business segments for the three months ended March 31, 2007, Clearinghouse Services and Next Generation Messaging (NGM) Services, and only one business segment, Clearinghouse Services, for the corresponding period ended March 31, 2006.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Information for the three months ended March 31, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse	NGM	Consolidated
	Services	Services	Total
Revenue	$96,906	$542	$97,448
Income (loss) from operations	37,828	(8,496)	29,332
Total assets	311,115	164,081	475,196
Goodwill	87,044	120,124	207,168
Intangible assets, net	20,182	27,703	47,885
9. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $2.2 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company had $2.2 million of unrecognized tax benefits.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, there was approximately $128,000 of accrued interest related to uncertain tax positions.
     The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company is not aware of any unrecognized tax benefits that may significantly decrease or increase within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part I, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in our subsequent periodic reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     During the first quarter of 2007, we continued to experience increased demand for our clearinghouse services. Under our contracts to provide telephone number portability services in the United States, we processed 71.2 million transactions during the three months ended March 31, 2007, a growth of 32% over the corresponding prior year period. Also in the first quarter, we continued to build upon our expanded DNS service offerings, especially our Ultra services, which play a key role in directing and managing Internet traffic. In the first quarter of 2007, Ultra services revenue grew 14% compared to the fourth quarter of 2006, and we continue to sign up large tier one eCommerce customers for these services.
     We continue to integrate the business we acquired from Followap Inc. in November 2006, resulting in operating expenses totaling approximately $9.0 million for this quarter. Since the acquisition of Followap, nine new network operators have selected our Next Generation Messaging, or NGM, services to provide mobile instant messaging services to their end users. Although revenue for NGM services in the first quarter totaled approximately $0.5 million, we believe that the continued selection of our NGM services by tier one mobile network operators serves as a foundation for the long-term growth of this business.
Recent Developments
     As a result of our acquisition of Followap on November 27, 2006, our financial results for the first quarter of 2007 contain segment information for our NGM business. Previously, we operated in one business segment. In our comparison of financial results for the first quarter of 2007 against the first quarter of 2006, we discuss the operations of both of our business segments on a consolidated basis. A separate discussion of the financial performance of our NGM business segment is set forth below under the heading “Additional Information Regarding NGM Segment.”
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. See the information in our filings with the Securities and Exchange Commission from time to time, including Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in our subsequent periodic reports, for certain matters that may bear on our future results of operations. We discuss our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates in 2007, except as follows:
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
     Income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. The provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, referred to in this report as FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.
Acquisitions
   NeuLevel, Inc.
     In March 2006, we acquired 10% of NeuLevel, Inc. from Melbourne IT Limited for cash consideration of $4.3 million, raising the Company’s ownership interest from 90% to 100%. The acquisition of the remaining 10% of NeuLevel was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations. We allocated the purchase price principally to customer lists ($4.1 million) based on their estimated fair values on the acquisition date. Customer lists are included in intangible assets and are being amortized on an accelerated basis over five years. In accordance with SFAS No. 109, we recorded a deferred tax liability of approximately $1.6 million with a corresponding increase to goodwill.

   UltraDNS Corporation
     On April 21, 2006, we acquired UltraDNS Corporation for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded our domain name services and our Internet Protocol technologies. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, or SFAS No. 141. Of the total cash consideration, approximately $6.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. All funds remaining in the account will be distributed to the former stockholders of UltraDNS in accordance with the acquisition agreement on the first anniversary of the acquisition.
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
   I-View.com, Inc. (d/b/a MetaInfo)
     On January 8, 2007, we acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expands our enterprise DNS services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of MetaInfo have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, we allocated $ 0.1 million to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer intangibles and acquired technology. We are amortizing the value of the customer intangibles in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.

Consolidated Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2007
     The following table presents an overview of our results of operations for the three months ended March 31, 2006 and 2007. The following tabular data and the discussion that follows include consolidated financial information for both of our business segments. A separate discussion of the financial performance of our NGM business segment is set forth below under the heading “Additional Information Regarding NGM Segment.”

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
		(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	23,414	27,003	3,589	15.3
Interoperability	14,117	14,932	815	5.8
Infrastructure and other	38,632	55,513	16,881	43.7

Total revenue	76,163	97,448	21,285	27.9

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	20,875	23,078	2,203	10.6
Sales and marketing	9,143	18,636	9,493	103.8
Research and development	4,141	6,569	2,428	58.6
General and administrative	7,281	10,769	3,488	47.9
Depreciation and amortization	4,448	9,064	4,616	103.8

	45,888	68,116	22,228	48.4

Income from operations	30,275	29,332	(943)	(3.1)
Other (expense) income:
Interest expense	(347)	(350)	(3)	(0.9)
Interest income	669	649	(20)	(3.0)

Income before minority interest and income taxes	30,597	29,631	(966)	(3.2)
Minority interest	(95)	—	95	100.0

Income before income taxes	30,502	29,631	(871)	(2.9)
Provision for income taxes	12,217	11,663	(554)	(4.5)

Net income	18,285	17,968	(317)	(1.7)

Net income attributable to common stockholders per common share:
Basic	$0.26	$0.24

Diluted	$0.24	$0.23

Weighted average common shares outstanding:
Basic	70,339	74,688

Diluted	77,657	79,031

Revenue
     Total revenue. Total revenue increased $21.3 million due primarily to increases in addressing, interoperability and infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.
     Addressing. Addressing revenue increased $3.6 million due to the expanded range of DNS services we offer as a result of the acquisition of UltraDNS Corporation in April 2006. In addition, addressing revenue increased in part due to the continued increase in the number of subscribers for U.S. Common Short Codes, which was in turn driven in part by an increase in the number of service providers that carried U.S. Common Short Codes across their networks. Specifically, revenue from DNS services increased $7.4 million, consisting of $6.9 million in revenue from NeuStar Ultra Services, for which there was no corresponding revenue in the first quarter of 2006, and a $0.5 million increase in revenue from our other DNS services as a result of an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $2.5 million as compared to the first quarter of 2006. These increases were offset by a decrease of $6.1 million in revenue from addressing transactions under our contracts to provide telephone number portability services in the United States, which was due to lower carrier network expansion activity and lower contractual pricing effective January 1, 2007.
     Interoperability. Interoperability revenue increased $0.8 million due predominantly to increased demand for telephone number portability services in Canada in advance of wireless number portability implementation. Specifically, revenue from number portability services in Canada increased $3.7 million, offset by a decrease in revenue of $2.0 million under our contracts to provide telephone portability services in the United States, as well as a decrease of $1.0 million in revenue from our order management services.
     Infrastructure and other. Infrastructure and other revenue increased $16.9 million due primarily to an increase in the demand for our network management services. Of this increase, $18.8 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization. This increase was offset by a decrease of $2.3 million in revenue resulting from connection fees and other revenues under our contracts to provide telephone number portability services in the United States.
     Expense
     Cost of revenue. Cost of revenue increased $2.2 million due to growth in personnel, increased support fees for our data centers and technology platforms and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $0.8 million due predominantly to increased headcount resulting from our newly acquired NGM business. Included in personnel-related expense for the three months ended March 31, 2007 is $0.5 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment as compared to $0.4 million in stock-based compensation expense recorded for the three months ended March 31, 2006. Cost of revenue also increased by $1.4 million due to royalty expenses related to U.S. Common Short Code services and revenue share costs associated with our Internet domain names and registry gateway services.
     Sales and marketing. Sales and marketing expense increased $9.5 million predominantly due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings, NGM services and new business development opportunities, including international expansion. Of this amount, personnel and personnel-related expense increased $7.4 million and costs related to industry events increased $1.4 million. Included in personnel-related expense for the three months ended March 31, 2007 is $1.2 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $0.8 million in stock-based compensation expense for the three months ended March 31, 2006.
     Research and development. Research and development expense increased $2.4 million due to additions to our research and development team to support new service offerings. Of this increase, personnel and personnel-related costs increased $2.6 million, offset by a reduction in professional fees in the amount of $0.4 million. Included in personnel-related expense for the three months ended March 31, 2007 is $0.4 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $0.2 million in stock-based compensation expense for the three months ended March 31, 2006

     General and administrative. General and administrative expense increased $3.5 million primarily due to costs incurred to support business growth and costs associated with the support and integration of our NGM business. Specifically, personnel and personnel-related expenses increased $3.1 million to support business growth and ongoing operations. Included in personnel-related expense for the three months ended March 31, 2007 is $1.5 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $1.0 million for the three months ended March 31, 2006.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2007 increased $4.6 million as compared to the three months ended March 31, 2006, due to a $3.5 million increase in the amortization of identified intangibles primarily as a result of our acquisition of UltraDNS and Followap, and a $1.0 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Interest expense. Interest expense remained relatively constant during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Interest income. Interest income remained relatively constant during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Provision for income taxes. Income tax provision for the three months ended March 31, 2007 decreased $0.6 million as compared to the three months ended March 31, 2006 due primarily to a decrease in income from operations. Our annual effective statutory tax rate decreased to 39.4% for the three months ended March 31, 2007 from 40.1% for the three months ended March 31, 2006.
Additional Information regarding NGM Segment
     The following discussion focuses on the financial information regarding the performance of our NGM business segment in the first quarter of 2007, the first full quarter for which we have separately presented financial results for this business segment.
     NGM Revenue. NGM revenue totaled $0.5 million for the three months ended March 31, 2007.
     Operating expense. NGM operating expense is comprised primarily of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization expenses. Operating expense for the three months ended March 31, 2007 totaled approximately $9.0 million. The components of each of these categories of expense are identical to those in our Clearinghouse segment. For a description of the components of each category of expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Segment loss from operations. Segment loss from operations for the NGM business segment totaled $8.5 million for the period ended March 31, 2007.
Liquidity and Capital Resources
     Prior to 2006, our principal source of liquidity was cash provided by operations. Following our adoption of SFAS No. 123(R), Share-Based Payment, on January 1, 2006, the benefits of tax deductions in excess of compensation cost recognized for the exercise of common stock options (excess tax benefits) have been classified as a financing cash inflow and a corresponding operating cash outflow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123(R). As a result, currently our principal sources of liquidity are cash provided by operating activities and cash inflows relating to excess tax benefits.

     Our principal uses of cash have been to fund acquisitions, facility expansions, capital expenditures, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be acquisitions, working capital, capital expenditures and facility expansion.
     Total cash and cash equivalents and short-term investments were $72.1 million at March 31, 2007, an increase from $58.3 million at December 31, 2006. This increase was due primarily to cash provided by operating activities and cash provided by financing activities.
     On February 6, 2007, we entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million. As of March 31, 2007, there were no borrowings outstanding under the new credit agreement, but available borrowings were reduced by outstanding letters of credit of $9.6 million. This credit facility replaced our previous $15 million revolving credit facility.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations and excess tax benefits included in financing activities will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the three months ended March 31, 2007 was $9.7 million, as compared to cash used in operating activities of $15.1 million for the three months ended March 31, 2006. This $24.8 million increase in net cash provided by operating activities was principally the result of an increase of non-cash adjustments of $22.5 million, including a cash outflow decrease of $16.8 million relating to excess tax benefits from stock-based compensation, and an increase of net changes in operating assets and liabilities of $2.6 million.
     Cash flows from investing
     Net cash used in investing activities for the three months ended March 31, 2007 was $4.4 million, as compared to $29.0 million for the three months ended March 31, 2006. This $24.6 million decrease in net cash used in investing activities was principally due to a decrease in net purchases of short-term investments totaling $23.3 million and a decrease of $2.7 million in cash paid for acquisitions. This net decrease was offset by $1.4 million increase in purchases of property and equipment.
     Cash flows from financing
     Net cash provided by financing activities was $10.4 million for the three months ended March 31, 2007 compared to net cash provided by financing activities of $32.6 million for the three months ended March 31, 2006. This $22.2 million decrease in net cash provided by financing activities was principally the result of a decrease of $16.8 million of excess tax benefits from stock-based compensation and a decrease of $2.5 million of proceeds from the exercise of common stock options. In addition, the overall decrease in net cash provided by financing activities resulted from $3.1 million of shares repurchased by us during the first quarter of 2007 pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are currently evaluating the impact of the provisions of SFAS No. 159 on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended March 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk affecting NeuStar, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our exposure to market risk has not changed materially since December 31, 2006.
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
     As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in our subsequent periodic reports, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and subsequent reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K, filed March 1, 2007.

10.3.2	Amendments to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.2	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.2	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

10.7.1	Amendment, dated as of March 21, 2007, to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: May 10, 2007	By:	/s/ Jeffrey A. Babka
Jeffrey A. Babka
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K, filed March 1, 2007.

10.3.2	Amendments to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.2	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.2	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

10.7.1	Amendment, dated as of March 21, 2007, to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.