Form 10-Q
period 2007-06-30
NEUSTAR INC
filed 2007-08-08
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 76,409,645 shares of Class A common stock, $0.001 par value, and 10,166 shares of Class B common stock, $0.001 par value, outstanding at August 1, 2007.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007 (unaudited)

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2007

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2007

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,242	$92,962
Restricted cash	—	137
Short-term investments	19,010	17,489
Accounts receivable, net of allowance for doubtful accounts of $1,103 and $1,396, respectively	53,108	59,433
Unbilled receivables	810	273
Notes receivable	1,994	2,075
Prepaid expenses and other current assets	6,945	10,004
Deferred costs	6,032	7,402
Income tax receivable	893	3,090
Deferred tax asset	7,641	9,157

Total current assets	135,675	202,022

Property and equipment, net	42,678	49,606
Goodwill	205,855	207,582
Intangible assets, net	51,196	44,110
Notes receivable, long-term	2,918	1,860
Deferred costs, long-term	4,411	4,015
Deferred tax asset, long-term	4,500	406
Other assets	1,026	5,434

Total assets	$448,259	$515,035

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,619	$7,225
Accrued expenses	49,460	34,932
Deferred revenue	22,923	31,076
Notes payable	768	3,290
Capital lease obligations	4,367	2,811
Accrued restructuring reserve	368	389
Other liabilities	200	100

Total current liabilities	81,705	79,823

Deferred revenue, long-term	17,921	18,196
Notes payable, long-term	174	6,476
Capital lease obligations, long-term	3,751	2,680
Accrued restructuring reserve, long-term	2,206	2,002
Other liabilities	1,356	1,690

Total liabilities	107,113	110,867

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued or outstanding as of December 31, 2006 and June 30, 2007	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 74,351,200 and 76,249,420 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	74	76
Class B common stock, par value $0.001; 100,000,000 shares authorized; 18,330 and 10,166 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	—	—
Additional paid-in capital	243,395	272,523
Treasury stock, 756 and 98,003 shares at December 31, 2006 and June 30, 2007, respectively, at cost	(22)	(3,247)
Retained earnings	97,699	134,816

Total stockholders’ equity	341,146	404,168

Total liabilities and stockholders’ equity	$448,259	$515,035

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenue:
Addressing	$23,448	$26,857	$46,862	$53,860
Interoperability	13,244	13,030	27,361	27,962
Infrastructure and other	45,571	59,806	84,203	115,319

Total revenue	82,263	99,693	158,426	197,141

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	19,956	23,246	40,831	46,324
Sales and marketing	11,426	17,649	20,569	36,285
Research and development	4,016	6,751	8,157	13,320
General and administrative	8,304	11,271	15,585	22,040
Depreciation and amortization	5,833	9,375	10,281	18,439

	49,535	68,292	95,423	136,408

Income from operations	32,728	31,401	63,003	60,733
Other (expense) income:
Interest expense	(340)	(364)	(687)	(714)
Interest and other income	732	1,424	1,401	2,073

Income before minority interest and income taxes	33,120	32,461	63,717	62,092
Minority interest	—	—	(95)	—

Income before income taxes	33,120	32,461	63,622	62,092
Provision for income taxes	13,168	13,312	25,385	24,975

Net income	$19,952	$19,149	$38,237	$37,117

Net income per common share:
Basic	$0.28	$0.25	$0.54	$0.49

Diluted	$0.26	$0.24	$0.49	$0.47

Weighted average common shares outstanding:
Basic	72,135	75,825	71,242	75,258

Diluted	78,200	79,040	77,934	79,037

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2007
Operating activities:
Net income	$38,237	$37,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,281	18,439
Stock-based compensation	5,355	7,538
Amortization of deferred financing costs	5	72
Excess tax benefits from stock-based compensation	(38,772)	(13,907)
Deferred income taxes	(2,591)	1,828
Provision for doubtful accounts	547	1,301
Minority interest	95	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,502)	(9,190)
Unbilled receivables	5,690	537
Notes and securitized notes receivable	(4,776)	977
Prepaid expenses and other current assets	1,069	(650)
Deferred costs	(757)	(974)
Income tax receivable	27,382	11,710
Other assets	318	(528)
Other liabilities	—	34
Accounts payable and accrued expenses	(10,097)	(8,867)
Accrued restructuring reserve	(373)	(183)
Deferred revenue	3,599	7,754

Net cash provided by operating activities	22,710	53,008

Investing activities:
Purchases of property and equipment	(6,235)	(13,822)
Sales of investments, net	1,680	1,521
Businesses acquired, net of cash	(66,925)	(1,569)

Net cash used in investing activities	(71,480)	(13,870)

Financing activities:
Disbursement of restricted cash	(9)	(137)
Principal repayments on notes payable	(809)	(891)
Principal repayments on capital lease obligations	(3,046)	(2,757)
Proceeds from exercise of common stock options	11,797	7,685
Excess tax benefits from stock-based compensation	38,772	13,907
Repurchase of restricted stock awards	—	(3,225)

Net cash provided by financing activities	46,705	14,582

Net (decrease) increase in cash and cash equivalents	(2,065)	53,720
Cash and cash equivalents at beginning of period	27,529	39,242

Cash and cash equivalents at end of period	$25,464	$92,962

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007
1. DESCRIPTION OF BUSINESS AND ORGANIZATION
     NeuStar, Inc. (the Company) was incorporated as a Delaware corporation in 1998. The Company provides the communications industry with essential clearinghouse services. Its customers use the databases the Company contractually maintains in its clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and it enables the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, must access the Company’s clearinghouse to properly route virtually all of their customers’ calls. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet Protocol, or VoIP, service providers. In addition, the Company provides domain name services, including internal and external managed domain name systems (DNS) solutions that play a key role in directing and managing traffic on the Internet, and it also manages the authoritative directories for the .US and .BIZ Internet domains. The Company operates the authoritative directory for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry, and provides solutions used by mobile network operators throughout Europe to enable mobile instant messaging for their end users.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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
     The Company performs its annual impairment analysis on October 1 of each year or more often if indicators of impairment arise. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the carrying value of the corresponding impaired assets would be reduced in the period such a determination is made. There were no impairment charges recognized during the three and six months ended June 30, 2006 and 2007.
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
     The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 to 4	Straight-line
Customer lists and relationships	3 to 7	Various
Trade names	3	Straight-line
     Amortization expense related to acquired technologies and customer lists and relationships is included in depreciation and amortization expense in the consolidated statements of operations.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined using customary valuation techniques, such as a discounted cash flow analysis. There were no impairment charges recognized during the three and six months ended June 30, 2006 and 2007.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of SFAS No.  123(R), Share-Based Payment (SFAS No. 123(R)). The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.  123, Accounting for Stock-Based Compensation (SFAS No. 123), and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company has elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the six months ended June 30, 2006 and 2007, the Company presented $38.8 million and $13.9 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.
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
Comprehensive Net Income
     There were no material differences between net income and comprehensive net income for the three and six months ended June 30, 2006 and 2007.
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
     The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period which would indicate that such a liability is probable and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INTANGIBLE ASSETS
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	June 30,	Period
	2006	2007	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$43,467	$43,740	5.7
Accumulated amortization	(5,817)	(10,768)

Customer lists and relationships, net	37,650	32,972

Acquired technology	16,808	17,069	3.1
Accumulated amortization	(3,416)	(6,051)

Acquired technology, net	13,392	11,018

Trade name	200	200	3.0
Accumulated amortization	(46)	(80)

Trade name, net	154	120

Intangible assets, net	$51,196	$44,110

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.5 million and $3.8 million for the three months ended June 30, 2006 and 2007, respectively, and $1.8 million and $7.6 million for the six months ended June 30, 2006 and 2007, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, is expected to be approximately $14.8 million, $13.2 million, $11.0 million, $6.5 million, and $5.0 million, respectively.
5. NOTES PAYABLE
     On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Until February 6, 2007, the Company had a revolving credit facility, which provided it with up to $15 million in available credit. The commitments under this credit agreement were terminated simultaneous with the closing of the 2007 Credit Facility on February 6, 2007. Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of June 30, 2007, but available borrowings were reduced by letters of credit of $16.6 million outstanding on that date.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The 2007 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2007 Credit Facility requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the 2007 Credit Facility. Lenders holding more than 50% of the loans and commitments under the 2007 Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default.
     In May 2007, the Company entered into a note payable with a vendor for $9.7 million for the purchase of software and services. The note payable is non-interest bearing and payments of approximately $810,000 are due quarterly beginning July 1, 2007 over the three year term ending April 2010.
6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs), and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares that would otherwise be available for issuance under the 1999 Plan. As of June 30, 2007, 4,171,646 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) was $3.0 million and $4.0 million for the three months ended June 30, 2006 and 2007, respectively, and $5.4 million and $7.5 million for the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $33.7 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years. Total unrecognized compensation expense as of June 30, 2007 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three and six months ended June 30, 2006 and 2007, as well as for option grants during all prior periods. The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 and 2007 was $13.08 and $9.39, respectively, and for options granted during the six months ended June 30, 2006 and 2007 was $12.25 and $11.59, respectively.
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2006 and 2007, and a discussion of the Company’s assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	36.54%	32.19%	38.66%	33.36%
Risk-free interest rate	4.95%	4.52%	4.67%	4.46%
Expected life of options (in years)	4.61	4.59	4.56	4.61
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	7,916,728	$10.83
Options granted	652,330	32.52
Options exercised	(1,667,448)	4.61
Options canceled	(449,381)	17.91
Outstanding June 30, 2007	6,452,229	14.14

Exercisable at June 30, 2007	3,717,429	7.41

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $124.0 million and $42.5 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of June 30, 2007 was $20.5 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of June 30, 2007 was $18.7 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of June 30, 2007 was 5.51 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of June 30, 2007 was 4.85 years.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2006	103,223	$31.41
Granted	6,000	31.65
Vested	(22,447)	31.36
Forfeited	(7,775)	30.20

Non-vested June 30, 2007	79,001	31.56

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock incentive plans at June 30, 2007 was $2.3 million. During the three and six months ended June 30, 2007, the Company repurchased 2,825 shares and 5,534 shares of common stock, respectively, for an aggregate purchase price of approximately $97,000 and $236,000 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholdings obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Vested Stock Units
     During the six months ended June 30, 2007, the Company granted approximately 322,290 PVRSUs to certain employees with an aggregate fair value of $10.5 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The performance conditions affect the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% of the target will be achieved. The fair value is measured by the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs expected to vest.
     The following table summarizes the Company’s non-vested PVRSU activity for the three months ended June 30, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2006	—	$—
Granted	322,290	32.59
Vested	—	—
Forfeited	(13,320)	32.59

Non-vested June 30, 2007	308,970	32.59

     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at June 30, 2007 was $9.0 million.
Restricted Stock Units
     In July 2006, the Compensation Committee of the board of directors issued 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose term did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was on July 27, 2006. These restricted stock units will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service. Following the resignation of two of the Company’s directors on July 26, 2006 and April 10, 2007, respectively, a total of 6,518 restricted stock units were forfeited. The aggregate intrinsic value for the remaining 20,652 non-vested restricted stock units as of June 30, 2007 was approximately $598,000.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards and phantom stock units by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 2,825 shares and 97,247 shares during the three and six months ended June 30, 2007, respectively, with a total market value of $97,000 and $3.2 million, respectively, from previously granted restricted stock awards and phantom stock units for settlement of employee tax liabilities pursuant to the Company’s stock incentive plans as discussed previously in this Note 6, and these shares were accounted for as treasury stock.
7. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Computation on basic net income per common share:
Net income	$19,952	$19,149	$38,237	$37,117

Weighted average common shares outstanding – basic	72,135	75,825	71,242	75,258

Basic net income per common share	$0.28	$0.25	$0.54	$0.49

Computation on diluted net income per common share:
Net income	$19,952	$19,149	$38,237	$37,117

Weighted average common shares outstanding – basic	72,135	75,825	71,242	75,258
Effect of dilutive securities:
Stock-based awards	6,065	3,215	6,692	3,779

Weighted average common shares outstanding – diluted	78,200	79,040	77,934	79,037

Diluted net income per common share	$0.26	$0.24	$0.49	$0.47

8. SEGMENT INFORMATION
     Prior to January 1, 2007, the Company operated in one business segment; providing critical technology services to the communications industry. The Company was not organized by market and was managed and operated as one business. A single management team reported to the chief operating decision maker who comprehensively managed the business. The Company did not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company did not accumulate discrete financial information with respect to separate service lines and did not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131).
     On November 27, 2006, the Company acquired Followap Inc. (Followap) and became a provider of next-generation communications solutions for mobile network operators by delivering instant messaging, presence, multimedia gateways, inter-carrier messaging hubs, and services for handset clients. As a result of the Followap acquisition, the Company began accumulating discrete financial information with respect to separate service lines with separate reportable segments as defined by SFAS No. 131. The Company operated in two reportable business segments for the three and six months ended June 30, 2007, Clearinghouse Services and Next Generation Messaging (NGM) Services, and only one business segment, Clearinghouse Services, for the corresponding periods ended June 30, 2006.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Information for the three months ended June 30, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse	NGM	Consolidated
	Services	Services	Total
Revenue	$98,148	$1,545	$99,693
Income (loss) from operations	$39,350	$(7,949)	$31,401
     Information for the six months ended June 30, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse	NGM	Consolidated
	Services	Services	Total
Revenue	$195,054	$2,087	$197,141
Income (loss) from operations	$77,178	$(16,445)	$60,733
     Information as of June 30, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse	NGM	Consolidated
	Services	Services	Total
Total assets	$350,460	$164,575	$515,035
Goodwill	$87,458	$120,124	$207,582
Intangible assets, net	$18,417	$25,693	$44,110
9. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $2.2 million of unrecognized tax benefits on a gross basis or $0.8 million tax effected. At June 30, 2007, the Company had unrecognized tax benefits of $1.2 million tax effected. All of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, there was approximately $120,000 of accrued interest related to uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company is not aware of any unrecognized tax benefits that may significantly decrease or increase within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in Part II, “Item 1A. Risk Factors,” in Part I and elsewhere in this report; Part I, “Item 1A. Risk Factors” and elsewhere in our Annual Report on 10-K for the year ended December 31, 2006 and in subsequent periodic reports filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     During the second quarter of 2007, we experienced continued growth in our core clearinghouse services. Total revenue for the quarter increased 21%, as compared to the second quarter of 2006. Under our contracts to provide telephone number portability services in the United States, we processed 74.4 million transactions during this quarter, representing growth of 27% over the second quarter of 2006.
     We continued to integrate and expand upon the services we offer through the businesses we acquired in 2006. We recognized $7.5 million of revenue from NeuStar Ultra Services in the second quarter of 2007, an 8% increase over the revenue recognized in the first quarter of 2007. We also continued to integrate the business we acquired from Followap Inc. in November 2006, resulting in $1.5 million of revenue and $9.5 million of operating expenses in this quarter. Since the acquisition of Followap, 12 new network operators have selected our Next Generation Messaging, or NGM, services to provide mobile instant messaging services to their end users, and we believe that the continued selection of our NGM services by tier-one mobile network operators serves as a foundation for the long-term growth of the NGM business.
Recent Developments
     On June 13, 2007, Telcordia Technologies, Inc. filed a petition with the Federal Communications Commission requesting an order that would rescind provisions relating to the extension of our contracts with North American Portability Management LLC, which were included in the September 2006 amendments to these contracts, and initiate a new bidding process to appoint a provider of telephone number portability services in the United States. Our contracts with North American Portability Management LLC represent a majority of our revenue. We believe that our contracts are valid, consistent with the regulatory framework governing the services we provide and in the best interests of the industry. We further believe that Telcordia’s petition has no merit, and intend to defend vigorously our position in this matter.

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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.
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

   UltraDNS Corporation
     On April 21, 2006, we acquired UltraDNS Corporation for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded our domain name services and our Internet Protocol technologies. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, or SFAS No. 141. Of the total cash consideration, approximately $6.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. Funds remaining in the account were distributed to the former stockholders of UltraDNS in accordance with the acquisition agreement on the first anniversary of the acquisition.
     Of the total purchase price, $8.7 million was allocated to net tangible assets acquired and $20.0 million was allocated to definite-lived intangible assets acquired. We utilized a third party valuation specialist to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. We are amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.
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

Consolidated Results of Operations
     As a result of our acquisition of Followap on November 27, 2006, our financial results for the second quarter of 2007 contain segment information for our NGM business. Prior to 2007, we operated in one business segment. In the following comparison of financial results, we discuss the operations of both of our business segments on a consolidated basis.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007
     The following table presents an overview of our results of operations for the three months ended June 30, 2006 and 2007. A separate discussion of the financial performance of our NGM business segment for these periods is set forth below under the heading “Additional Information Regarding NGM Segment.”

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	23,448	26,857	3,409	14.5
Interoperability	13,244	13,030	(214)	(1.6)
Infrastructure and other	45,571	59,806	14,235	31.2

Total revenue	82,263	99,693	17,430	21.2

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	19,956	23,246	3,290	16.5
Sales and marketing	11,426	17,649	6,223	54.5
Research and development	4,016	6,751	2,735	68.1
General and administrative	8,304	11,271	2,967	35.7
Depreciation and amortization	5,833	9,375	3,542	60.7

	49,535	68,292	18,757	37.9

Income from operations	32,728	31,401	(1,327)	(4.1)

Other (expense) income:
Interest expense	(340)	(364)	(24)	7.1
Interest and other income	732	1,424	692	94.5

Income before minority interest and income taxes	33,120	32,461	(659)	(2.0)
Minority interest	—	—	—	—

Income before income taxes	33,120	32,461	(659)	(2.0)
Provision for income taxes	13,168	13,312	144	1.1

Net income	19,952	19,149	(803)	(4.0)

Net income attributable to common stockholders per common share:
Basic	$0.28	$0.25

Diluted	$0.26	$0.24

Weighted average common shares outstanding:
Basic	72,135	75,825

Diluted	78,200	79,040

     Revenue
     Total revenue. Total revenue increased $17.4 million due primarily to increased infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.
     Addressing. Addressing revenue increased $3.4 million due primarily to the expanded range of DNS services we offer as a result of the acquisition of UltraDNS Corporation in April 2006, and increased use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $4.6 million, consisting of a $3.6 million increase in revenue from NeuStar Ultra Services and a $1.0 million increase in revenue from our other DNS services as a result of increased domain names under management. In the second quarter of 2006, we recognized revenue from our NeuStar Ultra Services from April 21, 2006, the date we acquired UltraDNS, to June 30, 2006. Revenue for the second quarter of 2007 from U.S. Common Short Codes increased $2.2 million as compared to the second quarter of 2006. These increases were offset by a decrease of $2.9 million in revenue from addressing transactions under our contracts to provide telephone number portability services in the United States, which was due to lower carrier network expansion activity and lower contractual pricing effective January 1, 2007. In addition, fees under our contract to serve as the National Pooling administrator decreased $0.5 million, which resulted from decreased activity under our contracts during the three months ended June 30, 2007.
     Interoperability. Interoperability revenue decreased $0.2 million due to a $0.9 million decrease in revenue from our order management services and a $0.7 million decrease in revenue under our contracts to provide telephone number portability in the United States. These decreases were offset by an increase of $1.0 million in revenue from telephone number portability services in Canada. In addition, interoperability revenue from our NGM business segment was $0.4 million.
     Infrastructure and other. Infrastructure and other revenue increased $14.2 million due primarily to an increase in the demand for our network management services. Of this increase, $12.3 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization. In addition, infrastructure revenue from our NGM business segment was $1.2 million.
     Expense
     Cost of revenue. Cost of revenue increased $3.3 million due to growth in personnel, increased support fees for our data centers and technology platforms, and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $0.6 million. Included in personnel and personnel-related expense for the three months ended June 30, 2007 is $0.5 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, which is unchanged from the stock-based compensation expense recognized for the three months ended June 30, 2006. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse as well as general data center facility costs increased $1.2 million. In addition, royalty expenses related to U.S. Common Short Code services and revenue share costs associated with our Internet domain names and registry gateway services collectively increased $1.5 million.
     Sales and marketing. Sales and marketing expense increased $6.2 million predominantly due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings, NGM services and new business development opportunities, including international expansion. Personnel and personnel-related expense accounted for $4.5 million of this increase. Included in personnel-related expense for the three months ended June 30, 2007 is $1.4 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $1.0 million in stock-based compensation expense for the three months ended June 30, 2006. In addition, external costs related to branding and product launch accounted for $1.7 million of the increase.

     Research and development. Research and development expense increased $2.7 million due to additions to our research and development team to support new service offerings. Specifically, personnel and personnel-related expense increased $1.8 million and professional fees increased $0.4 million over the comparable quarter in 2006. Included in personnel-related expense for the three months ended June 30, 2007 is $0.5 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $0.3 million in stock-based compensation expense for the three months ended June 30, 2006.
     General and administrative. General and administrative expense increased $3.0 million primarily due to costs incurred to support business growth and ongoing operations. Specifically, personnel and personnel-related expense increased $0.8 million. Included in personnel-related expense for the three months ended June 30, 2007 is $1.5 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $1.2 million for the three months ended June 30, 2006. In addition, general and administrative facility costs increased $0.6 million. These increases were further augmented by the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006 for which there was no comparable reversal in the second quarter of 2007.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2007 increased $3.5 million as compared to the three months ended June 30, 2006, primarily due to a $2.3 million increase in the amortization of identified intangibles primarily as a result of our acquisition of UltraDNS and Followap, and a $1.2 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Interest expense. Interest expense remained relatively constant during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.
     Interest and other income. Interest and other income for the three months ended June 30, 2007 increased $0.7 million as compared to the three months ended June 30, 2006 due to higher average cash balances.
     Provision for income taxes. Income tax provision for the three months ended June 30, 2007 increased $0.1 million compared to the three months ended June 30, 2006 due primarily to an increase in our effective statutory tax rate. Our annual effective statutory tax rate increased to 41.0% for the three months ended June 30, 2007 from 39.8% for the three months ended June 30, 2006.
     Additional Information regarding NGM Segment
     The following discussion focuses on the performance of our NGM business segment for the three months ended June 30, 2007. The NGM business segment resulted from our acquisition of Followap in November 2006. As such, there are no comparable results for the three months ended June 30, 2006.
     NGM Revenue. NGM revenue totaled approximately $1.5 million for the three months ended June 30, 2007.
     Operating expense. NGM operating expense is comprised primarily of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization expenses. Operating expense for the three months ended June 30, 2007 totaled approximately $9.5 million. The components of each of these categories of expense are identical to those in our Clearinghouse segment. For a description of the components of each category of expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Segment loss from operations. Segment loss from operations for the NGM segment totaled approximately $7.9 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007
     The following table presents an overview of our results of operations for the six months ended June 30, 2006 and 2007. A separate discussion of the financial performance of our NGM segment for these periods is set forth below under the heading “Additional Information Regarding NGM Segment.”

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$46,862	$53,860	$6,998	14.9%
Interoperability	27,361	27,962	601	2.2
Infrastructure and other	84,203	115,319	31,116	37.0

Total revenue	158,426	197,141	38,715	24.4

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	40,831	46,324	5,493	13.5
Sales and marketing	20,569	36,285	15,716	76.4
Research and development	8,157	13,320	5,163	63.3
General and administrative	15,585	22,040	6,455	41.4
Depreciation and amortization	10,281	18,439	8,158	79.4

	95,423	136,408	40,985	43.0

Income from operations	63,003	60,733	(2,270)	(3.6)
Other (expense) income:
Interest expense	(687)	(714)	(27)	3.9
Interest and other income	1,401	2,073	672	48.0

Income before minority interest and income taxes	63,717	62,092	(1,625)	(2.6)
Minority interest	(95)	—	95	(100.0)

Income before income taxes	63,622	62,092	(1,530)	(2.4)
Provision for income taxes	25,385	24,975	(410)	(1.6)

Net income	$38,237	$37,117	$(1,120)	(2.9)%

Net income attributable to common stockholders per common share:
Basic	$0.54	$0.49

Diluted	$0.49	$0.47

Weighted average common shares outstanding:
Basic	71,242	75,258

Diluted	77,934	79,037

     Revenue
     Total revenue. Total revenue increased $38.7 million due to increases in addressing and infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.

     Addressing. Addressing revenue increased $7.0 million due to the expanded range of DNS services we offer as a result of our acquisition of UltraDNS Corporation in April 2006, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $12.1 million as compared to the first six months of 2006, consisting of a $10.5 million increase in revenue from NeuStar Ultra Services, and a $1.6 million increase in revenue from our other domain name services as a result of an increased number of domain names under management. In the first six months of 2006, we recognized revenue from our NeuStar Ultra Services during the period from April 21, 2006, the date we acquired UltraDNS, to June 30, 2006. In addition, revenue from U.S. Common Short Codes increased $4.7 million due to an increased number of subscribers for U.S. Common Short Codes. These increases were offset by a decrease of $9.0 million in revenue from addressing transactions under our contracts to provide telephone number portability services in the United States, which was due to lower carrier network expansion activity and lower contractual pricing effective January 1, 2007. In addition, fees under our contract to serve as the National Pooling Administrator decreased $0.8 million, which resulted from decreased activity under our contracts during the six months ended June 30, 2007.
     Interoperability. Interoperability revenue increased $0.6 million due predominantly to increased demand for telephone number portability services in Canada in advance of wireless number portability implementation. Specifically, revenue from telephone number portability services in Canada increased $4.7 million and interoperability revenue from our NGM business segment was $0.5 million, offset by a decrease in revenue of $2.7 million under our contracts to provide telephone portability services in the United States, as well as a decrease in revenue of $1.9 million from our order management services.
     Infrastructure and other. Infrastructure and other revenue increased $31.1 million due primarily to an increase in the demand for our network management services. Of this increase, $31.1 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization. In addition, infrastructure revenue from our NGM business segment was $1.6 million. These increases were offset by a decrease of $1.6 million in revenue resulting from connection fees and other revenues under our contracts to provide telephone number portability services in the United States.
     Expense
     Cost of revenue. Cost of revenue increased $5.5 million due to growth in personnel and increased contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this increase, $1.4 million is due to personnel and personnel-related expense as a result of increased headcount to support our customer deployment, software engineering and operations groups. Included in personnel and personnel-related expense for the six months ended Jun 30, 2007 is $0.9 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, which is unchanged from the stock-based compensation expense recorded for the six months ended June 30, 2006. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse, as well as general data center facility costs, collectively increased $1.2 million. Cost of revenue increased $2.9 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services.
     Sales and marketing. Sales and marketing expense increased $15.7 million due primarily to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings, NGM services and new business development opportunities, including international expansion. Of this increase, $11.6 million is attributable to personnel and personnel-related expense. Included in personnel-related expense for the six months ended June 30, 2007 is $2.6 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $1.8 million for the six months ended June 30, 2006. In addition, external costs related to branding, product launch and industry events and other general marketing expense accounted for $4.0 million of the increase.
     Research and development. Research and development expense increased $5.2 million due primarily to additions to our research and development team to support new service offerings. Of this increase, $4.4 million is attributable to personnel and personnel-related expense resulting from increased headcount. Included in personnel-related expense for the six months ended June 30, 2007 is $0.8 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $0.5 million for the six months ended June 30, 2006.

     General and administrative. General and administrative expense increased $6.5 million primarily due to costs incurred to support business growth. Of this increase, $4.0 million was attributable to personnel and personnel-related expense resulting from increased headcount. Included in personnel-related expense for the six months ended June 30, 2007 is $3.0 million in stock-based compensation expense, all of which is attributable to our Clearinghouse segment, as compared to $2.1 million for the six months ended June 30, 2006. This increase was further augmented by the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006 for which there was no comparable expense in the six months ended June 30, 2007. In addition, general and administrative facility costs increased $0.6 million.
     Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2007 increased $8.2 million as compared to the six months ended June 30, 2006, due predominantly to a $5.8 million increase in the amortization of identified intangibles as a result of our acquisition of UltraDNS and Followap, and a $2.3 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Interest expense. Interest expense remained relatively constant during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
     Interest and other income. Interest and other income for the six months ended June 30, 2007 increased $0.7 million as compared to the six months ended June 30, 2006, due to higher average cash balances.
     Provision for income taxes. Income tax provision for the six months ended June 30, 2007 decreased $0.4 million as compared to the six months ended June 30, 2006 due primarily to a decrease in income from operations. Our annual effective statutory tax rate increased to 40.2% for the six months ended June 30, 2007 from 39.9% for the six months ended June 30, 2006.
     Additional Information regarding NGM Segment
     The following discussion focuses on the performance of our NGM business segment for the six months ended June 30, 2007. The NGM business segment resulted from our acquisition of Followap in November 2006. As such, there are no comparable results for the six months ended June 30, 2006.
     NGM Revenue. NGM revenue totaled approximately $2.1 million for the six months ended June 30, 2007.
     Operating expense. NGM operating expense is comprised primarily of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization expenses. Operating expense for the six months ended June 30, 2007 totaled approximately $18.5 million. The components of each of these categories of expense are identical to those in our Clearinghouse segment. For a description of the components of each category of expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Segment loss from operations. Segment loss from operations for the NGM segment totaled approximately $16.4 million for the six months ended June 30, 2007.
Liquidity and Capital Resources
     Prior to 2006, our principal source of liquidity was cash provided by operations. Following our adoption of SFAS No. 123(R) on January 1, 2006, the benefits of tax deductions in excess of compensation cost recognized for the exercise of common stock options (excess tax benefits) have been classified as a financing cash inflow and a corresponding operating cash outflow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123(R). As a result, currently our principal sources of liquidity are cash provided by operating activities and cash inflows relating to excess tax benefits.

     Our principal uses of cash have been to fund acquisitions, facility expansions, capital expenditures, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be acquisitions, working capital, capital expenditures and facility expansion.
     Total cash and cash equivalents and short-term investments were $110.5 million at June 30, 2007, an increase from $58.3 million at December 31, 2006. This increase was due primarily to cash provided by operating activities and cash provided by financing activities.
     On February 6, 2007, we entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million. As of June 30, 2007, there were no borrowings outstanding under the new credit agreement, but available borrowings were reduced by outstanding letters of credit of $16.6 million. This credit facility replaced our previous $15 million revolving credit facility.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations and excess tax benefits included in financing activities will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
   Cash flows from operations
     Net cash provided by operating activities for the six months ended June 30, 2007 was $53.0 million, as compared to cash provided by operating activities of $22.7 million for the six months ended June 30, 2006. This $30.3 million increase was principally the result of a $24.9 million reduction to the cash outflow relating to excess tax benefits from stock-based compensation, and a decrease of net changes in operating assets and liabilities of $8.9 million.
   Cash flows from investing
     Net cash used in investing activities for the six months ended June 30, 2007 was $13.9 million, as compared to $71.5 million for the six months ended June 30, 2006. This $57.6 million decrease in net cash used in investing activities was principally due to a decrease of $65.4 million in cash paid for acquisitions. This net decrease was offset by a $7.6 million increase in purchases of property and equipment.
   Cash flows from financing
     Net cash provided by financing activities was $14.6 million for the six months ended June 30, 2007, as compared to $46.7 million for the six months ended June 30, 2006. This $32.1 million decrease in net cash provided by financing activities was principally the result of a decrease of $24.9 million of excess tax benefits from stock-based compensation and a decrease of $4.1 million of proceeds from the exercise of common stock options. In addition, the overall decrease in net cash provided by financing activities resulted from $3.2 million of shares repurchased by us during the six months ended June 30, 2007 pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended June 30, 2007.
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
     As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
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
     The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements. We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for our clearinghouse services could change in ways that we cannot easily predict and our revenues could decline. These risks include the ability of the federal government, most notably the FCC, to:
•	increase regulatory oversight over the services we provide;

•	adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example,
o	Bellsouth Corporation filed a petition with the FCC in November 2005 seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; and

o	On June 13, 2007, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. If successful, this petition could result in the loss of one or more of our contracts with North American Portability LLC;
•	prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•	adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers;

•	appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide; and

•	prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the introduction of other services not under the contracts based upon restrictions within the contracts or in FCC policies.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
		Average	Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
Month	Shares Purchased(1)	per Share	Programs	Programs
April 1 through 30, 2007	2,267	$28.82	—	—

May 1 through 31, 2007	—	—	—	—

June 1 through 30, 2007	558	$29.69	—	—

Total	2,825	$29.00	—	—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s stock incentive plan, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of NeuStar was held on July 9, 2007.
     The stockholders voted on proposals to (1) elect two Class III directors and (2) to ratify the Audit Committee selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007.
     Both nominees for election to the Board as Class III directors were elected to serve until the Annual Meeting in 2010 and until their respective successors are elected and qualified, or until the earlier of the director’s death, resignation or retirement. The stockholders also ratified the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007.
     The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors
Nominee	For*	Withheld*
Jeffrey E. Ganek	68,876,580	477,585
Hellene S. Runtagh	69,237,043	117,122

	For*	Against*	Abstain*
Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended December 31, 2007	69,305,093	19,923	29,149

*	The votes cast are an aggregate of the holders of our Class A common stock and Class B common stock, which voted together as a single class on the matters put up for a vote at our 2007 Annual Meeting of Stockholders.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).

10.2.4	Amendment, entered into as of June 1, 2007, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10.2.5	Amendment, entered into as of June 1, 2007, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10.3.3	Amendment to National Thousands-Block Pooling Administration Agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.3	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.6	Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., as amended.

10.45	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).†

10.46	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).†

10.47
Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to (a) Exhibit 99.3 to NeuStar’s report on Form 8-K, filed March 5, 2007 (File No. 001-32548) and (b) Exhibit 99.3 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).†

10.49	Form of Nonqualified Stock Option Agreement, incorporated herein by reference to Exhibit 99.4 to NeuStar’s report on Form 8-K, filed March 5, 2007 (File No. 001-32548).†

10.50	Summary Description of Non-Management Director Compensation.†

10.51	NeuStar, Inc. 2005 Stock Incentive Plan.†

10.52	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005.†

10.53	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005.†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: August 7, 2007	By:	/s/ Jeffrey A. Babka
Jeffrey A. Babka
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).

10.2.4	Amendment, entered into as of June 1, 2007, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10.2.5	Amendment, entered into as of June 1, 2007, to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc.**

10.3.3	Amendment to National Thousands-Block Pooling Administration Agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.3	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.6	Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., as amended.

10.45	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).†

10.46	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).†

10.47
Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to (a) Exhibit 99.3 to NeuStar’s report on Form 8-K, filed March 5, 2007 (File No. 001-32548) and (b) Exhibit 99.3 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).†

10.49	Form of Nonqualified Stock Option Agreement, incorporated herein by reference to Exhibit 99.4 to NeuStar’s report on Form 8-K, filed March 5, 2007 (File No. 001-32548).†

10.50	Summary Description of Non-Management Director Compensation.†

10.51	NeuStar, Inc. 2005 Stock Incentive Plan.†

10.52	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005.†

10.53	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005.†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.