Form 10-Q
period 2007-09-30
NEUSTAR INC
filed 2007-11-05
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 76,900,652 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at October 31, 2007.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 (unaudited)

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2007

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2007

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

Signatures

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,242	$118,381
Restricted cash	—	139
Short-term investments	19,010	27,625
Accounts receivable, net of allowance for doubtful accounts of $1,103 and $1,276, respectively	53,108	71,853
Unbilled receivables	810	247
Notes receivable	1,994	2,116
Prepaid expenses and other current assets	6,945	10,068
Deferred costs	6,032	7,813
Income tax receivable	893	3,081
Deferred tax assets	7,641	15,519

Total current assets	135,675	256,842

Property and equipment, net	42,678	51,727
Goodwill	205,855	203,629
Intangible assets, net	51,196	40,414
Notes receivable, long-term	2,918	1,315
Deferred costs, long-term	4,411	4,105
Deferred tax assets, long-term	4,500	—
Other assets	1,026	5,367

Total assets	$448,259	$563,399

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,619	$6,627
Accrued expenses	49,460	41,494
Deferred revenue	22,923	32,384
Notes payable	768	2,471
Capital lease obligations	4,367	2,577
Accrued restructuring reserve	368	401
Other liabilities	200	100

Total current liabilities	81,705	86,054

Deferred revenue, long-term	17,921	18,023
Notes payable, long-term	174	6,037
Capital lease obligations, long-term	3,751	3,261
Accrued restructuring reserve, long-term	2,206	1,899
Deferred tax liabilities, long-term	—	1,912
Other liabilities, long-term	1,356	3,301

Total liabilities	107,113	120,487

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 74,351,200 and 76,822,350 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	74	77
Class B common stock, par value $0.001; 100,000,000 shares authorized; 18,330 and 4,538 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	—	—
Additional paid-in capital	243,395	285,511
Treasury stock, 756 and 98,509 shares at December 31, 2006 and September 30, 2007, respectively, at cost	(22)	(3,194)
Retained earnings	97,699	160,518

Total stockholders’ equity	341,146	442,912

Total liabilities and stockholders’ equity	$448,259	$563,399

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue:
Addressing	$28,645	$28,451	$75,507	$82,311
Interoperability	13,550	15,191	40,911	43,153
Infrastructure and other	40,314	67,115	124,517	182,434

Total revenue	82,509	110,757	240,935	307,898

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	21,591	24,093	62,422	70,417
Sales and marketing	12,185	16,317	32,754	52,602
Research and development	4,625	5,977	12,782	19,297
General and administrative	9,966	12,978	25,551	35,018
Depreciation and amortization	6,212	9,498	16,493	27,937

	54,579	68,863	150,002	205,271

Income from operations	27,930	41,894	90,933	102,627
Other (expense) income:
Interest expense	(240)	(504)	(927)	(1,218)
Interest and other income	1,328	1,123	2,729	3,196

Income before minority interest and income taxes	29,018	42,513	92,735	104,605
Minority interest	—	—	(95)	—

Income before income taxes	29,018	42,513	92,640	104,605
Provision for income taxes	11,914	16,811	37,299	41,786

Net income	$17,104	$25,702	$55,341	$62,819

Net income per common share:
Basic	$0.23	$0.34	$0.77	$0.83

Diluted	$0.22	$0.32	$0.71	$0.79

Weighted average common shares outstanding:
Basic	73,042	76,461	71,849	75,664

Diluted	78,399	79,272	78,096	79,120

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2007
Operating activities:
Net income	$55,341	$62,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,493	27,937
Stock-based compensation	8,650	11,589
Amortization of deferred financing costs	5	115
Excess tax benefits from stock-based compensation	(42,419)	(17,997)
Deferred income taxes	2,852	1,737
Provision for doubtful accounts	1,070	1,876
Minority interest	95	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,926)	(22,490)
Unbilled receivables	6,253	563
Notes and securitized notes receivable	(4,311)	1,481
Prepaid expenses and other current assets	731	(519)
Deferred costs	(379)	(1,475)
Income tax receivable	33,873	16,581
Other assets	393	(57)
Other liabilities	—	48
Accounts payable and accrued expenses	(2,429)	(1,774)
Accrued restructuring reserve	(416)	(274)
Deferred revenue	1,485	8,889

Net cash provided by operating activities	61,361	89,049

Investing activities:
Purchases of property and equipment	(10,183)	(20,718)
Sales of investments, net	(35,505)	(8,615)
Business acquired, net of cash	(66,925)	(1,569)

Net cash used in investing activities	(112,613)	(30,902)

Financing activities:
Disbursement of restricted cash	(14)	(139)
Principal repayments on notes payable	(1,126)	(2,522)
Principal repayments on capital lease obligations	(4,535)	(3,705)
Proceeds from exercise of common stock options	14,034	12,533
Excess tax benefits from stock-based compensation	42,419	17,997
Repurchase of restricted stock awards	—	(3,172)

Net cash provided by financing activities	50,778	20,992

Net (decrease) increase in cash and cash equivalents	(474)	79,139
Cash and cash equivalents at beginning of period	27,529	39,242

Cash and cash equivalents at end of period	$27,055	$118,381

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the evaluation of goodwill and intangible assets for potential impairment, including changes in market conditions which could affect the estimated fair values of our reporting units, the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts. Actual results could differ from those estimates.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill is required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of the Company’s annual impairment test, the Company has identified and assigned goodwill to two reporting units, Clearinghouse Services and Next Generation Messaging (NGM) Services.
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on this implied fair value to determine the magnitude of the impairment. If the Company determines that an impairment has occurred, the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no impairment charges recognized during the three and nine months ended September 30, 2006 and 2007.
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
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined using customary valuation techniques, such as a discounted cash flow analysis. There were no impairment charges recognized during the three and nine months ended September 30, 2006 and 2007.
Revenue Recognition
     The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
policies are in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. The Company provides the following services pursuant to various private commercial and government contracts.
     Addressing
     The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. Under the Company’s contract to serve as the National Pooling Administrator, the Company is reimbursed for costs incurred plus a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract based on costs incurred plus a pro rata amount of the fixed fee. In the event the Company estimates losses on any of its fixed fee contracts, the Company recognizes these losses in the period in which a loss becomes apparent.
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
     Interoperability
     The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability under its long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per-transaction fee basis as the services are performed. The Company provides order management services, consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation are not considered separate deliverables; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Service Level Standards
     Pursuant to certain of the Company’s contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. The Company records a provision for these performance-related penalties when it becomes aware that required service levels that would trigger such a penalty have not been met, which results in a corresponding reduction to revenue.
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
     Deferred costs represent direct labor related to professional services incurred for the setup and implementation of contracts. These costs are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs also include royalties paid related to the Company’s U.S. Common Short Code services, which are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs are classified as such on the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated balance sheets.
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company has elected to adopt the alternative method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the nine months ended September 30, 2006 and 2007, the Company presented $42.4 million and $18.0 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Comprehensive Net Income
     There were no material differences between net income and comprehensive net income for the three and nine months ended September 30, 2006 and 2007.
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
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill consists of the following (in thousands):

	December 31,	September 30,
	2006	2007
		(unaudited)

Goodwill	$205,855	$203,629

     Intangible assets consist of the following (in thousands):

			Weighted-Average
	December 31,	September 30,	Amortization Period
	2006	2007	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$43,467	$43,740	5.7
Accumulated amortization	(5,817)	(13,156)

Customer lists and relationships, net	37,650	30,584

Acquired technology	16,808	17,069	3.1
Accumulated amortization	(3,416)	(7,343)

Acquired technology, net	13,392	9,726

Trade names	200	200	3.0
Accumulated amortization	(46)	(96)

Trade names, net	154	104

Intangible assets, net	$51,196	$40,414

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.8 million and $3.7 million for the three months ended September 30, 2006 and 2007, respectively, and $3.6 million and $11.3 million for the nine months ended September 30, 2006 and 2007, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008, 2009, 2010, and 2011, is expected to be approximately $14.9 million, $13.2 million, $11.0 million, $6.5 million, and $5.0 million, respectively.
5. NOTES PAYABLE
     On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Until February 6, 2007, the Company had a revolving credit facility, which provided it with up to $15 million in available credit. The commitments under this credit agreement were terminated simultaneous with the closing of the 2007 Credit Facility on February 6, 2007. Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of September 30, 2007, but available borrowings were reduced by letters of credit of $12.4 million outstanding on that date.
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
6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs), and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares that would otherwise be available for issuance under the 1999 Plan. As of September 30, 2007, 4,167,422 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) was $3.3 million and $4.1 million for the three months ended September 30, 2006 and 2007, respectively, and $8.7 million and $11.6 million for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $30.7 million, which the Company expects to recognize over a weighted average period of approximately 2.3 years. Total unrecognized compensation expense as of September 30, 2007 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three and nine months ended September 30, 2006 and 2007, as well as for option grants during all prior periods. The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 and 2007 was $12.18 and $11.59, respectively, and for options granted during the nine months ended September 30, 2006 and 2007 was $12.24 and $11.59, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2006 and 2007, and a discussion of the Company’s assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	39.11%	32.81%	38.68%	33.25%
Risk-free interest rate	4.94%	4.46%	4.68%	4.46%
Expected life of options (in years)	4.60	4.60	4.56	4.61
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
     The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2007:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2006	7,916,728	$10.83
Options granted	815,630	32.60
Options exercised	(2,235,525)	5.61
Options canceled	(630,275)	20.07

Outstanding September 30, 2007	5,866,558	14.85

Exercisable at September 30, 2007	3,475,089	7.90

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $135.0 million and $55.8 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of September 30, 2007 was $114.1 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of September 30, 2007 was $91.7 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of September 30, 2007

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was 5.42 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of September 30, 2007 was 4.74 years.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2006	103,223	$31.41
Granted	13,300	30.84
Vested	(25,247)	31.42
Forfeited	(15,850)	30.78

Non-vested September 30, 2007	75,426	31.44

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock incentive plans at September 30, 2007 was $2.6 million. During the three and nine months ended September 30, 2007, the Company repurchased 506 shares and 6,040 shares of common stock, respectively, for an aggregate purchase price of approximately $15,900 and $183,000 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Restricted Stock Units
     During the nine months ended September 30, 2007, the Company granted approximately 322,290 PVRSUs to certain employees with an aggregate fair value of $10.5 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The performance conditions affect the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% of the target will be achieved. The fair value is measured by the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs expected to vest.
     The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2006	—	$—
Granted	322,290	32.59
Vested	—	—
Forfeited	(18,810)	32.59

Non-vested September 30, 2007	303,480	32.59

     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at September 30, 2007 was $9.9 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
     In July 2006, the Compensation Committee of the board of directors issued 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose term did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was on July 27, 2006. In August 2007, the Company’s non-management directors were issued 30,828 restricted stock units, with an aggregate intrinsic value on the grant date of approximately $900,000.
     These restricted stock units fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units are automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service. Following the resignation of two of the Company’s directors on July 26, 2006 and April 10, 2007, respectively, a total of 6,518 restricted stock units were forfeited.
     The aggregate intrinsic value for the remaining 51,480 non-vested restricted stock units as of September 30, 2007 was approximately $1.8 million.
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
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 506 shares and 97,753 shares during the three and nine months ended September 30, 2007, respectively, with a total market value of $15,900 and $3.2 million, respectively, from previously granted restricted stock awards and phantom stock units for settlement of employee tax liabilities pursuant to the Company’s stock incentive plans as discussed previously in this Note 6, and these shares were accounted for as treasury stock.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Computation on basic net income per common share:
Net income	$17,104	$25,702	$55,341	$62,819

Weighted average common shares outstanding — basic	73,042	76,461	71,849	75,664

Basic net income per common share	$0.23	$0.34	$0.77	$0.83

Computation on diluted net income per common share:
Net income	$17,104	$25,702	$55,341	$62,819

Weighted average common shares outstanding — basic	73,042	76,461	71,849	75,664
Effect of dilutive securities:
Stock-based awards	5,357	2,811	6,247	3,456

Weighted average common shares outstanding — diluted	78,399	79,272	78,096	79,120

Diluted net income per common share	$0.22	$0.32	$0.71	$0.79

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
     On November 27, 2006, the Company acquired Followap Inc. (Followap) and became a provider of next-generation communications solutions for mobile network operators by delivering instant messaging, presence, multimedia gateways, and inter-carrier messaging hubs. As a result of the Followap acquisition, the Company began accumulating discrete financial information with respect to separate service lines with separate reportable segments as defined by SFAS No. 131. The Company operated in two reportable business segments for the three and nine months ended September 30, 2007, Clearinghouse Services and Next Generation Messaging (NGM) Services, and only one business segment, Clearinghouse Services, for the corresponding periods ended September 30, 2006.
     Information for the three months ended September 30, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse
	Services	NGM Services	Consolidated Total
Revenue	$108,960	$1,797	$110,757
Income (loss) from operations	$51,506	$(9,612)	$41,894

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Information for the nine months ended September 30, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse
	Services	NGM Services	Consolidated Total
Revenue	$304,013	$3,885	$307,898
Income (loss) from operations	$128,683	$(26,056)	$102,627
     Information as of September 30, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse
	Services	NGM Services	Consolidated Total
Total assets	$396,303	$167,096	$563,399
Goodwill	$87,821	$115,808	$203,629
Intangible assets	$16,669	$23,745	$40,414
9. INCOME TAXES
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $2.2 million of unrecognized tax benefits on a gross basis or $0.8 million on a tax effected basis. At September 30, 2007, the Company had unrecognized tax benefits of $1.4 million on a tax effected basis. All of the unrecognized tax benefits would affect the Company’s effective tax rate if recognized.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, there was approximately $202,000 of accrued interest related to uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.8 million over the next 12 months due to the expiration of certain statutes of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in Part I, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006 and in subsequent periodic and current reports filed with the Securities and Exchange Commission, including Part II, “Item 1A. Risk Factors” and elsewhere in this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     We experienced continued growth during the third quarter of 2007. Total revenue for the quarter increased 34% as compared to the third quarter of 2006. Under our contracts to provide telephone number portability services in the United States, we processed 83.2 million transactions during the quarter, representing growth of 40% over the third quarter of 2006.
     During the third quarter, we continued to build upon our domain name systems (DNS) service offerings, especially NeuStar Ultra Services. We recognized $7.7 million of revenue from NeuStar Ultra Services in the third quarter of 2007, an increase of $2.3 million from the corresponding period in 2006 and increased our customer base to over 2,800 customers.
     We also continued to integrate the business we acquired from Followap Inc. in November 2006. This business, now known as NeuStar NGM Services, produced $1.8 million of revenue and $11.4 million of operating expenses in this quarter.
Recent Developments
     In September 2007, the Federal Communications Commission, or FCC, awarded us the contract to serve as the National Pooling Administrator, a role in which we have served since 2001. Under this new contract, we will continue to perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this new contract provide that we are reimbursed for costs incurred plus a fixed fee associated with the administration of the pooling system. The initial contract term is two years, commencing in August 2007, and provides three one-year extension options that are exercisable at the election of the FCC.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. See the information in our filings with the Securities and Exchange Commission from time to time, including Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in our subsequent periodic and current reports, for certain matters that may bear on our future results of operations. We discuss our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates in 2007, except as follows:
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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.
Goodwill and Intangible Assets
     We have made numerous acquisitions, including the 2006 acquisitions of UltraDNS Corporation and Followap Inc., resulting in our recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill is required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse segment and our NGM segment.

     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, we perform internal valuation analyses and consider other market information that is publicly available, and we may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on this implied fair value to determine the magnitude of the impairment. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.
     The goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge, and such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet.
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
     Of the total purchase price, $9.3 million was allocated to net tangible assets acquired and $20.0 million was allocated to definite-lived intangible assets acquired. We utilized a third party valuation specialist to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. We are amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.
   Followap Inc.
     On November 27, 2006, we acquired Followap Inc. for $139.0 million in cash and acquisition costs of $1.8 million along with the assumption and payment of certain Followap debt and other liabilities of $5.6 million.

The acquisition further expanded our Internet Protocol technologies, which is a key strategic initiative for us. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Of the total cash consideration, approximately $14.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. Following resolution of any indemnification claims, all funds remaining in the account will be distributed to the former stockholders of Followap in accordance with the acquisition agreement on the first anniversary of the acquisition.
     Of the total estimated purchase price, a preliminary estimate of $0.1 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. We utilized a third party valuation in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. We are amortizing the value of the Followap customer relationships using an accelerated basis over five years and the value of the acquired technology on a straight-line basis over 3 years.
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

Consolidated Results of Operations
     As a result of our acquisition of Followap on November 27, 2006, our financial results for the third quarter of 2007 contain segment information for our NGM business. Prior to 2007, we operated in one business segment. In the following comparison of financial results, we discuss the operations of both of our business segments on a consolidated basis. A separate discussion of the financial performance of our NGM business segment is set forth below under the heading “Additional Information Regarding NGM Segment.”
      Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007
     The following table presents an overview of our results of operations for the three months ended September 30, 2006 and 2007.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
		(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$28,645	$28,451	$(194)	(0.7)%
Interoperability	13,550	15,191	1,641	12.1
Infrastructure and other	40,314	67,115	26,801	66.5

Total revenue	82,509	110,757	28,248	34.2

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	21,591	24,093	2,502	11.6
Sales and marketing	12,185	16,317	4,132	33.9
Research and development	4,625	5,977	1,352	29.2
General and administrative	9,966	12,978	3,012	30.2
Depreciation and amortization	6,212	9,498	3,286	52.9

	54,579	68,863	14,284	26.2

Income from operations	27,930	41,894	13,964	50.0
Other (expense) income:
Interest expense	(240)	(504)	(264)	110.0
Interest and other income	1,328	1,123	(205)	(15.4)

Income before income taxes	29,018	42,513	13,495	46.5
Provision for income taxes	11,914	16,811	4,897	41.1

Net income	$17,104	$25,702	$8,598	50.3%

Net income attributable to common stockholders per common share:
Basic	$0.23	$0.34

Diluted	$0.22	$0.32

Weighted average common shares outstanding:
Basic	73,042	76,461

Diluted	78,399	79,272

Revenue
     Total revenue. Total revenue increased $28.2 million due primarily to increased infrastructure transactions under our contracts to provide telephone number portability services in the United States.
     Addressing. Addressing revenue decreased $0.2 million due primarily to a $5.7 million decrease in addressing revenue from our contracts to provide telephone number portability services in the United States. We believe that this reduction in addressing revenue was due to a return to normal network expansion activities by carriers from unusually high levels in the third quarter of 2006, and the reduced pricing under these contracts that went into effect on January 1, 2007. This decrease in revenue was offset by increased revenue from DNS services of $3.2 million, consisting of a $2.3 million increase in revenue from increased use of our NeuStar Ultra Services, and a $0.9 million increase in revenue from increased domain names under management. In addition, revenue from U.S. Common Short Codes increased $1.9 million due to an increased number of subscribers for short codes.
     Interoperability. Interoperability revenue increased $1.6 million due primarily to a $0.7 million increase in revenue under our contracts to provide telephone number portability in Canada, which was driven by expansion of our services in Canada to include wireless number portability, and a $0.6 million increase from our order management services. These increases were offset by a decrease of $0.3 million in revenue from telephone number portability services in the United States. In addition, interoperability revenue from our NGM business segment was $0.6 million, for which there was no corresponding revenue in the third quarter of 2006.
     Infrastructure and other. Infrastructure and other revenue increased $26.8 million due primarily to an increase in the demand for our network management services. Of this increase, $24.8 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, wireless technology upgrades, carrier vendor changes and network optimization. In addition, infrastructure revenue from our NGM business segment was $1.2 million, for which there was no corresponding revenue in the third quarter of 2006.
      Expense
     Cost of revenue. Cost of revenue increased $2.5 million due to growth in personnel and royalties related to our U.S. Common Short Code services. Of this amount, personnel and personnel-related expense increased $0.8 million. Included in personnel and personnel-related expense for the three months ended September 30, 2007 is $0.5 million in stock-based compensation expense, which is unchanged from the stock-based compensation expense recognized for the three months ended September 30, 2006. In addition, royalty expenses related to U.S. Common Short Code services and revenue share costs associated with our Internet domain names and registry gateway services collectively increased $1.7 million as revenues from these services has increased.
     Sales and marketing. Sales and marketing expense increased $4.1 million predominantly due to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings, NGM services and new business development opportunities, including international expansion. Personnel and personnel-related expense accounted for $3.1 million of this increase. Included in personnel-related expense for the three months ended September 30, 2007 is $1.4 million in stock-based compensation expense, as compared to $1.0 million in stock-based compensation expense for the three months ended September 30, 2006. In addition, external costs related to branding and product launch accounted for $0.5 million of the increase.
     Research and development. Research and development expense increased $1.4 million due to additions to our research and development team to support our service offerings. Specifically, personnel and personnel-related expense increased $1.2 million over the comparable quarter in 2006. Included in personnel-related expense for the three months ended September 30, 2007 is $0.5 million in stock-based compensation expense, as compared to $0.3 million in stock-based compensation expense for the three months ended September 30, 2006.

     General and administrative. General and administrative expense increased $3.0 million primarily due to increased headcount and costs incurred to support business growth and ongoing operations. Specifically, personnel and personnel-related expense increased $2.0 million. Included in personnel-related expense for the three months ended September 30, 2007 is $1.7 million in stock-based compensation expense, as compared to $1.4 million for the three months ended September 30, 2006. In addition, general and administrative costs increased $1.0 million due to office expansion for increased headcount.
     Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2007 increased $3.3 million as compared to the three months ended September 30, 2006, primarily due to a $2.0 million increase in the amortization of identified intangibles resulting from our business acquisitions. In addition, we experienced a $1.3 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Interest expense. Interest expense for the three months ended September 30, 2007 increased $0.3 million as compared to the three months ended September 30, 2006 due primarily to higher average balances under notes payable.
     Interest and other income. Interest and other income for the three months ended September 30, 2007 decreased $0.2 million as compared to the three months ended September 30, 2006 due to lower average balances held for short-term investment.
     Provision for income taxes. Income tax provision for the three months ended September 30, 2007 increased $4.9 million compared to the three months ended September 30, 2006 due primarily to an increase in income from operations. Our annual effective statutory tax rate decreased to 39.5% for the three months ended September 30, 2007 from 41.1% for the three months ended September 30, 2006.
Additional Information regarding NGM Segment
     The following discussion focuses on the performance of our NGM business segment for the three months ended September 30, 2007. The NGM business segment resulted from our acquisition of Followap in November 2006. As such, there are no comparable results for the three months ended September 30, 2006.
     NGM Revenue. NGM revenue totaled approximately $1.8 million for the three months ended September 30, 2007.
     Operating expense. NGM operating expense is comprised primarily of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization expenses. Operating expense for the three months ended September 30, 2007 totaled approximately $11.4 million. The components of each of these categories of expense are identical to those in our Clearinghouse segment. For a description of the components of each category of expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Segment loss from operations. Segment loss from operations for the NGM segment totaled approximately $9.6 million for the three months ended September 30, 2007.

     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007
     The following table presents an overview of our results of operations for the nine months ended September 30, 2006 and 2007.

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$75,507	$82,311	$6,804	9.0%
Interoperability	40,911	43,153	2,242	5.5
Infrastructure and other	124,517	182,434	57,917	46.5

Total revenue	240,935	307,898	66,963	27.8

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	62,422	70,417	7,995	12.8
Sales and marketing	32,754	52,602	19,848	60.6
Research and development	12,782	19,297	6,515	51.0
General and administrative	25,551	35,018	9,467	37.1
Depreciation and amortization	16,493	27,937	11,444	69.4

	150,002	205,271	55,269	36.8

Income from operations	90,933	102,627	11,694	12.9
Other (expense) income:
Interest expense	(927)	(1,218)	(291)	31.4
Interest and other income	2,729	3,196	467	17.1

Income before minority interest and income taxes	92,735	104,605	11,870	12.8
Minority interest	(95)	—	95	100.0

Income before income taxes	92,640	104,605	11,965	12.9
Provision for income taxes	37,299	41,786	4,487	12.0

Net income	$55,341	$62,819	$7,478	13.5%

Net income attributable to common stockholders per common share:
Basic	$0.77	$0.83

Diluted	$0.71	$0.79

Weighted average common shares outstanding:
Basic	71,849	75,664

Diluted	78,096	79,120

     Revenue
     Total revenue. Total revenue increased $67.0 million due primarily to increases in infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.
     Addressing. Addressing revenue increased $6.8 million due to the expanded range of DNS services we offer as a result of our acquisition of UltraDNS Corporation in April 2006, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $15.3 million, consisting of a $12.8 million increase in revenue from increased use of our NeuStar Ultra Services, and a $2.5 million increase in revenue from increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $6.6 million due to an increased number of subscribers for U.S. Common Short Codes. These increases were offset by a decrease of $14.7 million in revenue under our contracts to provide telephone number portability services in the United States. We believe that this reduction in addressing revenue was due to a return to normal network expansion activities by carriers from unusually high levels in 2006, and the reduced pricing under these contracts that went into effect on January 1, 2007.
     Interoperability. Interoperability revenue increased $2.2 million due predominantly to increased demand for telephone number portability services in Canada as we expanded our services in Canada to include wireless number portability. Specifically, revenue from telephone number portability services in Canada increased $5.5 million in the nine months ended September 30, 2007, as compared to the corresponding period in 2006. In addition, interoperability revenue from our NGM business segment for the nine months ended September 30, 2007 was $1.1 million, for which there was no corresponding revenue in 2006. These increases were offset by a decrease in revenue of $3.1 million under our contracts to provide telephone number portability services in the United States, as well as a decrease in revenue of $1.3 million from our order management services.
     Infrastructure and other. Infrastructure and other revenue increased $57.9 million due primarily to an increase in the demand for our network management services. Of this increase, $56.0 million was attributable to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization. In addition, infrastructure revenue from our NGM business segment was $2.8 million for which there was no corresponding revenue in 2006. These increases were offset by a decrease of $0.9 million in revenue resulting from connection fees and other revenues under our contracts to provide telephone number portability services in the United States.
     Expense
     Cost of revenue. Cost of revenue increased $8.0 million due to growth in personnel and increased contractor costs to support higher transaction volumes and royalties related to our U.S. Common Short Code services. Of this increase, $2.2 million is due to personnel and personnel-related expense as a result of increased headcount to support our customer deployment, software engineering and operations groups. Included in personnel and personnel-related expense for the nine months ended September 30, 2007 is $1.4 million in stock-based compensation expense, which is unchanged from the stock-based compensation expense recorded for the nine months ended September 30, 2006. Contractor costs for software maintenance activities and managing industry changes to our clearinghouse, as well as general data center facility costs, collectively increased $1.2 million. Cost of revenue increased $4.7 million due to royalty expenses related to U.S. Common Short Code services and revenue share cost associated with our Internet domain names and registry gateway services.
     Sales and marketing. Sales and marketing expense increased $19.8 million due primarily to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings, NGM services and new business development opportunities, including international expansion. Of this increase, $14.5 million is attributable to personnel and personnel-related expense. Included in personnel-related expense for the nine months ended September 30, 2007 is $4.0 million in stock-based compensation expense, as compared to $2.8 million for the nine months ended September 30, 2006. In addition, external costs related to branding, product launch and industry events and other general marketing expense accounted for $4.3 million of the increase.
     Research and development. Research and development expense increased $6.5 million due primarily to additions to our research and development team to support our service offerings. Of this increase, $5.9 million is attributable to personnel and personnel-related expense resulting from increased headcount. Included in personnel-related expense for the nine months ended September 30, 2007 is $1.4 million in stock-based compensation expense, as compared to $0.9 million for the nine months ended September 30, 2006. In addition, external costs to augment internal research and development resources increased $0.6 million.
     General and administrative. General and administrative expense increased $9.5 million primarily due to costs incurred to support business growth. Of this increase, $5.9 million was attributable to personnel and personnel-related expense resulting from increased headcount. Included in personnel-related expense for the nine months ended September 30, 2007 is $4.8 million in stock-based compensation expense, as compared to $3.5 million for the nine months ended September 30, 2006. This increase was further augmented by the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006 for which there was no comparable expense in the nine months ended September 30, 2007. In addition, general and administrative facility costs increased $1.6 million due to office expansion for the increased headcount.
     Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2007 increased $11.4 million as compared to the nine months ended September 30, 2006, due predominantly to a $7.8 million increase in the amortization of identified intangibles as a result of our acquisitions of UltraDNS and Followap, and a $3.6 million increase in depreciation and amortization expense relating to additional capital assets to support operations.
     Interest expense. Interest expense for the nine months ended September 30, 2007 increased $0.3 million as compared to the nine months ended September 30, 2006 due primarily to higher average balances under notes payable.
     Interest and other income. Interest and other income for the nine months ended September 30, 2007 increased $0.5 million as compared to the nine months ended September 30, 2006 due to higher yields on average combined cash and short-term investment balances.
     Provision for income taxes. Income tax provision for the nine months ended September 30, 2007 increased $4.5 million as compared to the nine months ended September 30, 2006 due primarily to an increase in income from operations. Our annual effective statutory tax rate decreased to 39.9% for the nine months ended September 30, 2007 from 40.3% for the nine months ended September 30, 2006.
Additional Information regarding NGM Segment
     The following discussion focuses on the performance of our NGM business segment for the nine months ended September 30, 2007. The NGM business segment resulted from our acquisition of Followap in November 2006. As such, there are no comparable results for the nine months ended September 30, 2006.
     NGM Revenue. NGM revenue totaled approximately $3.9 million for the nine months ended September 30, 2007.
     Operating expense. NGM operating expense is comprised primarily of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization expenses. Operating expense for the nine months ended September 30, 2007 totaled approximately $29.9 million. The components of each of these categories of expense are identical to those in our Clearinghouse segment. For a description of the components of each category of expense, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Segment loss from operations. Segment loss from operations for the NGM segment totaled approximately $26.1 million for the nine months ended September 30, 2007.
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
     Total cash and cash equivalents and short-term investments were $146.0 million at September 30, 2007, an increase from $58.3 million at December 31, 2006. This increase was due primarily to cash provided by operating activities and cash provided by financing activities.
     On February 6, 2007, we entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million. As of September 30, 2007, there were no borrowings outstanding under the new credit agreement, but available borrowings were reduced by outstanding letters of credit of $12.4 million. This credit facility replaced our previous $15 million revolving credit facility.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations and excess tax benefits included in financing activities will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the nine months ended September 30, 2007 was $89.0 million, as compared to cash provided by operating activities of $61.4 million for the nine months ended September 30, 2006. This $27.7 million increase was principally the result of a $24.4 million reduction to the cash outflow relating to excess tax benefits from stock-based compensation, an increase in other non-cash adjustments of $14.1 million, and a $7.5 million increase in net income. These increases were offset by a decrease of net changes in operating assets and liabilities of $18.3 million.
      Cash flows from investing
     Net cash used in investing activities for the nine months ended September 30, 2007 was $30.9 million, as compared to $112.6 million for the nine months ended September 30, 2006. This $81.7 million decrease in net cash used in investing activities was principally due to a decrease of $65.4 million in cash paid for acquisitions and a $26.9 decrease in the purchase of short-term investments. This net decrease was offset by a $10.5 million increase in purchases of property and equipment.
      Cash flows from financing
     Net cash provided by financing activities was $21.0 million for the nine months ended September 30, 2007, as compared to $50.8 million for the nine months ended September 30, 2006. This $29.8 million decrease in net cash provided by financing activities was principally the result of a decrease of $24.4 million of excess tax benefits from stock-based compensation and a decrease of $1.5 million of proceeds from the exercise of common stock options. In addition, the overall decrease in net cash provided by financing activities resulted from $3.2 million of shares repurchased by us during the nine months ended September 30, 2007 pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended September 30, 2007.
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
     As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and subsequent reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Month	Shares Purchased(1)	per Share	Programs	Programs
July 1 through 31, 2007	—	—	—	—
August 1 through 31, 2007	—	—	—	—
September 1 through 30, 2007	506	31.38	—	—
Total	506	31.38	—	—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s stock incentive plan, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.**

10.3	National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.**

10.4.4	Amendments to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.31.1	Amendment to Credit Agreement among NeuStar, Inc., JP Morgan Chase Bank, N.A. and other lenders.

10.99	Amendments to National Thousands-Block Pooling Administration Agreement awarded to NeuStar, Inc. by the Federal Communications Commission which expired as of August 14, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: November 5, 2007	By:	/s/ Jeffrey A. Babka
Jeffrey A. Babka
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s report on Form 8-K, filed July 13, 2007 (File No. 001-32548).

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.**

10.3	National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.**

10.4.4	Amendments to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.31.1	Amendment to Credit Agreement among NeuStar, Inc., JP Morgan Chase Bank, N.A. and other lenders.

10.99	Amendments to National Thousands-Block Pooling Administration Agreement awarded to NeuStar, Inc. by the Federal Communications Commission which expired as of August 14, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.