Form 10-K
period 2007-12-31
NEUSTAR INC
filed 2008-02-28
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 001-32548

NeuStar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2141938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46000 Center Oak Plaza Sterling, Virginia (Address of principal executive offices)	20166 (Zip Code)

(571) 434-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 15, 2008, 77,376,970 shares of NeuStar Class A common stock were outstanding and 4,538 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2007 was approximately $2.19 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2007.

Unless the context requires otherwise, references in this report to “NeuStar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We provide the communications industry with essential clearinghouse services. Our customers use the databases we contractually maintain in our clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. We operate the authoritative directories that manage virtually all telephone area codes and numbers, and we enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Nextel Corporation, and AT&T Corp., must access our clearinghouse to properly route virtually all of their customers’ calls. We provide clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, we provide domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and we manage the authoritative directories for the .us and .biz Internet domains. We operate the authoritative directory for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry, and provide solutions used by mobile network operators worldwide to enable mobile instant messaging for their end users.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution that the communications industry relies upon to meet this mandate, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide the communications industry with critical technology services that solve the addressing, interoperability and infrastructure needs of CSPs. These services are used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. We enable CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure. We enable CSPs to more efficiently manage their networks by centrally managing certain critical data they use to route communications over their networks.

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

Our Clearinghouse

We provide our services from a set of unique databases, systems and platforms in geographically dispersed data centers, which we refer to collectively as our clearinghouse. Our clearinghouse has been designed to provide substantial advantages in meeting the challenges facing the communications industry for both traditional voice and IP networks. First, our clearinghouse databases and capabilities provide competing CSPs with fair, equal and secure access to essential shared resources such as telephone numbers and domain names. This sharing of data is critical for locating end-users and establishing their identity. Second, our clearinghouse databases and capabilities serve as an authoritative directory to ensure proper routing of voice, advanced data applications and IP-based communications, such as mobile instant messaging, regardless of originating or terminating technologies. Third, our clearinghouse allows CSPs access through standard interfaces. Our clearinghouse also enables connections to authoritative operating data for CSPs and providers of other service elements, including content, entertainment and financial transactions. As a result, our clearinghouse facilitates advanced services, such as multi-media content services and mobile instant messaging. Finally, our services facilitate the management of networks and services, including the deployment of new technologies and protocols, the balancing of communications traffic across a CSP’s internal networks, network consolidation, and the control of instant messaging services, which promote a CSP’s ability to create differentiated and value-added services.

To ensure our role as a provider of essential services to the communications industry, we designed our clearinghouse to be:

•	Reliable. Our clearinghouse services depend on complex technology that is designed to deliver reliability consistent with telecommunications industry standards. Under our contracts, we have committed to our customers to deliver high quality services across numerous measured and audited service levels, such as system availability, response times for help desk inquiries and billing accuracy, consistent with telecommunications industry standards.

•	Scalable. The modular design of our clearinghouse enables capacity expansion without service interruption or quality of service degradation, and with incremental investment that provides significant economies of scale.

•	Neutral. We provide our services in a competitively neutral way to ensure that no one telecommunications service provider, telecommunications industry segment or technology or group of telecommunications customers is favored over any other. Moreover, we have committed not to be a telecommunications service provider in competition with our customers.

•	Trusted. The data we collect are important and proprietary. Accordingly, we have appropriate procedures and systems to protect the privacy and security of customer data, restrict access to the system and generally protect the integrity of our clearinghouse. Our performance with respect to neutrality, privacy and security is independently audited regularly.

NeuStar Clearinghouse Services

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

For communications to reliably reach the intended users, we believe that the communications industry requires a trusted, authoritative administrator of addressing directories to route communications. Moreover, we believe that CSPs must have fair access to shared addressing resources and must be able to access the administrator’s systems to ensure the proper routing of communications. We provide a range of addressing services to meet these needs, including:

•	Telephone Number Administration. As the North American Numbering Plan Administrator, we maintain the authoritative database of telephone numbering resources for North America. We allocate telephone numbers by geographic location and assign telephone numbers to telecommunications service providers. We administer area codes, including area code splits and overlays, and collect and forecast telephone number utilization rates by service providers. As the National Pooling Administrator, we also manage the administration of inventory and allocation of pooled blocks of unassigned telephone numbers by reassigning 1,000-number blocks of assigned but unused telephone numbers to telecommunications service providers requiring additional telephone numbers. We provide these services under fixed-fee contracts with the Federal Communications Commission, or FCC.

•	Telephone Number Pooling. In addition to the administrative functions associated with our role as the National Pooling Administrator, we also implement the administration of the allocation of pooled blocks of unassigned telephone numbers through our clearinghouse, including the reallocation of pooled blocks of telephone numbers to the consolidated network of consolidating carriers following a merger or other business combination. We are paid on a per transaction basis for this service.

•	Internet Domain Name Services.

•	Ultra Services. We provide a suite of services that play a key role in directing and managing Internet traffic and monitoring the performance of websites, enabling thousands of customers to intelligently and securely control and distribute Internet traffic, and ensuring security, scalability and reliability of websites and email. We are paid a recurring monthly fee based on contractually established monthly minimum transaction volumes, and a per transaction fee for transactions processed in excess of these monthly volumes.

•	.BIZ and .US Domains. We operate the authoritative registries of Internet domain names for the .biz and .us top level domains. All Internet communications routing to a .biz or .us address must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We are paid on a subscription basis for each name in the registries, which together currently contain over three and a half million registered domain names.

•	Registry Gateway Services. We are the exclusive provider of wholesale registration services to domain name retailers for the .cn (China) and .tw (Taiwan) Internet domains for all regions outside of the home countries. We are paid on a subscription basis for each name sold through the gateway.

•	U.S. Common Short Codes. We operate the authoritative U.S. Common Short Code registry on behalf of the leading wireless providers in the United States. A Common Short Code is a string of five or six numbers, which serves as the “address” for text messages that are sent from wireless devices to businesses or organizations on a many-to-one basis. U.S. Common Short Codes are often used by consumer brand companies and organizations to count votes using wireless devices in promotional marketing efforts, such as votes for sporting event MVPs, to register for contests and special offers, to download applications such as ring tones, and used for product awareness campaigns. We are paid on a subscription basis for each code in the registry.

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

NeuStar Next Generation Messaging Services

Mobile Instant Messaging.  We provide scalable solutions to mobile network operators worldwide, which allow them to manage instant messaging, or IM, and to create their own branded IM services. We are typically paid a monthly fee on a per-active user basis.

Operations

Sales Force and Marketing

As of December 31, 2007, our sales and marketing organization consisted of approximately 245 people who work together to proactively deliver advanced technologies and solutions to serve our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing team works closely with our sales teams to deliver comprehensive services, develop a clear and consistent corporate image and offer a full customer support system.

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

Customer Support

We provide customer support 24 hours a day, 7 days a week and 365 days a year. Customer support personnel are in charge of implementation of our service offerings from the point at which a contract is signed until the point at which our services are fully operational. Post-delivery, our staff works closely with our customers to ensure that our service level agreements are being met. They continually solicit customer feedback and are in charge of bringing together the proper internal resources to troubleshoot any problems or issues that customers may have. Performance of these individuals is measured by customer satisfaction surveys as well as by their ability to limit service downtime.

Operational Capabilities

We operate geographically diverse state-of-the-art data centers that support our services. Our data centers are custom designed for the processing and transmission of high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management, and information security. In general, we subscribe to the highest level of service and responsiveness available from each third party vendor that we use. Further, to protect the integrity of our systems, the major components of our networks are generally designed to eliminate any single point of failure.

We consistently exceed our contractual service level requirements, and our performance results are monitored internally and subjected to independent audits on a regular basis for some of our services.

Research and Development

We maintain a research and development group, the principle functions of which are to develop new services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvement to existing services focus on the challenges communicated to us by our customers related to the management of an expanding array of technologies and end-user services across a growing number of CSPs. We employ industry experts in areas of technology that we believe are key to solving these problems. Our quality control and application testing processes focus predominantly on highly technical support issues, which are identified through both internal and external feedback mechanisms, and continuous testing of our applications and system platforms to ensure uptime commensurate to service level standards we have committed to our customers. As of December 31, 2007, we had approximately 219 employees dedicated to research and development, which consists of software engineers, project managers and documentation specialists. We expense our research and development costs as incurred. Our research and development expense was $11.9 million, $17.6 million and $27.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Customers

We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc. and AT&T, Inc.; competitive local exchange carriers, such as XO Holdings, Inc. and Level 3 Communications, Inc.; wireless service providers, such as Verizon Wireless Inc., and Sprint Nextel Corporation; and long distance carriers. We also serve emerging CSPs, including Comcast Corporation, Time Warner Telecom Inc., Cox Communications, Inc. and Cbeyond, Inc., and fast-growing emerging providers of VoIP services, such as Vonage Holdings Corp.

In addition to serving traditional CSPs, we also serve a growing number of customers who are either enablers of Internet services or providers of information and content to Internet and telephone users. For example, customers for our managed DNS services include a wide range of both large and small enterprises, including registry operators, such as Afilias Limited, and e-commerce companies, such as Amazon.com, Inc. All Internet service providers rely on our Internet registry services to route all communications to .biz and .us Internet addresses. Domain name registrars, including Network Solutions, Inc., The Go Daddy Group, Inc., and Register.com, Inc. pay us for each .biz and .us domain name they register on behalf of their customers. Wireless service providers rely on our registry to route all U.S. Common Short Code communications, but the bulk of our customers for U.S. Common Short Codes are the information and entertainment content providers who register codes with us to allow wireless subscribers to communicate with them via text messaging. Mobile network operators throughout Europe, including several country operators affiliated with Vodafone Group Plc, rely on our instant messaging solutions to provide mobile instant messaging to their end users.

Our customers include over 8,700 different entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single entity accounted for more than 10% of our total revenue in 2007. The amount of our revenue derived from customers inside the United States was $235.5 million, $317.3 million and $387.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. The amount of our revenue derived from customers outside the United States was $7.0 million, $15.7 million and $41.8 million for the years ended December 31, 2005, 2006 and 2007, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC was $188.8 million, $249.3 million and $301.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Competition

Our services most frequently compete against the legacy in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

In our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes where we competed against companies including Accenture Ltd, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Mitretek Systems, Inc., Nortel Networks Corporation, NCS Pearson, Inc., Perot Systems Corporation, Telcordia Technologies, Inc. and VeriSign, Inc. We have renewed or extended the term of several of these contracts since we first entered into them. As the terms of these contracts expire, we expect that other companies may seek to bid on renewals or new contracts, and we may not be successful in renewing them. In addition, prior to the expiration of our contracts to provide number portability services, North American Portability Management LLC could solicit, or our competitors may submit, proposals to replace us, in whole or in part, as the provider of the services covered by these contracts. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.

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

For the remainder of our services, we compete against a range of providers of interoperability and infrastructure services and/or software, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into three categories:

•	companies that develop and sell software solutions to CSPs, such as Evolving Systems, Inc., and NetCracker Technology Corp.;

•	systems integrators such as Accenture Ltd, Electronic Data Systems Corporation, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for CSPs and in some cases operate and manage certain back-office systems for CSPs on an outsourced basis; and

•	with respect to our Ultra services, companies such as Akamai Technologies, Inc., VeriSign, Inc., and F5 Networks, Inc., who provide internal and external managed DNS services;

•	with respect to mobile instant messaging, companies that develop presence and instant messaging solutions, such as Oz Communications, Inc. and Colibria AS; and

•	with respect to order management services, companies such as CGI Group Inc., Synchronoss Technologies, Inc., Syniverse Technologies, Inc., Telcordia Technologies, Inc., VeriSign, Inc. and Wisor Telecom Corporation, which offer communications interoperability services, including inter-CSP order processing and workflow management on an outsourced basis;

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

Employees

As of December 31, 2007, we employed 960 persons worldwide. None of our employees is currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Contracts

We provide many of our addressing, interoperability and infrastructure services pursuant to private commercial and government contracts. Specifically, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with North American Portability Management LLC. The North American Numbering Council, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees North American Portability Management LLC’s management of these contracts. See “— Regulatory Environment— Telephone Numbering.” We recognize revenue under our contracts with North American Portability Management LLC primarily on a per transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. On November 3, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 15, 2008, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. We do not believe that the proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. In addition, on June 13, 2007, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. As of February 15, 2008, the FCC had not initiated a formal rulemaking process, and the Telecordia petition remains pending. If the Telecordia petition is successful, we may lose one or more of our contracts with North American Portability LLC. Under our contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our clearinghouse also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with North American Portability Management LLC continue through June 2015.

We also provide wireline number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per transaction basis. This contract continues through December 2011. The services we provide under the contracts with North American Portability Management LLC and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was awarded by the FCC in 2003. The contract is structured as a one-year agreement with four one-year options exercisable by the FCC. The FCC has exercised each of these four options, and this contract is due to expire on July 8, 2008. We expect to compete for a renewal of this contract. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. Under this new contract, we will continue to perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this new contract provide for a fixed fee associated with the administration of the pooling system plus reimbursement of select costs. The initial contract term is two years, commencing in August 2007, and provides three one-year extension options that are exercisable at the election of the FCC.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted in May 2001. In December 2006, the ICANN awarded to us a renewal of the .biz contract through December 2012. Under the terms of the amended agreement, the .biz contract automatically renews after 2012 unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally awarded in October 2001. In October 2007, the government awarded to us a renewal of the .us contract for a period of three years, which may be extended by the government for two additional one-year periods. The Department of Commerce is currently evaluating the procedures it followed in awarding to us the .us contract, in response to a bid protest filed by one of our competitors. Pending resolution of this evaluation, performance under our new .us contract has been stayed, and the terms of our previous .us contract remain in effect. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.

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

Regulatory Environment

Telephone Numbering

Overview.  The Telecommunications Act of 1996 was enacted to remove barriers to entry in the communications market. Among other things, the Telecommunications Act mandates portability of telephone numbers and requires traditional telephone companies to provide non-discriminatory access and interconnection to potential competitors. The FCC has plenary jurisdiction over issues relating to telephone numbers, including telephone number portability and the administration of telephone number resources. Under this authority, the FCC promulgated regulations governing the administration of telephone numbers and telephone number portability. In 1995, the FCC established the North American Numbering Council, a federal advisory committee, to advise and make recommendations to the FCC on telephone numbering issues, including telephone number resources administration and telephone number portability. The members of the North American Numbering Council include representatives from local exchange carriers, interexchange carriers, wireless providers, VoIP providers, manufacturers, state regulators, consumer groups and telecommunications associations.

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

North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2006, we “exceeded” and “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2007 have not yet been completed.

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

Internet Domain Name Registrations

We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN originally granted to us in May 2001, which currently runs through December 2012 and renews automatically thereafter unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally granted in October 2001 and was renewed in October 2007 for a period of three years, with two one-year extension periods exercisable at the option of the U.S. Department of Commerce. Under each of these registry service contracts, we are required to:

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

Intellectual Property

Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers, and potential customers and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change in the communications industry, the legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of services provided by us. With our entry into the IM market, we have supplemented our traditional approach to technology protection with patent prosecution designed to protect our technology and our ability to deliver our IM solutions to our customers.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on August 1, 2007. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

Risks Related to Our Business

The loss of, or damage to, a data center or any other failure or interruption to our systems or services could materially harm our revenue and impair our ability to conduct our operations.

Because virtually all of the services we provide require communications service providers to query a copy of our continuously updated databases and directories to obtain necessary routing and other essential operational data, the integrity of our data centers and the systems through which we deliver our services is essential to our business. Notably, our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable CSPs to ensure that telephone calls are routed to the appropriate destinations. Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	failure of, or defects in, the third party systems, software or equipment on which we or our customers rely to access our data centers and other systems;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	power loss, natural disasters, or telecommunications failures; or

•	errors by our employees or third-party service providers.

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data in the event of one of the foregoing events. Further, as the scope of services we provide expands or changes, we may be required to make significant expenditures to establish new data centers from which we may provide services. If we cannot adequately protect the ability of our data centers and related systems to perform consistently at a high level and without interruptions, or otherwise fail to meet our customers’ expectations:

•	we may experience damage to our reputation, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market our services;

•	we may be subject to significant penalties or damages claims, under our contracts or otherwise, including the requirement to pay substantial penalties related to service level requirements in our contracts;

•	we may be required to make significant expenditures to repair or replace equipment, third party systems or, in some cases, an entire data center, or to establish new data centers and systems from which we may provide services;

•	our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform;

•	our customers may postpone or cancel subsequently scheduled work or reduce their use of our services; or

•	one or more of our significant contracts may be terminated early, or may not be renewed.

Any of these consequences would adversely affect our revenue, performance and business prospects.

Security breaches could result in significant liabilities, interruptions of service or reduced quality of service, which could increase our costs or result in a reduction in the use of our services by our customers.

Our systems may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify sensitive information that is stored or transmitted on our networks and that we are required by our contracts and FCC rules to keep confidential. Such a security or privacy breach could subject us to significant penalties as well as claims for damages under our contracts. Further, a security or privacy breach could result in an interruption of service or reduced quality of service, and we may be required to make significant expenditures in connection with corrective efforts we are required to perform. In addition, a security or privacy breach may harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.

Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us, and we may be unable to renew these contracts at the end of their term.

Our seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States, to provide telephone number portability and other clearinghouse services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 10.4% and 18.3% of our total revenue in 2007, represented in the aggregate approximately 70.3% of our total revenue in 2007. North American Portability Management LLC could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, these contracts have finite terms and are currently scheduled to expire in June 2015. Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.

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

Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the

National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or our customers, as the case may be, for any reason, including for performance-related or other reasons, or if another provider offers to perform the same or similar services for a lower price, we may be unable to extend or renew these contracts. Further, with respect to the renewal or extension of any of our government contracts, we may be subject to bid protests from a competitor, which may require the dedication of substantial company resources, and may result in the loss of the contract. If we were unable to renew or extend any of these contracts, the number of services we are able to offer may be reduced, which would adversely affect our revenue from the provision of these services. Further, each of the contracts listed above establishes us as the sole provider of the particular services covered by that contract during its term. If one of these contracts were terminated, or if we were unable to renew or extend the term of any particular contract, we would no longer be able to provide the services covered by that contract and could suffer a loss of prestige that would make it more difficult for us to compete for contracts to provide similar services in the future.

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

Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or otherwise adversely affect our business.

The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements. We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for our services could change in ways that we cannot predict and our revenue could decline. These risks include the ability of the federal government, most notably the FCC, to:

•	increase regulatory oversight over the services we provide;

•	adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example,

•	In November 2005, BellSouth Corporation filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; and

•	In June 2007, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. If successful, this petition could result in the loss of one or more of our contracts with North American Portability Management LLC;

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

Historically, communications service providers have been relatively slow to implement new, complex services such as instant messaging and other IP-based communications. For example, during 2007, we witnessed slower than anticipated deployment of our mobile instant messaging solutions by our carrier customers. We have limited or no control over, and may not accurately predict, the pace at which communications service providers implement these new IP-based services. Moreover, the launch of new IP-based services by communications service providers requires significant capital expenditures by our customers to market and drive adoption by end users. We cannot control the decision over whether such capital expenditures will occur or the timing of such expenditures. In turn, even if CSPs attempt to drive adoption of new IP-based services, our future revenue and profits will also depend, in part, on the wide adoption of such services by end users. Specifically, we may be required to expend substantial resources to support the efforts of our customers to market and drive the adoption of our mobile instant messaging services by end users. The failure of, or delay by, communications service providers to introduce and support IP-based services utilizing our solutions in a timely and effective manner, or the failure by end users to adopt such services, could have a material adverse effect on our business and operating results.

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

Our instant messaging technology relies on the use of open standards, which makes us vulnerable to competition.

Our instant messaging solutions are integrated with the systems of our CSP customers and with mobile devices through the use of open standards. If we are unable to integrate our instant messaging solutions with systems used by our customers or device manufacturers because they do not adopt open standards or otherwise, revenue from our instant messaging solutions will not grow as expected and may decline. In addition, the failure of, or delay by, the communications industry to create open standards and protocols for instant messaging could have an adverse effect on the mobile data market in general and, consequently, our business and operating results. Conversely, the proliferation of open standards and protocols could make it easier for new market entrants and existing competitors to introduce products that compete with our solutions, which could adversely affect our business and operating results.

If we were unable to protect our intellectual property rights adequately, the value of our services and solutions could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our services and solutions that may block our use of our intellectual property or may be used by third-parties who compete with our services and solutions

As we expand our business and introduce new services and solutions, there may be an increased risk of infringement and other intellectual property claims by third parties. From time to time, we and our customers may receive claims alleging infringement of intellectual property rights, or may become aware of certain third party patents that may relate to our services and solutions. For example, our instant messaging solutions are designed to conform to Open Mobile Alliance, or OMA, specifications and those of other standards bodies. To the extent that any individual or organization that has contributed intellectual property to OMA or other standards bodies claims that it has retained its rights relating to such intellectual property, we may be subject to claims of infringement by such individuals or organizations, some of which have greater financial resources and larger intellectual property portfolios than our own.

Additionally, some of our customer agreements require that we indemnify our customers for infringement claims resulting from their use of our intellectual property embedded in their products. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the number of parties holding intellectual property within the communications industry, increase the risks associated with intellectual property litigation. Moreover, the commercial success of our services and solutions may increase the risk that an infringement claim may be made against us. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us or against a customer for which we have an obligation to defend could result in costly litigation, the payment of substantial damages, and an injunction that prohibits us from continuing to offer the service or solution in question, any of which could have a material adverse effect on our business, operating results and financial condition.

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

We earn revenue under our contracts to provide telephone number portability services on a per transaction basis. There are no minimum revenue requirements in these contracts, which means that there is no limit to the potential adverse effect on our revenue from a decrease in our transaction volumes. As a result, if industry participants reduce their usage of our services from their current levels, our revenue and results of operations will suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining CSPs decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer churn among CSPs in the industry stabilizes or declines, or if CSPs do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If CSPs develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Similarly, if instant messaging is not broadly adopted by the end users serviced by our customers, revenue from our instant messaging solutions will be adversely impacted. Finally, the trends that we believe will drive the future demand for our clearinghouse services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenue and growth prospects.

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

We may not be successful in obtaining complete license usage reports from our customers on a timely basis, which could impact our reported results.

Although the customers of our instant messaging solutions are generally contractually obligated to provide license usage reports to us, we may be unable to obtain such reports in a timely manner, or at all, and we may not be able to confirm that the results provided accurately reflect actual usage. If license usage reports are not received in a timely manner, we intend to estimate our revenue from instant messaging based on historical reporting trends, if reasonably possible. Because our estimates may be based upon late or incomplete information, the timing or amount of revenue we recognize may vary significantly from actual or expected customer usage and could adversely impact our reported results.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from future impairments of goodwill or intangible assets, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Our expansion into international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations, and require increased focus from our management.

In 2006, we acquired Followap Inc., a UK-based enterprise, and we intend to pursue international business opportunities in the future. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements and the difficulties associated with managing a large organization spread throughout various countries. If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

For example, our instant messaging solutions primarily target international markets. Risks inherent in conducting business internationally include:

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

We believe that our success depends in part on the continued contributions of our Chief Executive Officer, Jeffrey Ganek, and other members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. If we do not retain the services of Jeffrey Ganek or any other member of senior management, or if we fail to adequately plan for the succession of such individuals, our customer relationships, results of operations and financial condition may be adversely affected.

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

In addition, we lease operating space in Staines, United Kingdom, Haifa, Israel, Dusseldorf, Germany, Hong Kong and Singapore. Within the United States, we also lease operating space in North Carolina, the District of Columbia, Arizona and California. These domestic and international leases expire on various dates through March

2017. We believe that our existing facilities are sufficient to meet our requirements, and that new space will be available on commercially reasonable terms as we expand.

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

Market for Our Common Stock

Prior to June 29, 2005, there was no established public trading market for our Class A common stock. Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 15, 2008, our Class A common stock was held by 129 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low

Fiscal year ended December 31, 2006
First quarter	$32.32	$27.00
Second quarter	$37.73	$28.41
Third quarter	$33.01	$25.03
Fourth quarter	$33.80	$26.80
Fiscal year ended December 31, 2007
First quarter	$32.96	$28.03
Second quarter	$30.76	$26.60
Third quarter	$36.30	$28.58
Fourth quarter	$36.33	$27.44

There is no established public trading market for our Class B common stock. As of February 15, 2008, our Class B common stock was held by 7 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2006 or 2007 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant.

Unregistered Sales of Equity Securities

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2007:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Month	Purchased(1)	per Share	Programs	Programs

October 1 through 31, 2007	615	$35.18	—	—
November 1 through 30, 2007	162	33.33	—	—
December 1 through 31, 2007	—	—	—	—

Total	777	34.79	—	—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to the Company to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s stock incentive plan, which shares were purchased by the Company based on their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.

Performance Graph

The following chart shows how $100 invested in our Class A common stock on June 29, 2005, the day our Class A common stock began trading on the New York Stock Exchange, would have grown through the period ended December 31, 2007, compared with: (a) $100 invested in the Russell 2000 Index, and (b) $100 invested in the NYSE TMT Index, each over that same period. The comparison assumes reinvestment of dividends. The stock performance in the graph is included to satisfy our SEC disclosure requirements, and is not intended to forecast or to be indicative of future performance.

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Company Name/Index	6/29/05	12/31/05	12/31/06	12/31/07
NeuStar, Inc.	$100	$117	$125	$110
Russell 2000 Index	$100	$105	$123	$119
NYSE TMT Index	$100	$103	$126	$140

ITEM 6.	SELECTED FINANCIAL DATA.

The tables below present selected consolidated statements of operations data for each of the five years ended December 31, 2007 and selected consolidated balance sheet data as of December 31, 2003, 2004, 2005, 2006 and 2007. The selected consolidated statements of operations data for each of the three years ended December 31, 2005, 2006 and 2007, and the selected consolidated balance sheet data as of December 31, 2006 and 2007, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2003 and 2004, and the selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005, have been derived from our audited consolidated financial statements and related notes not included in this report. The share and per share data included in the selected consolidated statements of operations data for the years ended December 31, 2003 and 2004 reflect the 1.4-for-1 split of our common stock effected as part of the Recapitalization, but do not reflect other aspects of the Recapitalization.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$111,693	$165,001	$242,469	$332,957	$429,172
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	37,846	49,261	64,891	86,106	94,948
Sales and marketing	14,381	22,743	29,543	47,671	70,833
Research and development	6,678	7,377	11,883	17,639	27,381
General and administrative	11,359	21,144	28,048	34,902	48,633
Depreciation and amortization	16,051	17,285	16,025	24,016	37,731
Restructuring recoveries	(1,296)	(220)	(389)	—	—

	85,019	117,590	150,001	210,334	279,526

Income from operations	26,674	47,411	92,468	122,623	149,646
Other (expense) income:
Interest expense	(3,119)	(2,498)	(2,121)	(1,300)	(1,694)
Interest and other income	1,299	1,629	2,406	4,024	5,159

Income before minority interest and income taxes	24,854	46,542	92,753	125,347	153,111
Minority interest	10	—	(104)	(95)	—

Income before income taxes	24,864	46,542	92,649	125,252	153,111
Provision for income taxes	836	1,166	37,251	51,353	60,776

Net income	24,028	45,376	55,398	73,899	92,335
Dividends on and accretion of preferred stock	(9,583)	(9,737)	(4,313)	—	—

Net income attributable to common stockholders	$14,445	$35,639	$51,085	$73,899	$92,335

Net income attributable to common stockholders per common share:
Basic	$3.09	$6.33	$1.48	$1.02	$1.22

Diluted	$0.31	$0.57	$0.72	$0.94	$1.17

Weighted average common shares outstanding:
Basic	4,680	5,632	34,437	72,364	75,954

Diluted	76,520	80,237	77,046	78,267	79,235

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$63,987	$63,929	$103,475	$58,252	$198,678
Working capital	23,630	38,441	113,296	53,970	210,870
Goodwill and intangible assets	54,751	50,703	54,150	257,051	240,944
Total assets	190,245	211,454	283,215	448,259	616,661
Deferred revenue and customer credits, excluding current portion	14,840	13,892	18,463	17,921	18,063
Long-term debt and capital lease obligations, excluding current portion	5,996	7,964	4,459	3,925	10,923
Convertible preferred stock, Series B, Series C and Series D	161,041	140,454	—	—	—
Total stockholders’ (deficit) equity	(68,581)	(31,858)	186,163	341,146	480,535

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We continued to experience increased demand for our services in 2007, resulting in a 29% increase in revenue over 2006. Under our contracts to provide telephone number portability services in the United States, we processed 318.5 million transactions, a growth of 36% over 2006. We believe that this growth in transaction volume demonstrates strong demand for our services from numerous sources, including, most significantly, customers who have been optimizing their network and who have been upgrading to next generation technologies, such as Internet Protocol, or IP, systems. Revenue growth from increased transaction volume was partially offset by the reduction in per transaction pricing that went into effect as part of the amendment and extension of these contracts in September 2006. In addition, with increased reliance by many enterprises on the Internet as a key enabling technology for their businesses, we have experienced significant growth in demand for NeuStar Ultra Services.

To support our corporate goals of continued growth and to meet the demands of our customers, we initiated several programs in 2007 to maintain our position in the industry as a provider of essential services. In particular, we have fully integrated our Ultra Services operations team and technology, leading to streamlined capabilities and enhanced scalability of our Ultra Services operations. Further, we made substantial investments in the business we acquired from Followap Inc. in November 2006, which we believe will position this business to take advantage of the maturing market for mobile instant messaging services. In particular, we have assembled a team with the skills to enable this business to realize the potential of this developing technology and drive its adoption in the market.

Our Company

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

General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, and other personnel-related expense, for our executive, administrative, legal, finance, and human resources functions. General and administrative expense also includes facilities, support services, and professional services fees.

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

Addressing.  Our addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. We generate revenue from our telephone number administration services under two government contracts. Under our contract to serve as the North American Numbering Plan Administrator, we earn a fixed annual fee and recognize this fee as revenue on a straight-line basis as services are provided. Under our contract to serve as the National Pooling Administrator, we earn a fixed fee associated with administration of the pooling system plus reimbursement for costs incurred. We recognize revenue for this contract based on costs incurred plus a pro rata amount of the fixed-fee. In the event we estimate losses on our fixed fee contracts, we recognize these losses in the period in which a loss becomes apparent.

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

We generate revenue through internal and external managed domain name services. Our revenue consists of customer set-up fees, monthly recurring fees and per transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under our contracts to provide our managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per transaction rate. Each month we recognize the recurring monthly fee and usage in excess of the established monthly volume on a per transaction basis as services are provided. We generate revenue from our U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.

Interoperability.  Our interoperability services consist primarily of wireline and wireless number portability and order management services. We generate revenue from number portability under our long-term contracts with North American Portability Management LLC and Canadian LNP Consortium Inc. We recognize revenue on a per transaction fee basis as the services are performed. We provide order management services consisting of customer set-up and implementation followed by transaction processing under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per transaction fees are recognized as the transactions are processed. We generate revenue from our inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. We recognize license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight line basis over the remaining term of the contract following delivery of the set-up and implementation services.

Infrastructure and Other.  Our infrastructure services consist primarily of network management and connection services. We generate revenue from network management services under our long-term contracts with North American Portability Management LLC. We recognize revenue on a per transaction fee basis as the services are performed. In addition, we generate revenue from connection fees and system enhancements under our contracts with North American Portability Management LLC. We recognize our connection fee revenue as the service is performed. System enhancements are provided under contracts in which we are reimbursed for costs incurred plus a fixed fee. Revenue is recognized based on costs incurred plus a pro rata amount of the fee. We generate revenue from our intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. We recognize license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight line basis over the remaining term of the contract following delivery of the set-up and implementation services.

Significant Contracts

We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. We recognize revenue under our contracts with North American Portability Management LLC primarily on a per transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenue of all U.S. telecommunications service providers, as determined by the FCC. On November 3, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. In response to the BellSouth petition, the FCC solicited comments from other interested parties. As of February 15, 2008, the FCC had not indicated whether it will take any action based on this petition, and the BellSouth petition remains pending. We do not believe that the proposed change to the manner in which we bill for services under these contracts would have a material impact on our customers’ demand for these services. In addition, on June 13, 2007, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. As of February 15, 2008, the FCC had not initiated a formal rulemaking process, and the Telcordia petition remains pending. Under our contracts, we also bill a Revenue Recovery Collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.

The per transaction pricing under these contracts provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2005 and 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per transaction pricing was restored to the prevailing contractual rate. In both 2005 and 2006, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume-based credits for both years. In September 2006, we amended our contracts with North American Portability Management LLC. Under these amended terms, there are no volume-based credits that were applied in 2007 or will be applied in later fiscal periods.

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

For more information regarding how we recognize revenue for each of our service categories, please see the discussion above under “ — Revenue Recognition.”

Goodwill

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

The goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of our reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for our NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, key assumptions incorporated within the valuation have a higher degree of subjectivity and are more likely to change over time. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable. However, any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet.

Impairment of Long-Lived Assets

Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with North American Portability Management LLC, we bill a RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. The RRC fees are recorded as an accrued liability when collected. For the period from January 1, 2005 through June 30, 2005, this fee was 2% of monthly billings. On July 1, 2005, the RRC fee was reduced to 1%. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.

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

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R), including the fair value recognition provisions, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 and forward includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, prior periods are not restated. For stock-based awards subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. Prior to adoption of SFAS No. 123(R), we presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1,

2006, we changed our cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow.

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

UltraDNS Corporation

On April 21, 2006, we acquired UltraDNS Corporation for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded our domain name services and our Internet protocol technologies. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Of the total cash consideration, approximately $6.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. Funds remaining in the account were distributed to the former stockholders of UltraDNS in accordance with the acquisition agreement following the first anniversary of the acquisition.

Of the total purchase price, $8.5 million has been allocated to net tangible assets acquired and $20.0 million has been allocated to definite-lived intangible assets acquired. We utilized a third party valuation specialist to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. We are amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.

Followap Inc.

On November 27, 2006, we acquired Followap Inc. for $139.0 million in cash and acquisition costs of $1.8 million along with the assumption and payment of certain Followap debt and other liabilities of $5.6 million. The acquisition further expanded our Internet protocol technologies, which is a key strategic initiative for us. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Of the total cash consideration, approximately $14.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. The acquisition agreement provides that, following the first anniversary of the acquisition and the resolution of any pending claims, all funds remaining in the account will be distributed to the former stockholders and optionholders of Followap in accordance with the acquisition agreement.

Of the total estimated purchase price, a preliminary estimate of $0.2 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. We utilized a third party valuation in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. We are amortizing the value of the Followap customer relationships using an accelerated basis over five years and the value of the acquired technology on a straight-line basis over 3 years.

Current Trends Affecting Our Results of Operations

In 2007, we made substantial investments in areas of our business that we believe will serve as the foundation for our future growth — namely, our telephone number portability platform, Ultra services and mobile instant messaging. In particular, we focused our efforts and resources on enhancing and developing our systems and platforms, and to hiring and retaining necessary personnel, to position us to take advantage of the developing opportunities that we see in the market.

Increased demand for our telephone number portability services, which has been driven by market trends such as the implementation of new technologies, expansion of new applications and end user services, has driven increased transaction volume in our clearinghouse. As the communications industry continues to evolve and change, we believe that we will experience continued demand for our addressing, interoperability and infrastructure services. To meet increased demand for our services, we will continue to work with our customers to identify the problems that they are facing, and develop solutions for those problems through our existing services as well as the development of new features and functionalities.

We continued to see increased demand for secure, reliable and scalable DNS systems, which was driven predominantly by enterprises with increasing reliance on the Internet as a key enabling technology for the operation of their businesses. We believe that enterprises will continue to increase their reliance on the Internet and their DNS-based systems to run their businesses. As a result, we expect the demand for NeuStar Ultra Services to increase over time.

We expect continued growth in wireless communications and competition among mobile network operators, as well as continued development of new wireless applications, such as mobile instant messaging, or mobile IM. Based on our experience in 2007, and the early development of the mobile instant messaging market, we believe that mobile network operators will continue to launch and support mobile IM, which will result in increased demand for our solutions.

We anticipate making further investments in our business to support our ability to take advantage of our long-term growth opportunities, particularly for those businesses that we have acquired and in areas where we may acquire business in the future. For example, we made, and anticipate making, substantial investments in additions to our sales force, increased facilities and personnel in international markets, and have incurred and expect to continue to incur costs related to the marketing of our expanded services and solutions. This use of resources may affect our operating margins.

Consolidated Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

The following table presents an overview of our results of operations for the years ended December 31, 2006 and 2007.

	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$103,858	$109,799	$5,941	5.7%
Interoperability	56,454	61,679	5,225	9.3%
Infrastructure and other	172,645	257,694	85,049	49.3%

Total revenue	332,957	429,172	96,215	28.9%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	86,106	94,948	8,842	10.3%
Sales and marketing	47,671	70,833	23,162	48.6%
Research and development	17,639	27,381	9,742	55.2%
General and administrative	34,902	48,633	13,731	39.3%
Depreciation and amortization	24,016	37,731	13,715	57.1%

	210,334	279,526	69,192	32.9%

Income from operations	122,623	149,646	27,023	22.0%
Other (expense) income:
Interest expense	(1,300)	(1,694)	(394)	30.3%
Interest and other income	4,024	5,159	1,135	28.2%

Income before minority interest and income taxes	125,347	153,111	27,764	22.1%
Minority interest	(95)	—	95	(100.0)%

Income before income taxes	125,252	153,111	27,859	22.2%
Provision for income taxes	51,353	60,776	9,423	18.3%

Net income	$73,899	$92,335	$18,436	24.9%

Net income attributable to common stockholders per common share:
Basic	$1.02	$1.22

Diluted	$0.94	$1.17

Weighted average common shares outstanding:
Basic	72,364	75,954

Diluted	78,267	79,235

Revenue

Total revenue.  Total revenue increased $96.2 million due primarily to increases in infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.

Addressing.  Addressing revenue increased $5.9 million due to the expanded range of DNS services we offer as a result of our acquisition of UltraDNS Corporation in April 2006, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $18.4 million, consisting of a $15.0 million increase in revenue from increased use of our NeuStar Ultra Services, and a $3.4 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $7.8 million due to an increased number of subscribers for U.S. Common Short Codes. These increases were offset by a decrease of $19.5 million in revenue under our contracts to provide telephone number portability services in the United States. We believe that this reduction in addressing revenue was due to a return to normal network expansion activities by carriers from unusually high levels in 2006, and the reduced pricing under these contracts that went into effect on January 1, 2007.

Interoperability.  Interoperability revenue increased $5.2 million, of which $1.8 million was attributable to our Clearinghouse business segment and $3.4 million was attributable to our NGM business segment. Clearinghouse revenue increased predominantly due to increased demand for telephone number portability services in advance of the introduction of wireless number portability in Canada. Specifically, revenue from telephone number portability services in Canada increased $6.4 million, which was partially offset by a decrease in revenue of $4.8 million under our contracts to provide telephone number portability services in the United States due to decreased competitive churn. NGM revenue was $3.4 million, which was driven by an expansion of the number of carrier customers utilizing inter-carrier services and the initial stages of end user adoption of mobile instant messaging. We acquired the NGM business at the end of November 2006; thus there was no corresponding NGM revenue in 2006.

Infrastructure and other.  Infrastructure and other revenue increased $85.0 million, of which $80.4 million was attributable to our Clearinghouse business segment and $4.6 million was attributable to our NGM business segment. Clearinghouse revenue increased predominantly due to increased demand for our network management services, primarily due to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization. In addition, infrastructure revenue from our NGM business segment increased $4.6 million, which was driven by an expansion of the number of carrier customers utilizing intra-carrier services and the initial stages of end user adoption of mobile instant messaging.

Expense

Cost of revenue.  Cost of revenue increased $8.8 million, of which $2.0 million was attributable to our Clearinghouse business segment and $6.8 million was attributable to our NGM business segment. Clearinghouse cost of revenue increased due to an increase of $5.7 million in royalty expenses related to U.S. Common Short Code services. This increase was offset by a reduction of $3.0 million in personnel and personnel-related expense, which was driven by increased operating efficiencies relating to support of our platforms, and a reduction of $1.5 million in contractor costs and professional fees. NGM cost of revenue totaled $7.3 million for 2007, representing a $6.8 million increase over the one month of cost of revenue we incurred following our acquisition of Followap in November 2006.

Sales and marketing.  Sales and marketing expense increased $23.2 million, of which $13.6 million was attributable to our Clearinghouse business segment and $9.6 million was attributable to our NGM business segment. Clearinghouse sales and marketing expense increased $9.5 million in personnel and personnel-related expense due primarily to additions to our sales and marketing team to focus on branding, product launches, expanded DNS service offerings, and new business development opportunities, including international expansion. In addition, external costs and other general marketing expense increased $2.0 million. NGM sales and marketing expense totaled $10.6 million for 2007, representing a $9.6 million increase over the one month of sales and marketing expense we incurred following our acquisition of Followap in November 2006.

Research and development.  Research and development expense increased $9.7 million, of which $2.4 million was attributable to our Clearinghouse business segment and $7.3 million was attributable to our NGM business segment. Clearinghouse research and development expense increased $2.5 million in personnel and personnel-related expense due primarily to additions to our research and development team to support our service offerings. NGM research and development expense totaled $7.9 million for 2007, representing a $7.3 million increase over the one month of research and development expense we incurred following our acquisition of Followap in November 2006.

General and administrative.  General and administrative expense increased $13.7 million, of which $5.7 million was attributable to our Clearinghouse business segment and $8.0 million was attributable to our NGM business segment. Clearinghouse general and administrative expense increased $3.9 million in personnel and personnel-related expense due to increased headcount to support business growth. In addition, this increase was further augmented by the reversal of a legal contingency accrual of $1.5 million in the second quarter of 2006 for which there was no comparable reversal during the year ended December 31, 2007. NGM general and administrative expense totaled $8.2 million for 2007, representing an $8.0 million increase over the one month of general and administrative expense we incurred following our acquisition of Followap in November 2006.

Depreciation and amortization.  Depreciation and amortization expense increased $13.7 million, of which $5.1 million was attributable to our Clearinghouse business segment and $8.6 million was attributable to our NGM business segment. Clearinghouse depreciation and amortization expense increased primarily due to a $3.4 million increase in depreciation of capital assets and a $1.7 million increase in amortization of identified intangibles as a result of our acquisition of UltraDNS. NGM depreciation and amortization expense totaled $9.5 million for 2007, representing an $8.6 million increase over the one month of depreciation and amortization expense we incurred following our acquisition of Followap in November 2006. This increase was primarily due to $7.1 million of expense related to the amortization of identified intangibles as a result of our acquisition of Followap.

Interest expense.  Interest expense for the year ended December 31, 2007 increased $0.4 million as compared to the year ended December 31, 2006 due primarily to higher average balances under notes payable.

Interest and other income.  Interest and other income for the year ended December 31, 2007 increased $1.1 million as compared to the year ended December 31, 2006 due to higher yields on average combined cash and short-term investment balances.

Provision for income taxes.  Income tax provision for the year ended December 31, 2007 increased $9.4 million as compared to the year ended December 31, 2006 due primarily to an increase in income from operations. Our annual effective tax rate decreased to 39.7% for the year ended December 31, 2007 from 41.0% for the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

The following table presents an overview of our results of operations for the years ended December 31, 2005 and 2006. The share and per share data in the following table reflect the 1.4-for-1 stock split effected as part of the Recapitalization, but do not reflect the other aspects of the Recapitalization.

	2005	2006	2005 vs. 2006
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$75,036	$103,858	$28,822	38.4%
Interoperability	52,488	56,454	3,966	7.6%
Infrastructure and other	114,945	172,645	57,700	50.2%

Total revenue	242,469	332,957	90,488	37.3%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	64,891	86,106	21,215	32.7%
Sales and marketing	29,543	47,671	18,128	61.4%
Research and development	11,883	17,639	5,756	48.4%
General and administrative	28,048	34,902	6,854	24.4%
Depreciation and amortization	16,025	24,016	7,991	49.9%
Restructuring recoveries	(389)	—	389	(100.0)%

	150,001	210,334	60,333	40.2%

Income from operations	92,468	122,623	30,155	32.6%
Other (expense) income:
Interest expense	(2,121)	(1,300)	821	(38.7)%
Interest and other income	2,406	4,024	1,618	67.2%

Income before minority interest and income taxes	92,753	125,347	32,594	35.1%
Minority interest	(104)	(95)	9	(8.7)%

Income before minority interest	92,649	125,252	32,603	35.2%
Provision for income taxes	37,251	51,353	14,102	37.9%

Net income	55,398	73,899	18,501	33.4%
Dividends on and accretion of preferred stock	(4,313)	—	4,313	(100.0)%

Net income attributable to common stockholders	$51,085	$73,899	$22,814	44.7%

Net income attributable to common stockholders per common share:
Basic	$1.48	$1.02

Diluted	$0.72	$0.94

Weighted average common shares outstanding:
Basic	34,437	72,364

Diluted	77,046	78,267

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

Interest and other income.  Interest income increased $1.6 million due to higher average cash balances.

Provision for income taxes.  Income tax provision in 2006 increased $14.1 million as compared to 2005 due to an increase in net income. Our annual effective rate increased to 41.0% for the year ended December 31, 2006 from 40.2% for the year ended December 31, 2005.

Consolidated Results of Operations

We operate in two business segments — Clearinghouse and NGM. We have provided consolidated results of operations for our Clearinghouse business segment and our NGM business segment. For further discussion of the operating results of our Clearinghouse business segment and our NGM business segment, including revenue, income (loss) from operations, total assets, goodwill, and intangible assets, see Note 15 to the Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund acquisitions, facility expansions, capital expenditures, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be acquisitions, working capital, capital expenditures and facility expansion.

Total cash and cash equivalents and short-term investments were $198.7 million at December 31, 2007, an increase from $58.3 million at December 31, 2006. This increase was due primarily to cash provided by operating activities.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.

Debt and Credit Facilities

On February 6, 2007, we entered into a credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100.0 million. Borrowings under this revolving credit facility bear interest, at our option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of our consolidated senior funded indebtedness to consolidated EBITDA. This credit agreement expires on February 6, 2012. As of February 15, 2008, there were no outstanding borrowings under this facility, but available borrowings were reduced by outstanding letters of credit of $10.1 million. Borrowings under the revolving credit facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions as permitted by the terms of this credit agreement.

Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the credit agreement. Lenders holding more than 50% of the loans and commitments under the new credit agreement may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2007, we were in compliance with these covenants.

In addition, our credit agreement contains terms that enable us to ensure compliance with neutrality obligations to which we are subject, including neutrality-based restrictions on assignment and provisions that allow us to replace or remove a lender or agent to preserve our ability to comply with our neutrality obligations.

Short-term investments

In December 2007, we were advised that a cash reserve fund that we had invested in would be closed to new investments and immediate redemptions and that there had been a one percent decline in the net asset value of the fund. As of December 31, 2007, we had approximately $49.2 million invested in this fund. The fund currently has a projected redemption schedule that will result in approximately 90 percent of the fund being redeemed in 2008. As of December 31, 2007, we recorded an unrealized loss of $628,000 related to this fund. As of February 15, 2008, we had redeemed $17.0 million and have $32.2 million remaining in this fund.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2007 was $145.9 million, as compared to cash provided by operating activities of $117.4 million for the year ended December 31, 2006. This $28.5 million increase was principally the result of a $28.7 million reduction to the cash outflow relating to excess tax benefits from stock-based compensation, and a $18.4 million increase in net income offset by a $19.8 million increase in other non-cash adjustments primarily related to depreciation and amortization resulting predominantly from our acquisitions.

Cash flows from investing

Net cash used in investing activities for the year ended December 31, 2007 was $110.5 million, as compared to $167.8 million for the year ended December 31, 2006. This $57.3 million decrease in net cash used in investing activities was principally due to a decrease of $209.5 million in cash paid for acquisitions, which was partially offset by a $138.6 million increase in the purchase of short-term investments and a $13.6 million increase in purchases of property and equipment.

Cash flows from financing

Net cash provided by financing activities was $23.6 million for the year ended December 31, 2007, as compared to $62.1 million for the year ended December 31, 2006. This $38.5 million decrease in net cash provided by financing activities was principally the result of a decrease of $28.7 million of excess tax benefits from stock-based compensation. In addition, the overall decrease in net cash provided by financing activities resulted from a decrease in proceeds of $5.4 million from the exercise of common stock options and $3.2 million of shares repurchased by us during the year ended December 31, 2007 pursuant to the exercise by stock incentive plan participants of their right to elect to use common stock to satisfy their tax withholding obligations.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2007.

Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	$9,227	$3,511	$5,717	$—	$—
Operating lease obligations	31,189	8,510	$13,966	$5,024	$3,689
Long-term debt	7,707	2,501	$5,206	$—	$—

Total	$48,123	$14,522	$24,889	$5,024	$3,689

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 11 to notes to consolidated financial statements for a discussion on income taxes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2005, 2006 and 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, we do not currently expect SFAS No. 141(R) to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS No. 160 to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, which would delay the effective date of SFAS No. 157, or all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date would be delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP FAS 157-b, together with SFAS 157, on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110) which, effective January 1, 2008, expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under the simplified method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. In particular, SAB 107 provides for a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The use of the simplified method was scheduled to expire on December 31, 2007, as it was anticipated that more detailed external information about employee exercise behavior would become available. SAB 110 extends the use of the simplified method for plain vanilla awards in certain situations. We expect to continue our use of the simplified method for awards issued after December 31, 2007 until such time that historical exercise information provides a more reliable estimate of the expected term.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006 and 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.

Interest rate exposure is primarily limited to the approximately $100 million of short-term investments owned by us at December 31, 2007. Such investments consist principally of high-grade auction rate securities and U.S. government or corporate debt securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, such risk is mitigated by the relatively short-term nature of these investments. For the year ended December 31, 2007, a one-percentage point adverse change in interest rates would have reduced our interest income for the year ended December 31, 2007 by approximately $700,000. In addition, we do not consider the present rate of inflation to have a material impact on our business.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, NeuStar, Inc. adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, NeuStar, Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

/s/  Ernst & Young LLP

McLean, Virginia
February 25, 2008

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$39,242	$98,630
Restricted cash	—	488
Short-term investments	19,010	100,048
Accounts receivable, net of allowance for doubtful accounts of $1,103 and $1,654, respectively	53,108	76,632
Unbilled receivables	810	383
Notes receivable	1,994	2,159
Prepaid expenses and other current assets	6,945	9,608
Deferred costs	6,032	8,281
Income taxes receivable	893	—
Deferred tax assets	7,641	13,907

Total current assets	135,675	310,136

Property and equipment, net	42,678	56,191
Goodwill	205,855	204,093
Intangible assets, net	51,196	36,851
Notes receivable, long-term	2,918	759
Deferred costs, long-term	4,411	3,575
Deferred tax assets, long-term	4,500	—
Other assets	1,026	5,056

Total assets	$448,259	$616,661

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,619	$9,742
Accrued expenses	49,460	47,501
Deferred revenue	22,923	32,236
Notes payable	768	2,501
Capital lease obligations	4,367	3,511
Accrued restructuring reserve	368	413
Income taxes payable	—	3,254
Other liabilities	200	108

Total current liabilities	81,705	99,266

Deferred revenue, long-term	17,921	18,063
Notes payable, long-term	174	5,206
Capital lease obligations, long-term	3,751	5,717
Accrued restructuring reserve, long-term	2,206	1,793
Other liabilities, long-term	1,356	3,866
Deferred tax liability	—	2,215

Total liabilities	107,113	136,126

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2006 and 2007	—	—
Class A common stock, $0.001 par value; 200,000,000 shares authorized; 74,351,200 shares issued or outstanding as of December 31, 2006; 77,082,161 shares issued and outstanding as of December 31, 2007	74	77
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 18,330 and 4,538 shares issued and outstanding as of December 31, 2006 and 2007, respectively	—	—
Additional paid-in capital	243,395	293,785
Treasury stock, 756 and 99,286 shares, at cost, at December 31, 2006 and 2007, respectively	(22)	(3,221)
Accumulated other comprehensive loss	—	(140)
Retained earnings	97,699	190,034

Total stockholders’ equity	341,146	480,535

Total liabilities and stockholders’ equity	$448,259	$616,661

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007

Revenue:
Addressing	$75,036	$103,858	$109,799
Interoperability	52,488	56,454	61,679
Infrastructure and other	114,945	172,645	257,694

Total revenue	242,469	332,957	429,172
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	64,891	86,106	94,948
Sales and marketing	29,543	47,671	70,833
Research and development	11,883	17,639	27,381
General and administrative	28,048	34,902	48,633
Depreciation and amortization	16,025	24,016	37,731
Restructuring recoveries	(389)	—	—

	150,001	210,334	279,526

Income from operations	92,468	122,623	149,646
Other (expense) income:
Interest expense	(2,121)	(1,300)	(1,694)
Interest and other income	2,406	4,024	5,159

Income before minority interest and income taxes	92,753	125,347	153,111
Minority interest	(104)	(95)	—

Income before income taxes	92,649	125,252	153,111
Provision for income taxes	37,251	51,353	60,776

Net income	55,398	73,899	92,335
Dividends on and accretion of preferred stock	(4,313)	—	—

Net income attributable to common stockholders	$51,085	$73,899	$92,335

Net income per share attributable to common stockholders:
Basic	$1.48	$1.02	$1.22

Diluted	$0.72	$0.94	$1.17

Weighted average common shares outstanding:
Basic	34,437	72,364	75,954

Diluted	77,046	78,267	79,235

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

								Accumulated	(Accumulated	Total
	Class A		Class B		Additional	Deferred		Other	Deficit)	Stockholders’
	Common Stock		Common Stock		Paid-in	Stock	Treasury	Comprehensive	Retained	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Compensation	Stock	(Loss) Income	Earnings	Equity

Balance at December 31, 2004	—	$—	6,160	$6	$—	$(1,733)	$(1,125)	$—	$(29,006)	$(31,858)
Common stock options exercised	—	—	466	1	246	—	—	—	—	247
Compensation expense associated with options issued to nonemployees	—	—	—	—	2,214	—	—	—	—	2,214
Shares issued for acquisition of fiducianet, Inc.	—	—	36	—	388	—	—	—	—	388
Retirement of treasury stock	—	—	(236)	—	(1,125)	—	1,125	—	—	—
Accretion of preferred stock and related dividends	—	—	—	—	(1,721)	—	—	—	(2,592)	(4,313)
Issuance of Class B common stock pursuant to conversion of convertible preferred stock	—	—	53,435	53	138,452	—	—	—	—	138,505
Conversion of Class B common stock to Class A common stock	59,662	60	(59,662)	(60)	—	—	—	—	—	—
Deferred stock compensation expense associated with issuance of restricted stock	5	—	—	—	160	(160)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	447	—	—	—	447
Common stock options exercised	2,122	2	—	—	7,709	—	—	—	—	7,711
Warrants exercised	6,362	6	—	—	418	—	—	—	—	424
Tax benefit from stock option exercises	—	—	—	—	17,000	—	—	—	—	17,000
Net income	—	—	—	—	—	—	—	—	55,398	55,398

Balance at December 31, 2005	68,151	68	199	—	163,741	(1,446)	—	—	23,800	186,163
Deferred stock compensation reclassification	—	—	—	—	(1,446)	1,446	—	—	—	—
Common stock options exercised	5,919	6	—	—	19,693	—	—	—	—	19,699
Stock-based compensation expense	—	—	—	—	11,890	—	—	—	—	11,890
Conversion of Class B common stock to Class A common stock	181	—	(181)	—	—	—	—	—	—	—
Restricted stock granted (forfeited)	100	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(22)	—	—	(22)
Tax benefit from stock option exercises	—	—	—	—	49,517	—	—	—	—	49,517
Net income	—	—	—	—	—	—	—	—	73,899	73,899

Balance at December 31, 2006	74,351	74	18	—	243,395	—	(22)	—	97,699	341,146
Common stock options exercised	2,493	2	—	—	14,319	—	—	—	—	14,321
Stock-based compensation expense	—	—	—	—	15,265	—	—	—	—	15,265
Conversion of Class B common stock to Class A common stock	14	—	(14)	—	—	—	—	—	—	—
Common stock issued upon vesting of phantom stock units	224	1	—	—	—	—	—	—	—	1
Common stock received for tax withholding	—	—	—	—	—	—	(3,199)	—	—	(3,199)
Tax benefit from stock option exercises	—	—	—	—	20,806	—	—	—	—	20,806
Net income	—	—	—	—	—	—	—	—	92,335	92,335
Other comprehensive income (loss)
Unrealized loss on short-term investments, net of tax of $247	—	—	—	—	—	—	—	(381)	—	(381)
Foreign currency translation adjustment, net of tax of $125	—	—	—	—	—	—	—	241	—	241

Comprehensive income										92,195

Balance at December 31, 2007	77,082	$77	4	$—	$293,785	$—	$(3,221)	$(140)	$190,034	$480,535

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2006	2007

Operating activities:
Net income	$55,398	$73,899	$92,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,025	24,016	37,731
Stock-based compensation	2,661	11,890	15,265
Amortization of deferred financing costs	57	5	158
Tax benefit from stock option exercises	17,000	(49,517)	(20,806)
Deferred income taxes	(2,289)	1,448	3,585
Noncash restructuring recoveries	(389)	—	—
Provision for doubtful accounts	551	2,041	2,601
Minority interest	104	95	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,254)	(21,221)	(27,743)
Unbilled receivables	(5,414)	5,944	427
Notes receivable	4,290	(3,838)	1,994
Prepaid expenses and other current assets	(1,570)	2,560	(59)
Deferred costs	(5,902)	(170)	(1,413)
Income tax receivable	(14,595)	63,219	21,699
Other assets	658	(411)	211
Other liabilities	—	—	1,119
Accounts payable and accrued expenses	7,840	6,263	7,098
Income taxes payable	(419)	—	3,254
Accrued restructuring reserve	(1,551)	(534)	(368)
Customer credits	(15,541)	—	—
Deferred revenue	9,542	1,691	8,782

Net cash provided by operating activities	61,202	117,380	145,870
Investing activities:
Purchases of property and equipment	(12,890)	(13,658)	(27,244)
(Purchases) sales of investments, net	(31,036)	56,936	(81,666)
Businesses acquired, net of cash acquired	(2,540)	(211,072)	(1,569)

Net cash used in investing activities	(46,466)	(167,794)	(110,479)
Financing activities:
Release (disbursement) of restricted cash	5,296	374	(488)
Principal repayments on notes payable	(5,406)	(1,443)	(3,323)
Principal repayments on capital lease obligations	(5,939)	(5,998)	(4,486)
Proceeds from exercise of common stock options	5,661	19,699	14,321
Proceeds from exercise of warrants	424	—	—
Payment of preferred stock dividends	(6,262)	—	—
Excess tax benefits from stock-based compensation	—	49,517	20,806
Repurchase of common stock	—	(22)	(3,199)

Net cash (used in) provided by financing activities	(6,226)	62,127	23,631
Effect of foreign exchange rates on cash and cash equivalents	—	—	366

Net increase in cash and cash equivalents	8,510	11,713	59,388
Cash and cash equivalents at beginning of year	19,019	27,529	39,242

Cash and cash equivalents at end of year	$27,529	$39,242	$98,630

Supplemental cash flow information:
Cash paid for interest	$1,377	$870	$1,056

Cash paid (refunds received) for income taxes	$37,583	$(14,172)	$30,953

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While the Company remains the provider of the authoritative solution that the communications industry relies upon to meet this mandate, the Company has developed a broad range of innovative services to meet an expanded range of customer needs. The Company provides the communications industry with critical technology services that solve the addressing, interoperability and infrastructure needs of CSPs. These services are now used by CSPs to manage a range of their technical and operating requirements, including:

•	Addressing. The Company enables CSPs to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. The Company enables CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. The Company also facilitates order management and work flow processing among CSPs.

•	Infrastructure and Other. The Company enables CSPs to more efficiently manage their networks by centrally managing certain critical data they use to route communications over their own networks.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, and the determination of the allowance for estimated uncollectible accounts. Actual results could differ from those estimates.

The goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for the Company’s NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, key assumptions incorporated within the valuation have a higher degree of subjectivity and are more likely to change over time. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, any changes in key assumptions about the Company’s businesses and prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2006 and 2007, the Company believes the carrying value of its long-term notes receivable approximates fair value as the interest rates approximate a market rate. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2006 and 2007, the Company believes the carrying amount of its long-term debt approximates its fair value since the fixed and variable interest rates of the debt approximate a market rate.

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents. Supplemental non-cash information to the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Fixed assets acquired through capital leases	$3,470	$5,154	$5,597
Fixed assets acquired through notes payable	1,002	—	10,049
Accounts payable incurred to purchase fixed assets	79	85	345
Business acquired with common shares (see Note 3)	388	—	—

Restricted Cash

At December 31, 2007, approximately $488,000 of cash was held with a local bank in the form of a bank guarantee as security for the Company’s performance under a noncancelable operating lease agreement and was classified as restricted cash on the consolidated balance sheets. There was no restricted cash at December 31, 2006.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-term Investments

The Company’s short-term investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale is included in interest and other income.

The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in market demand (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

A summary of the Company’s securities available for sale as of December 31, 2007 and December 31, 2006 is as follows:

	December 31, 2007
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Cash reserve fund	$49,851	$—	$(628)	$49,223
High grade auction rate securities	50,825	—	—	50,825

	$100,676	$—	$(628)	$100,048

	December 31, 2006
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Commercial paper/money market funds	$60	$—	$—	$60
High grade auction rate securities	18,950	—	—	18,950

	$19,010	$—	$—	$19,010

In December 2007, the Company was advised that a cash reserve fund that the Company had invested in would be closed to new investments and immediate redemptions and that there had been a one percent decline in the net asset value of the fund. As of December 31, 2007, the Company had approximately $49.2 million invested in this fund. The fund currently has a projected redemption schedule that will result in approximately 90 percent of the

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fund being redeemed in 2008. As of December 31, 2007, the Company recorded an unrealized loss of $628,000 related to this fund. As of February 15, 2008, the Company had redeemed $17.0 million and has $32.2 million remaining in this fund.

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with North American Portability Management LLC, the Company bills a Revenue Recovery Collections (RRC) fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. From January 1, 2004 through June 30, 2005, the RRC fee was 2%. On July 1, 2005, the RRC fee was reduced to 1%. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $2.9 million and $3.6 million are included in accrued expenses as of December 31, 2006 and 2007, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $1.1 million and $1.7 million as of December 31, 2006 and 2007, respectively. Bad debt expense amounted to $551,000, $2.0 million and $2.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

The Company capitalizes software development and acquisition costs in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2005, 2006 and 2007, the Company capitalized costs related to internal use software of $8.2 million, $7.9 million and $11.0 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2005, 2006 and 2007 was $3.7 million, $5.8 million and $9.2 million, respectively and is included in depreciation and amortization expense in the consolidated statements of operations.

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

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on this implied fair value to determine the magnitude of the impairment. If the Company determines that an impairment has occurred, the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no impairment charges recognized during the years ended December 31, 2005, 2006 and 2007.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Addressing

The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. Under the Company’s contract to serve as the National Pooling Administrator, the Company earns a fixed fee associated with administration of the pooling system plus reimbursement for costs incurred. The Company recognizes revenue for this contract based on costs incurred plus a pro rata amount of the fixed-fee. In the event the Company estimates losses on its fixed fee contracts, the Company recognizes these losses in the period in which a loss becomes apparent.

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

The Company generates revenue through internal and external managed domain name services. The Company’s revenue consists of customer set-up fees, monthly recurring fees and per transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide its managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per transaction rate. Each month the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per transaction basis as services are provided. The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.

Interoperability

The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability under its long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per transaction fees are recognized as the transactions are processed. The Company generates revenue from its inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight line basis over the remaining term of the contract following delivery of the set-up and implementation services.

Infrastructure and Other

The Company’s infrastructure services consist primarily of network management and connection services. The Company generates revenue from network management services under its long-term contracts with North American Portability Management LLC. The Company recognizes revenue on a per transaction fee basis as the services are performed. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with North American Portability Management LLC. The Company recognizes its connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. The Company generates revenue from its intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight line basis over the remaining term of the contract following delivery of the set-up and implementation services.

Significant Contracts

The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills an RRC fee of a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. The amount of revenue derived under the Company’s contracts with North American Portability Management LLC was approximately $188.8 million, $249.3 million and $301.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Prior to 2007, the per transaction pricing under these contracts provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2005 and 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per transaction pricing was restored to the prevailing contractual rate. In both 2005 and 2006, the pre-determined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume-based credits for both years. In September 2006, the Company amended its contracts with North American Portability Management LLC. Under these amended terms, no volume-based credits were applied in 2007 and none will be applied in later fiscal periods.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

The Company expenses advertising as incurred. Advertising expense was approximately $809,000, $1.1 million and $2.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R), including the fair value recognition provisions, using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized in fiscal 2006 and forward includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, prior periods are not restated. Both prior and subsequent to the adoption of SFAS No. 123(R), the Company estimated the value of stock-based awards on the date of grant using the Black-

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scholes option-pricing models. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

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

Prior to adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as an operating cash flow in the consolidated statements of cash flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash inflow with a corresponding operating cash outflow. For the years ended December 31, 2006 and 2007, the Company included $49.5 million and $20.8 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

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

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic net income attributable to common stockholders per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Unvested restricted stock and performance vested restricted stock units (“PVRSU”) are excluded from the computation of basic net income attributable to common stockholders per common share because the shares have not yet been earned by the shareholder. Stock options are also excluded since they are not considered outstanding shares. Diluted net income attributable to common stockholders per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. FIN 48 provides a two-step approach to recognize and measure tax benefits when the realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 upon adoption is to be reported as an adjustment to beginning retained earnings. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income (loss) in the Consolidated Statement of Stockholders’ (Deficit) Equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statement of operations.

Comprehensive Income

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income in the Consolidated Statement of Stockholders’ (Deficit) Equity.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141 (R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, the Company does not currently expect SFAS No. 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, the Company does not currently expect SFAS No. 160 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, which would delay the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date would be delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP FAS 157-b, together with SFAS 157, on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110) which, effective January 1, 2008, expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under the simplified method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. In particular, SAB 107 provides for a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. The use of the simplified method was scheduled to expire on December 31, 2007, as it was anticipated that more detailed external information about employee exercise behavior would become available. SAB 110 extends the use of the simplified method for plain vanilla awards in certain situations. The Company expects to continue its use of the simplified method for awards after December 31, 2007 until such time that historical exercise information provides a more reliable estimate of the expected term.

3.	ACQUISITIONS

fiducianet, Inc.

In February 2005, the Company acquired fiducianet, Inc. (Fiducianet) for $2.2 million in cash and the issuance of 35,745 shares of the Company’s common stock for total purchase consideration of $2.6 million. The acquisition of Fiducianet enables the Company to serve as a single point of contact in managing all day-to-day customer

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations involving subpoenas, court orders and law enforcement agency requests under electronic surveillance laws including the Communications Assistance for Law Enforcement Act, the USA. Patriot Act of 2001 and the Homeland Security Act of 2002. The acquisition was accounted for as a purchase, and the results of Fiducianet have been included in the accompanying consolidated statements of operations since the date of the acquisition.

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

The acquisition was accounted for as a purchase and accordingly, the results of Foretec have been included in the accompanying consolidated statements of operations since the date of the acquisition. The purchase price was allocated to net liabilities assumed of approximately $53,000 and goodwill ($929,000) based on their estimated fair values on the acquisition date. Goodwill is not deductible for tax purposes. During 2006, the first milestone was achieved and the Company paid $100,000 during the year ended December 31, 2006. During 2007, the second milestone was achieved and the Company paid $100,000 during the year ended December 31, 2007. As of December 31, 2007, the Company determined that the remaining milestones would not be achieved and no further payments would be required in accordance with the acquisition agreement. As such, the Company eliminated the remaining liability with a corresponding reduction to goodwill.

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

Of the total cash consideration, approximately $6.1 million was distributed to an escrow account, of which $6.0 million was allocated for indemnification claims as set forth in the acquisition agreement. The other

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million was allocated for reimbursement of certain costs of the representative of the former stockholders of UltraDNS. On the first anniversary of the acquisition, $5.8 million of the escrow account was distributed to the former UltraDNS stockholders in accordance with the acquisition agreement and $0.2 million was returned to the Company to resolve claims under the acquisition agreement.

Under the purchase method of accounting, the total purchase price as shown in the table below was allocated to UltraDNS’s net tangible and identifiable intangible assets based on their estimated fair values. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price was allocated as follows (in thousands):

Accounts receivable	$1,221
Unbilled receivables	360
Prepaid expenses and other current assets	298
Property and equipment	1,020
Other assets	63
Deferred tax assets, net	7,774
Accounts payable	(173)
Accrued expenses	(1,463)
Deferred revenue	(472)
Notes payable	(134)
Other liabilities	(14)

Net tangible assets acquired	8,480
Definite-lived intangible assets acquired	20,000
Goodwill	33,920

Total purchase price	$62,400

Of the total purchase price, $8.5 million has been allocated to net tangible assets acquired and $20.0 million has been allocated to definite-lived intangible assets acquired. The Company utilized a third party valuation specialist to assist management in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $20.0 million of definite-lived intangible assets acquired consists of the value assigned to UltraDNS’s direct customer relationships of $14.7 million, web customer relationships of $0.3 million, acquired technology of $4.8 million, and trade names of $0.2 million. The Company is amortizing the value of the UltraDNS direct and web customer relationships in proportion to the respective discounted cash flows over an estimated useful life of 7 and 5 years, respectively. Both acquired technology and trade names are being amortized on a straight-line basis over 3 years.

As a result of the UltraDNS acquisition, the Company recorded net deferred tax assets of $7.8 million in purchase accounting. This balance is comprised primarily of $15.8 million of deferred tax assets related to federal and state net operating losses, capitalized research and development, and certain amortization and depreciation expenses. These deferred tax assets were offset by $8.0 million in deferred tax liabilities resulting from the related intangibles identified from the acquisition. Of the total purchase price, approximately $33.9 million has been allocated to goodwill. Goodwill is not deductible for tax purposes.

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

Of the total cash consideration, approximately $14.1 million was distributed to an escrow account, of which $13.8 million will be used for indemnification claims as set forth in the acquisition agreement. The other $0.3 million will be used for the reimbursement of certain costs and expenses of the representative for the former stockholders of Followap. All funds remaining in the account will be distributed to former Followap stockholders in accordance with the agreement and plan of merger following the resolution of any claims made pursuant to the agreement prior to the first anniversary of the acquisition.

Under the purchase method of accounting, the total purchase price is allocated to Followap’s net tangible liabilities assumed and intangible assets acquired based on their estimated fair values as of November 27, 2006, the effective date of the acquisition. The excess purchase price over the net tangible and identifiable intangible liabilities was recorded as goodwill. The preliminary purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$2,218
Accounts receivable	1,161
Prepaid expenses and other current assets	283
Property and equipment	1,094
Other assets	870
Accounts payable	(707)
Accrued expenses	(3,223)
Deferred revenue	(212)
Other liabilities	(1,019)
Deferred tax liabilities, net	(646)

Net tangible liabilities assumed	(181)
Definite-lived intangible assets acquired	30,600
Goodwill	115,945

Total purchase price	$146,364

Of the total estimated purchase price, a preliminary estimate of $0.2 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. The Company utilized a third party valuation specialist in determining the fair value of the definite-lived intangible asset base. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. The Company is amortizing the value of the Followap customer relationships using an accelerated basis over five years and the value of the acquired technology on a straight-line basis over 3 years.

As a result of the Followap acquisition, the Company recorded net deferred tax liabilities of $0.6 million in purchase accounting. This balance is comprised of $11.2 million of deferred tax assets primarily related to federal and state net operating losses. These deferred tax assets were offset by $11.8 million in deferred tax liabilities resulting from the related intangibles identified from the acquisition. Of the total purchase price, approximately $115.9 million has been allocated to goodwill. Goodwill is not deductible for tax purposes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I-View.com

On January 8, 2007, the Company acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expands our enterprise DNS services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of MetaInfo have been included in the accompanying consolidated statements of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.1 million has been allocated to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer intangibles and acquired technology. The Company is amortizing the value of the customer intangibles in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.

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

	Year Ended December 31,
	2005	2006
	(In thousands, except
	per share data)
	(unaudited)

Total revenue	$267,387	$344,236
Net income	$43,703	$57,201
Net income attributable to common stockholders per common share:
Basic	$1.14	$0.79
Diluted	$0.57	$0.73

4.	DEFERRED FINANCING COSTS

During 2005 and 2006, the Company did not pay any loan origination fees. In 2007, the Company paid $862,000 of loan origination fees related to its new credit facility. Total amortization expense was approximately $57,000, $7,000 and $158,000 for the years ended December 31, 2005, 2006 and 2007, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2006 and 2007, the balance of unamortized deferred financing fees was $0 and $704,000, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2007

Computer hardware	$36,178	$51,188
Equipment	1,572	1,891
Furniture and fixtures	1,379	2,377
Leasehold improvements	15,240	15,850
Construction in-progress	1,252	7,748
Capitalized software	39,319	39,463

	94,940	118,517
Accumulated depreciation and amortization	(52,262)	(62,326)

Property and equipment, net	$42,678	$56,191

The Company entered into capital lease obligations of $5.2 million and $5.6 million for the years ended December 31, 2006 and 2007, respectively, primarily for computer hardware.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2005, 2006 and 2007 was $14.8 million, $17.8 million and $22.8 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	December 31,
	2006	2007

Goodwill	$205,855	$204,093

In January 2007, the Company recorded $1.3 million of goodwill related to its acquisition of MetaInfo. During 2007, the Company recorded purchase price adjustments related to its 2006 acquisitions of UltraDNS and Followap. The adjustments for UltraDNS increased amounts recorded to goodwill by $800,000. The adjustments for Followap reduced the amounts recorded to goodwill by $3.7 million.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,		Period
	2006	2007	(in years)

Intangible assets:
Customer lists and relationships	$43,467	$43,740	5.7
Accumulated amortization	(5,817)	(15,463)

Customer lists and relationships, net	37,650	28,277

Acquired technology	16,808	17,068	3.0
Accumulated amortization	(3,416)	(8,581)

Acquired technology, net	13,392	8,487

Trade name	200	200	3.0
Accumulated amortization	(46)	(113)

Trade name, net	154	87

Intangible assets, net	$51,196	$36,851

Amortization expense related to intangible assets for the years ended December 31, 2005, 2006 and 2007 of approximately $1.2 million, $6.2 million and $14.9 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is expected to be approximately $13.2 million, $11.0 million, $6.5 million, $5.0 million and $0.9 million, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2007

Accrued compensation	$29,720	$27,967
RRC reserve	2,908	3,624
Other	16,832	15,910

	$49,460	$47,501

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2006	2007

Promissory note payable to vendor; principal and interest payable quarterly at 2.08% per annum with a maturity date of April 1, 2007; secured by the equipment financed	164	—
Promissory note payable to vendor; principal and interest payable quarterly at 0.0% per annum with a maturity date of May 18 2007; secured by the equipment financed	693	—
Promissory note payable to vendor; principal and interest payable quarterly at 6.31% per annum with a maturity date of April 1, 2008; secured by the equipment financed	85	35
Promissory note payable to vendor; principal and interest payable quarterly at 5.58% per annum with a maturity date of April 1, 2010; secured by the equipment financed	—	804
Promissory note payable to vendor; non-interest bearing, principal payable quarterly with a maturity date of April 1, 2010; secured by the equipment financed	—	6,868

	942	7,707
Less: current portion	(768)	(2,501)

Notes payable, long-term	$174	$5,206

As of December 31, 2007, remaining principal payments under promissory notes payable are as follows (in thousands):

2008	$2,501
2009	3,429
2010	1,777

Total	$7,707

Revolving Credit Facility

In August 2002, the Company entered into a Revolving Credit Facility (Revolving Credit Facility), which provided the Company with up to $15 million in available credit. Borrowings under the Revolving Credit Facility were either Base Rate loans or Eurodollar rate loans. Base Rate loans bore interest at a fluctuating rate per annum equal to the higher of the federal funds rate plus 0.5% or the lender’s prime rate. Eurodollar rate loans bore interest at the Eurodollar rate plus the applicable margin. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2005 and December 31, 2006; however, total available borrowings were reduced by outstanding letters of credit of $10.7 million and $9.6 million at December 31, 2005 and December 31, 2006, respectively (see Note 9), which reduced the amount the Company may borrow under the Revolving Credit Facility.

The Company’s obligations under the Revolving Credit Facility were secured by substantially all of the Company’s assets. Under the terms of the Revolving Credit Facility, the Company was required to comply with certain financial covenants such as maintaining minimum levels of consolidated net worth, quarterly consolidated EBITDA, and liquid assets and not exceeding certain levels of capital expenditures and leverage ratios. Additionally, there were negative covenants that limited the Company’s ability to declare or pay dividends, acquire additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the nature of the business without permission of the lender. During 2004, 2005 and 2006, the Company was not in compliance with certain covenants and obtained waivers for such defaults. On February 6, 2007, the Company terminated the Revolving Credit Facility.

On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of December 31, 2007, but available borrowings were reduced by letters of credit of $10.1 million outstanding on that date.

The 2007 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2007 Credit Facility requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the 2007 Credit Facility. Lenders holding more than 50% of the loans and commitments under the 2007 Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2007, the Company was in compliance with these covenants.

9.	COMMITMENTS and CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations (in thousands):

2008	$4,101
2009	3,860
2010	2,326

Total minimum lease payments	10,287
Less: amounts representing interest	(1,059)

Present value of minimum lease payments	9,228
Less: current portion	(3,511)

Capital lease obligation, long-term	$5,717

The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2006	2007

Equipment and hardware	$18,166	$24,107
Furniture and fixtures	334	334

	18,500	24,441
Less: accumulated amortization	(10,376)	(15,337)

	$8,124	$9,104

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2017 and generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2007, are as follows (in thousands):

2008	$8,510
2009	8,143
2010	5,823
2011	2,835
2012	2,189
Thereafter	3,689

$31,189

Rent expense was $3.6 million, $4.6 million and $6.7 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.

10.	RESTRUCTURING CHARGES

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

At December 31, 2006 and 2007, the accrued liability associated with the restructuring and other related charges was $2.6 million and $2.2 million, respectively. Amounts related to the lease termination due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011. The Company paid approximately $1.9 million, $534,000 and $368,000, in the years ended December 31, 2005, 2006 and 2007, respectively, related to restructuring charges.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current:
Federal	$32,381	$50,054	$47,478
State	5,905	9,129	10,837

Total current	38,286	59,183	58,315
Deferred:
Federal	(876)	(6,585)	2,572
State	(159)	(1,245)	(111)

Total deferred	(1,035)	(7,830)	2,461

Total provision for income taxes	$37,251	$51,353	$60,776

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2005	2006	2007

Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	4.1	4.0	4.6
AMT credit/tax	1.6	0.0	0.0
Other	(0.5)	2.0	(0.1)
Change in valuation allowance	0.0	0.0	0.2

Effective tax rate	40.2%	41.0%	39.7%

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $17.0 million, $49.5 million and $20.8 million for the years ended December 31, 2005, 2006 and 2007.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2006	2007

Deferred tax assets:
Domestic NOL carryforwards	$21,105	$17,379
Foreign NOL carryforwards	1,011	760
Restructuring accrual	1,002	908
Deferred revenue	7,887	7,436
Accrued compensation	1,330	1,350
Stock-based compensation expense	3,589	6,320
Other reserves	90	16
Other	1,840	2,591

Total deferred tax assets	37,854	36,760
Valuation allowance	(1,011)	(1,787)

Total deferred tax assets, net	36,843	34,973

Deferred tax liabilities:
Unbilled receivables	(315)	(151)
Depreciation and amortization	(1,634)	(4,968)
Identifiable intangibles	(20,000)	(14,148)
Deferred expenses	(2,693)	(3,815)
Other	(60)	(199)

Total deferred tax liabilities	(24,702)	(23,281)

Net deferred tax assets	$12,141	$11,692

As of December 31, 2007, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $43.1 million which expire, if unused, in various years from 2022 to 2027. As of December 31, 2007, the Company had foreign net operating loss carryforwards of approximately $4.2 million, $4.1 million of which can be carried forward indefinitely under current local tax laws and $0.1 million can be carried forward through 2014.

As of December 31, 2007, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $1.1 million. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and determination of the amount of such taxes is not practicable.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $2.2 million of unrecognized tax benefits on a gross basis or $0.8 million on a tax effected basis. At December 31, 2007, the Company had unrecognized tax benefits of $2.0 million on a tax effected basis, of which $1.5 million would affect the Company’s effective tax rate if recognized. The net increase in

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the liability for unrecognized income tax benefits since the date of adoption resulted from the following (in thousands):

Balance at January 1, 2007	$825
Increase related to tax positions of prior years	1,215
Other	(70)

Balance at December 31, 2007	$1,970

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, there was approximately $220,000 of accrued interest related to uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

12.	CONVERTIBLE PREFERRED STOCK

Prior to the Company’s initial public offering on June 28, 2005 (See Note 1), holders of 100,000 shares of Series B Voting Convertible Preferred Stock (Series B), 28,569,692 shares of Series C Voting Convertible Preferred Stock (Series C), and 9,098,525 shares of Series D Voting Convertible Preferred Stock (Series D) converted their shares into 500,000, 28,569,692, and 9,098,525 shares of the Company’s common stock, respectively, after which each share of common stock was split by means of a reclassification into 1.4 shares of Class B common stock and subsequently converted, at the election of the holder, into Class A common stock.

Series B Preferred Stock

The holders of the Series B were entitled to receive preferential cumulative dividends in cash at the rate per share of 6% of stated value ($0.651) or $0.04 per annum, compounded quarterly. Dividends were declared and paid on the Series B. Each share of Series B was convertible into seven shares of common stock, subject to anti-dilution adjustments, and was entitled to that number of votes. Conversion into common stock was automatic in the event of an underwritten public offering (or a combination of offerings) of common stock with gross proceeds to the Company of not less than $50 million (Qualified IPO). In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series B would have received, on par with the holders of the Series C, a liquidation preference of $0.651 per share plus any accrued and unpaid dividends per share. Dividends on the Series B were approximately $2,000 for the year ended December 31, 2005. All accrued and unpaid dividends were fully paid in cash on June 28, 2005 in connection with the Company’s initial public offering.

The Series B had a deemed liquidation provision included among the rights given to its holders whereby, upon the sale of the Company or substantially all the Company’s assets, the holders of the Series B were entitled to elect to receive a cash payment equal to the liquidation preference or the amount of consideration that would have been payable had the Series B converted to common stock.

Series C Preferred Stock

The holders of the Series C were entitled to receive cumulative dividends in cash at the rate per share of 6% of stated value ($2.956) or $0.18 per annum, compounded quarterly. Dividends were declared and paid on the Series C in preference in respect to other series of stock determined as subordinate. The Series C were convertible to

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares on a 1.4-for-1 basis, subject to anti-dilution adjustments. Upon a Qualified IPO, the Series C would have automatically converted to common stock at the applicable conversion price. Each share of Series C was entitled to the same number of votes as the shares of common stock into which it was convertible. The Company also had the right to redeem, in whole or in part, the Series C outstanding at the Series C redemption price of $2.956 per share, plus an amount equal to any and all dividends accrued and unpaid, with consent of the holders of a majority of the Series C. In the event of liquidation, dissolution, or winding up of the Company, the holders of the Series C would have received, on par with the holders of the Series B, a liquidation preference of $2.956 per share plus any accrued and unpaid dividends per share. Dividends on the Series C were approximately $2.5 million for the year ended December 31, 2005. All accrued and unpaid dividends were fully paid in cash on June 28, 2005 in connection with the Company’s initial public offering.

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

During the period commencing on August 5, 2006 and ending September 5, 2006, the holders of a majority of the then-outstanding shares of Series D could have required the Company to engage an independent investment banker to seek a third-party purchaser for then-outstanding Series D at not less than the applicable liquidation amount or some or all of the Company’s assets or to sell additional securities to fund the redemption of the Series D, such that the holders of such shares would have received the applicable liquidation amount. If the shares of Series D had not been purchased or redeemed by the Company prior to June 5, 2007, the Company would have been required to redeem such shares on that date. If a majority of the holders of Series D did not elect to have their shares redeemed, a certain holder of Series D had a one-month period ending in October 2006 to have required the Company to redeem its shares on June 5, 2009. If the board of directors had determined that funds would not be reasonably available to satisfy the redemption obligation, the Company would not have been required to do so, provided that it increased the dividend rate on shares held by a certain holder of Series D by 0.5% per annum, up to a maximum dividend rate of 15% per annum. Series D was redeemable in amounts equal to the original investment plus accrued and unpaid dividends. The redemption amount of the Series D, $54.0 million plus accrued and unpaid dividends, was accreted to its redemption rate.

In the event of a liquidation, dissolution, or winding up of the Company, the holders of the Series D were entitled to a liquidation preference over holders of all other series of preferred and common stock. The holders of the Series B and C were pari passu and had preference over the common stockholders. Dividends on and accretion of the Series D were approximately $1.6 million for the year ended December 31, 2005. All accrued and unpaid dividends were fully paid in cash on June 28, 2005 in connection with the Company’s initial public offering.

13.	STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company has two stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). Under the 1999 Plan, the Company had the ability to grant to its directors, employees and consultants stock or stock-based awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, shares of restricted common stock, phantom stock units and other stock-based awards. In May 2005, the Company’s board of directors adopted the 2005 Plan, which was approved by the Company’s stockholders in June 2005. In connection with the adoption of the 2005 Plan, the Company’s board of directors amended the 1999 Plan to provide that no further awards would be granted under the 1999 Plan as of the date stockholder approval for the 2005 Plan was obtained. All shares available for grant as of that date, plus any other shares under the 1999 Plan that again become available due to forfeiture, expiration, settlement in cash or other termination of awards without issuance, will be available for grant under the 2005 Plan. Under the 2005 Plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of December 31, 2007, 4,102,926 shares were available for grant or award under the 2005 Plan.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2007 was $15.3 million. As of December 31, 2007, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested performance vested restricted stock units granted prior to that date is estimated at $27.5 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years. Total unrecognized compensation expense as of December 31, 2007 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested performance vested restricted stock units, and may be increased or decreased in future periods for subsequent grants or forfeitures.

The following table illustrates the effect on net income attributable to common stockholders and net income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation for the year ended December 31, 2005. The pro forma disclosure for the year ended December 31, 2005 utilized the Black-Scholes option-pricing model to estimate the value of the respective options with such value amortized to compensation expense over the options’ vesting periods.

Year Ended
December 31,
2005
(In thousands, except
per share data)

Pro forma basic net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$51,085
Add: stock-based compensation expense included in reported net income attributable to common stockholders	1,607
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(6,282)

Pro forma basic net income attributable to common stockholders	$46,410

Pro forma diluted net income attributable to common stockholders:
Basic net income attributable to common stockholders, as reported	$51,085
Dividends on and accretion of convertible preferred stock	4,313

Diluted net income attributable to common stockholders	55,398
Add: stock-based compensation expense included in reported net income attributable to common stockholders	1,607
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	(6,282)

Pro forma diluted net income attributable to common stockholders	$50,723

Net income attributable to common stockholders per common share:
Basic — as reported	$1.48

Basic — pro forma	$1.35

Diluted — as reported	$0.72

Diluted — pro forma	$0.66

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above pro forma disclosures are provided for 2005 because, in contrast to the presentation for the years ended December 31, 2006 and 2007, stock-based compensation expense was not recognized using the fair-value method under SFAS No. 123(R) during the period presented. Pro forma disclosure has not been presented for the years ended December 31, 2006 and 2007 because stock-based compensation expense has been recognized by the Company in accordance with the fair-value method set forth in SFAS No. 123(R) for such periods.

The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the year ended December 31, 2005, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the year ended December 31, 2005 was $11.19.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 were approximately $10.4 million and $7.6 million less, respectively, than if the Company had not adopted SFAS 123(R). The Company’s income before income taxes and net income for the year ended December 31, 2007 were approximately $11.0 million and $7.6 million less, respectively, than if the Company had not adopted SFAS 123(R). Basic and diluted net income attributable to common stockholders per common share for the year ended December 31, 2006 were each approximately $0.10 less than if the Company had not adopted SFAS 123(R). Basic and diluted net income attributable to common stockholders per common share for the year ended December 31, 2007 were each approximately $0.10 less than if the Company had not adopted SFAS 123(R). Upon the adoption of SFAS No. 123(R), the Company continued to utilize the Black-Scholes option pricing model for estimating the fair value of stock options granted during the year ended December 31, 2006. The weighted-average fair value of options at the date of grant for options granted during the years ended December 31, 2006 and 2007 was $12.24 and $11.60, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the years ended December 31, 2006 and 2007, and a discussion of the Company’s assumptions.

	Year Ended December 31,
	2006	2007

Dividend yield	0.00%	0.00%
Expected volatility	38.56%	33.27%
Risk-free interest rate	4.68%	4.39%
Expected life of options (in years)	4.56	4.59

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2004	14,375,642	$3.29
Options granted	1,149,844	20.33
Options exercised	(2,588,631)	3.07
Options forfeited	(315,302)	6.10

Outstanding at December 31, 2005	12,621,553	4.81
Options granted	1,547,200	31.10
Options exercised	(5,919,098)	3.33
Options forfeited	(332,927)	10.26

Outstanding at December 31, 2006	7,916,728	10.83
Options granted	932,030	32.78
Options exercised	(2,492,811)	5.75
Options forfeited	(687,446)	21.14

Outstanding at December 31, 2007	5,668,501	15.42

Exercisable at December 31, 2007	3,501,651	8.54

Exercisable at December 31, 2006	4,382,608	3.86

Exercisable at December 31, 2005	8,692,844	2.41

The following table summarizes information regarding options outstanding at December 31, 2007:

			Weighted-
	Options Outstanding		Average	Options Exercisable
	Number	Weighted-	Remaining	Number	Weighted-
	of	Average	Contractual	of	Average
	Options	Exercise	Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(in years)	Exercisable	Price

$ 0.00 - $ 3.20	1,463,957	$0.28	2.58	1,463,957	$0.28
$ 3.21 - $ 6.24	224,327	4.49	5.27	224,327	4.49
$ 6.25 - $ 6.41	531,300	6.25	6.48	416,993	6.25
$ 6.42 - $ 8.38	667,286	6.43	5.97	502,150	6.43
$ 8.39 - $10.86	324,501	9.27	6.97	194,173	9.51
$10.87 - $22.00	273,051	22.00	7.49	103,469	22.00
$22.01 - $30.20	849,862	30.00	5.39	384,481	29.94
$30.21 - $34.84	1,334,217	32.90	6.24	212,101	33.09

	5,668,501	15.42	5.22	3,501,651	8.54

The aggregate intrinsic value of options exercised for the years ended December 31, 2005, 2006 and 2007 was $59.0 million, $161.4 million and $62.5 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2007 was $82.0 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2007 was $72.0 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of December 31, 2007 was 5.22 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of December 31, 2007 was 4.62 years.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2004	—	—
Restricted stock granted	5,000	$31.95
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Outstanding at December 31, 2005	5,000	31.95
Restricted stock granted	102,490	31.37
Restricted stock vested	(2,367)	31.43
Restricted stock forfeited	(1,900)	30.57

Outstanding at December 31, 2006	103,223	31.41
Restricted stock granted	18,800	31.78
Restricted stock vested	(27,538)	31.48
Restricted stock forfeited	(18,825)	31.13

Outstanding at December 31, 2007	75,660	31.55

The total aggregate intrinsic value of restricted stock vested during the year ended December 31, 2007 was approximately $790,000. The aggregate intrinsic value for all restricted stock outstanding under the Company’s stock plans as of December 31, 2007 was $2.2 million. During the year ended December 31, 2007, the Company repurchased 6,817 shares of common stock for an aggregate purchase price of approximately $210,000 pursuant to

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the year ended December 31, 2007, the Company granted approximately 322,290 performance vested restricted stock units (PVRSUs) to certain employees with an aggregate fair value of $10.5 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The performance conditions affect the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% of the target will be achieved. The fair value is measured by the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity for the year ended December 31, 2007:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested December 31, 2006
Granted	322,290	32.59
Vested	—	—
Forfeited	(19,210)	32.59

Non-vested December 31, 2007	303,080	32.59

The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at December 31, 2007 was $8.7 million.

Restricted Stock Units

In July 2006, the Compensation Committee of the board of directors issued 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose terms did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was July 27, 2006. In August and November 2007, the Company’s non-management directors were issued 30,828 and 3,342 restricted stock units, respectively, with an aggregate intrinsic value on the grant date of approximately $900,000 and $114,000, respectively.

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

The aggregate intrinsic value for these restricted stock units as of December 31, 2007 was approximately $1.6 million.

Phantom Stock Units

In July 2004, the board of directors granted 350,000 phantom stock units to one of the Company’s executive officers. Effective March 1, 2007, the officer was no longer employed with the Company. On that date, 224,383

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,
	2005	2006	2007

Basic net income attributable to common stockholders per common share:
Net income	$55,398	$73,899	$92,335
Dividends on and accretion of convertible preferred stock	(4,313)	—	—

Basic net income attributable to common stockholders	$51,085	$73,899	$92,335

Basic net income attributable to common stockholders per common share	$1.48	$1.02	$1.22

Diluted net income attributable to common stockholders per common share:
Basic net income attributable to common stockholders	$51,085	$73,899	$92,335
Dividends on and accretion of convertible preferred stock	4,313	—	—

Diluted net income attributable to common stockholders	$55,398	$73,899	$92,335

Diluted net income attributable to common stockholders per common share	$0.72	$0.94	$1.17

Weighted average common shares outstanding — basic	34,437	72,364	75,954
Dilutive effect of:
Stock options for the purchase of common stock	10,163	5,903	3,281
Conversion of preferred stock and accrued dividends payable into common stock	26,453	—	—
Warrants for the purchase of common stock	5,993	—	—

Weighted average common shares outstanding — diluted	77,046	78,267	79,235

15.	SEGMENT INFORMATION

Prior to January 1, 2007, the Company operated in one business segment; providing critical technology services to the communications industry, including telephone number administration, telephone number pooling, internet domain name services, common short code registry services, wireline and wireless number portability, order management services, and network management services. The Company was not organized by market and was managed and operated as one business. A single management team reported to the chief operating decision maker who comprehensively managed the business. The Company did not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company did not accumulate discrete financial information with respect to separate service lines and did not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131).

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 27, 2006, the Company acquired Followap Inc. (Followap) and became a provider of next-generation communications solutions for mobile network operators by delivering instant messaging, presence, multimedia gateways, and inter-carrier messaging hubs. As a result of the Followap acquisition, the Company began accumulating discrete financial information with respect to separate service lines with separate reportable segments as defined by SFAS No. 131. The Company operated in two reportable business segments for the year ended December 31, 2007, Clearinghouse Services and Next Generation Messaging (NGM) Services, and only one business segment, Clearinghouse Services, for the corresponding year ended December 31, 2006.

Information for the year ended December 31, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse	NGM	Consolidated
	Services	Services	Total

Revenue	$421,062	$8,110	$429,172
Depreciation and amortization	$28,241	$9,490	$37,731
Income (loss) from operations	$184,955	$(35,309)	$149,646
Capital expenditures	$24,371	$2,873	$27,244

Information as of December 31, 2007 regarding the Company’s reportable operating segments is as follows (in thousands):

	Clearinghouse	NGM	Consolidated
	Services	Services	Total

Total assets	$449,523	$167,138	$616,661
Goodwill	$88,148	$115,945	$204,093
Intangible assets	$14,973	$21,878	$36,851

Geographic area revenues from external customers for the year ended December 31, 2007, and long-lived assets as of December 31, 2007 were as follows (in thousands):

		Long-Lived
	Revenue	Assets

North America	$403,536	$61,027
Europe, Middle East and Africa	17,004	32,012
Other regions	8,632	3

Total	$429,172	$93,042

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The plan documents provide for the Company to make matching and other discretionary contributions, as determined by the board of directors. The Company recognized contribution expense totaling $2.0 million, $2.4 million and $4.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

17.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005, 2006 and 2007, the Company received professional services from a company owned by a family member of the Chairman and CEO of the Company. The services were related to tenant improvements in the Company’s leased office spaces. The amounts paid to the related party during the years ended December 31, 2005, 2006 and 2007 were approximately $99,000, $292,000 and $227,000, respectively. As of December 31, 2006 and 2007, the Company owed $58,000 and $2,000 for outstanding payables to this party.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006, the Company acquired 10% of NeuLevel, Inc. from Melbourne IT Limited (MIT), raising the Company’s ownership interest from 90% to 100%. Prior to the acquisition of the remaining 10% ownership interest, the Company had an agreement with MIT whereby MIT served as a registrar for domain names within the .biz top-level domain. During the years ended December 31, 2005 and 2006, the Company recorded approximately $684,000 and $837,000, respectively, in revenue from MIT related to domain name registration services and other nonrecurring revenue from IP claim notification services and pre-registration services.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	Mar. 31,	Jun. 30,		Sep. 30,		Dec. 31,
	2006	2006		2006		2006
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$76,163	$82,263	(1)	$82,509	(1)	$92,022
Income from operations	30,275	32,728		27,930		31,690
Net income	18,285	19,952		17,104		18,558
Net income attributable to common stockholders per common share — basic	$0.26	$0.28		$0.23		$0.25
Net income attributable to common stockholders per common share — diluted	$0.24	$0.26		$0.22		$0.24

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$97,448	$99,693	$110,757	$121,274
Income from operations	29,332	31,401	41,894	47,019
Net income	17,968	19,149	25,702	29,516
Net income attributable to common stockholders per common share — basic	$0.24	$0.25	$0.34	$0.38
Net income attributable to common stockholders per common share — diluted	$0.23	$0.24	$0.32	$0.37

(1)	Revenue for the quarters ended September 30, 2005, December 31, 2005, June 30, 2006 and September 30, 2006 reflects contractual pricing discounts based on pre-established annual aggregate transaction volume targets under the Company’s contracts with North American Portability Management LLC, which had an impact of $5.0 million, $2.5 million, $2.1 million and $5.4 million, respectively.

19.	SUBSEQUENT EVENT

On January 10, 2008, the Company acquired certain assets of Webmetrics, Inc., a provider of web and network performance testing, monitoring and measurement services, for cash consideration of $12.5 million subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million. The acquisition of Webmetrics expands the Company’s Internet and infrastructure services. The acquisition was accounted for as a purchase. The Company is currently in the process of completing its preliminary purchase price allocation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young has issued an attestation report, which is included at the end of this section.

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

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
NeuStar, Inc.

We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 25, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders, or our 2008 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2008 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2008 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference to our 2008 Proxy Statement, under the headings “Governance of the Company.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2008 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2008 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2006 and 2007 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2008 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)

(2)

Schedule for the three years ended December 31, 2005, 2006 and 2007:
II — Valuation and Qualifying Accounts	92

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2005	2006	2007
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$468	$494	$1,103
Additions	551	2,041	2,601
Reductions(1)	(525)	(1,432)	(2,050)

Ending Balance	$494	$1,103	$1,654

Deferred Tax Asset Valuation Allowance
Beginning Balance	$—	$—	$1,011
Additions	—	1,011	776
Reductions	—	—	—

Ending Balance	$—	$1,011	$1,787

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number		Description of Exhibit

(2.1)		Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.

(2.2)		Agreement and Plan of Merger, dated as of November 27, 2006, by and among Neustar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27. 2006.

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed July 13, 2007.

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a)Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed November 14, 2006; (g) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; and (h) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**.

10	.1.1	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended**.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed March 29, 2006; (d) Exhibit 10.2.2 to our Annual Report on Form 10-K filed March 29, 2006; (e) Exhibit 10.2.3. to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (f) Exhibit 10.2.1. to our Annual Report on Form 10-K, filed March 1, 2007**; (g) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed March 1, 2007**; (h) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed March 1, 2007**; (i) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; and (j) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007**.

10	.2.1	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

10	.2.2	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

(10.3)		National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective August 14, 2007, incorporated herein by reference to our Quarterly Report on Form 10-Q, filed November 5, 2007**.

10	.3.1	Amendments to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

Exhibit Number		Description of Exhibit

(10.4)		North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 9, 2003, incorporated herein by reference to (a) Exhibit 10.4 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.4.1 to our Current Report on Form 8-K, filed September 15, 2005; (c) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 29, 2006; (d) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (e) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed November 14, 2006; (f) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed May 10, 2007; (h) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed August 10-Q, filed August 8, 2007; and (i) Exhibit 10.4.4 to our Quarterly Report on Form 10-Q, filed November 5, 2007.

10	.4.1	Amendment to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5		.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

(10.6)		Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., dated as of December 18, 2006, as amended, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007.

(10.7)		Common Short Code License Agreement made and entered into October 17, 2003, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 10.7 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.7.1 to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.7.2 to our Quarterly Report on Form 10-Q, filed November 14, 2006**; and (d) Exhibit 10.7.1 to our Quarterly Report on Form 10-Q, filed May 10, 2007.

(10.8)		NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)		NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.10)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.13)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.14)		Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.15)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.17)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).‡

(10.20)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.21)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.22)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.23)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635).

(10.24)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007, and Exhibit 10.31.1 to our Quarterly Report on Form 10-Q, filed November 5, 2007.

(10.25)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007.

(10.26)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.27)	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.28)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed March 1, 2007.†

(10.29)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.30)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.44 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.31)	Form of Restricted Stock Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.32)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Quarterly Report on Form 10-Q, filed March 5, 2007.†

(10.33)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.34)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.35)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.36)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.37)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006.†

(10.38)	Form of Performance Award Agreement under the NeuStar, Inc 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.39)	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.40)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.98)	.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001, incorporated herein by reference to (a) Exhibit 10.5 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed November 14, 2005; (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed November 14, 2005; (d) Exhibit 10.5.3 to our Quarterly Report on Form 10-Q, filed November 14, 2006; (e) Exhibit 10.5.1 to our Annual Report on Form 10-K, filed March 1, 2007; and (f) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed May 10, 2007.

10.99	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

99.1	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.
99.2	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ Jeffrey E. Ganek Jeffrey E. Ganek	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey A. Babka Jeffrey A. Babka	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cullen James G. Cullen	Director

/s/ Joel P. Friedman Joel P. Friedman	Director

/s/ Ross K. Ireland Ross K. Ireland	Director

/s/ Paul A. Lacouture Paul A. Lacouture	Director

/s/ Dr. Kenneth A. Pickar Dr. Kenneth A. Pickar	Director

/s/ Michael J. Rowny Michael J. Rowny	Director

/s/ Hellene S. Runtagh Hellene S. Runtagh	Director