Form 10-Q
period 2008-03-31
NEUSTAR INC
filed 2008-05-12
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 77,552,828 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at May 1, 2008.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2008

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2008

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,630	$54,396
Restricted cash	488	532
Short-term investments	100,048	32,059
Accounts receivable, net of allowance for doubtful accounts of $1,654 and $2,299, respectively	76,632	62,745
Unbilled receivables	383	744
Notes receivable	2,159	2,202
Prepaid expenses and other current assets	9,608	10,547
Deferred costs	8,281	9,216
Deferred tax assets	13,907	13,192

Total current assets	310,136	185,633

Investments, long-term	—	39,371
Property and equipment, net	56,191	57,813
Goodwill	204,093	181,451
Intangible assets, net	36,851	39,524
Notes receivable, long-term	759	192
Deferred costs, long-term	3,575	3,272
Other assets	5,056	4,804

Total assets	$616,661	$512,060

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,742	$7,443
Accrued expenses	47,501	49,822
Deferred revenue	32,236	33,660
Notes payable	2,501	2,495
Capital lease obligations	3,511	3,803
Accrued restructuring reserve	413	426
Income tax payable	3,254	1,999
Other liabilities	108	—

Total current liabilities	99,266	99,648

Deferred revenue, long-term	18,063	16,232
Notes payable, long-term	5,206	4,364
Capital lease obligations, long-term	5,717	5,033
Accrued restructuring reserve, long-term	1,793	1,679
Other liabilities, long-term	3,866	4,470
Deferred tax liability	2,215	4,022

Total liabilities	136,126	135,448

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2007 and March 31, 2008	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 77,082,161 and 77,528,281 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	77	77
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 and 4,538 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	—	—
Additional paid-in capital	293,785	299,822
Treasury stock, 99,286 and 4,136,458 shares at cost at December 31, 2007 and March 31, 2008, respectively	(3,221)	(107,108)
Accumulated other comprehensive loss	(140)	(1,753)
Retained earnings	190,034	185,574

Total stockholders’ equity	480,535	376,612

Total liabilities and stockholders’ equity	$616,661	$512,060

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2008
Revenue:
Addressing	$27,003	$30,161
Interoperability	14,932	16,440
Infrastructure and other	55,513	70,812

Total revenue	97,448	117,413

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	23,078	24,489
Sales and marketing	18,636	18,724
Research and development	6,569	7,548
General and administrative	10,769	16,482
Depreciation and amortization	9,064	10,120
Impairment of goodwill	—	29,021

	68,116	106,384

Income from operations	29,332	11,029
Other (expense) income:
Interest expense	(350)	(442)
Interest and other income	649	1,592

Income before income taxes	29,631	12,179
Provision for income taxes	11,663	16,639

Net income (loss)	$17,968	$(4,460)

Net income (loss) per common share:
Basic	$0.24	$(0.06)

Diluted	$0.23	$(0.06)

Weighted average common shares outstanding:
Basic	74,688	76,247

Diluted	79,031	76,247

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2008
Operating activities:
Net income (loss)	$17,968	$(4,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,064	10,120
Stock-based compensation	3,563	4,429
Amortization of deferred financing costs	29	44
Excess tax benefits from stock-based compensation	(10,326)	(91)
Deferred income taxes	3,849	3,481
Provision for doubtful accounts	484	1,024
Impairment of goodwill	—	29,021
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,164)	13,727
Unbilled receivables	89	(361)
Notes receivable	484	524
Prepaid expenses and other current assets	(540)	(742)
Deferred costs	(300)	(632)
Income tax receivable	2,126	—
Other assets	(914)	216
Other liabilities	39	271
Accounts payable and accrued expenses	(10,994)	87
Income tax payable	—	(1,164)
Accrued restructuring reserve	(92)	(101)
Deferred revenue	4,298	(1,313)

Net cash provided by operating activities	9,663	54,080

Investing activities:
Purchases of property and equipment	(4,623)	(6,702)
Sales of investments, net	1,802	25,904
Businesses acquired, net of cash	(1,569)	(12,915)

Net cash (used in) provided by investing activities	(4,390)	6,287

Financing activities:
Disbursement of restricted cash	(100)	(44)
Principal repayments on notes payable	(316)	(848)
Principal repayments on capital lease obligations	(1,495)	(1,573)
Proceeds from exercise of common stock options	5,081	1,518
Excess tax benefits from stock-based compensation	10,326	91
Repurchase of common stock	(3,128)	(103,887)

Net cash provided by (used in) financing activities	10,368	(104,743)
Effect of foreign exchange rates on cash and cash equivalents	—	142

Net increase (decrease) in cash and cash equivalents	15,641	(44,234)
Cash and cash equivalents at beginning of period	39,242	98,630

Cash and cash equivalents at end of period	$54,883	$54,396

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).

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
     The annual and any required interim goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for the Company’s NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions and estimates. For example, the Company changed certain of its key assumptions, most notably assumptions relating to end-user adoption rates, to reflect changes in the market and identified customer-related events that occurred late in the first quarter of 2008. The effect of these changes on the Company’s projections of future cash flows resulted in a $29.0 million impairment charge in March 2008. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units, including revised assumptions underlying the valuation of its NGM reporting unit, are reasonable; however, there are a number of factors that could cause actual results to differ from the Company’s estimates, including further delays from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users and unforeseen changes in the market. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet. As of March 31, 2008, the Company had $94.5 million and $86.9 million, respectively, in goodwill for its Clearinghouse reporting unit and its NGM reporting unit subject to future impairment tests.
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
     The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, due primarily to changes in market demand (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of the Company’s annual impairment test, the Company has identified and assigned goodwill to two reporting units, Clearinghouse Services and NGM Services.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on the estimated fair value of the reporting unit to determine the magnitude of the impairment. If the Company determines that an impairment has occurred, the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. During the three months ended March 31, 2008, the Company recorded a goodwill impairment charge of $29.0 million related to its NGM business segment (see Note 6). There was no goodwill impairment charge during the three months ended March 31, 2007.
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
     The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 to 5	Straight-line
Customer lists and relationships	3 to 7	Various
Trade name	3	Straight-line
     Amortization expense related to acquired technologies and customer lists and relationships is included in depreciation and amortization expense in the consolidated statements of operations.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered impaired, the amount of impairment recognized is equal to the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. At March 31, 2008, the Company performed a recoverability test of the long-lived assets of its NGM business segment. The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying value. Accordingly, there were no asset impairment charges recognized during the three months ended March 31, 2008. In addition, there were no asset impairment charges recognized during the three months ended March 31, 2007.
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
     For 2007, pricing was $0.91 per transaction regardless of transaction volume. Beginning January 1, 2008, per transaction pricing is derived on a straight-line basis using an effective rate calculation formula based on annualized volume between 200 million and 587.5 million. For annualized volumes less than or equal to 200 million, the per transaction price is equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the per transaction price is equal to a flat rate of $0.75 per transaction. For the three months ended March 31, 2008, the weighted average per transaction price was $0.88. The applicable per transaction price is subject to change during the course of the year if the annualized transaction volume, as calculated under the terms of the contracts, changes.
     Service Level Standards
     Pursuant to certain of the Company’s private commercial contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. The Company records a provision for these performance-related penalties when it becomes aware that required service levels have not been met triggering the requirement to pay a penalty, which results in a corresponding reduction to revenue.
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
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Stock-based compensation expense includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Basic and Diluted Net Income (Loss) per Common Share
     Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
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
     Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 provides a two-step approach to recognize and measure tax benefits when the realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.
Foreign Currency
     Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at period end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income (loss).
     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statement of operations.
Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income. Comprehensive loss was approximately $6.1 million for the three months ended March 31, 2008. There were no material differences between net income and comprehensive net income for the three months ended March 31, 2007.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, the Company does not currently expect SFAS No. 160 to have a material impact on its consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date would be delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP FAS 157-b on its consolidated financial statements.
3. INVESTMENTS
     A summary of the Company’s securities available for sale as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$33,047	$—	$(988)	$32,059
High grade auction rate securities	41,725	—	(2,354)	39,371

	$74,772	$—	$(3,342)	$71,430

	December 31, 2007
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$49,851	$—	$(628)	$49,223
High grade auction rate securities	50,825	—	—	50,825

	$100,676	$—	$(628)	$100,048

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2007, the Company was advised that a cash reserve fund that the Company had invested in would be closed to new investments and immediate redemptions and that there had been a one percent decline in the net asset value of the fund. As of December 31, 2007, the Company had approximately $49.2 million invested in this fund. For the three months ended December 31, 2007, the Company recorded an unrealized loss of $628,000 related to this fund. During the three months ended March 31, 2008, the Company redeemed $16.6 million from this fund and recognized realized losses of $240,000. During the three months ended March 31, 2008, the Company recorded an unrealized loss of $360,000 related to this fund. As of March 31, 2008, the Company had approximately $32.1 million invested in this fund. The fund currently has a projected schedule that will result in approximately 90 percent of the fund being redeemed in 2008.
     As of March 31, 2008, the Company has long-term investments of $39.4 million that consist of auction rate securities (ARS) with “AAA” ratings whose underlying assets are student loans the majority of which are guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 39 years. As a result of current negative conditions in the global credit markets, auctions for the $39.4 million investment in these securities as of March 31, 2008 either have failed or may fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers refinance or a buyer is found outside of the auction process.
     As a result of the temporary decline in fair value of these auction rate securities, which the Company attributes to market-related liquidity issues rather than the issuer’s credit issues, approximately $2.4 million in unrealized losses have been included in accumulated other comprehensive income. The Company believes that the credit markets for these securities will improve sufficiently to enable a full liquidation of these securities without significant losses in the long term. The Company also maintains the intent and ability to hold these securities for a long period of time without any adverse effect on its operations. The Company does not currently anticipate liquidity being restored in the near-term, and has classified these investments as non-current on its consolidated balance sheet. Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as accumulated other comprehensive income. Any adjustments in fair value that are determined to be other-than-temporary would require the Company to recognize associated adjustments to earnings.
4. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) on January 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. SFAF No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1. Observable inputs such as quoted prices in active markets

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     We evaluate assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by us.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of March 31, 2008, observable market information was not available to determine the fair value of the Company’s investments in the cash reserve fund and its ARS portfolio. Therefore, the Company estimated fair value using valuation models that relied on Level 3 inputs to value these securities, including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s cash reserve fund and its ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation of the Company’s cash reserve fund and its ARS portfolio in the future include, changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, timing of estimated cash flows, counterparty risk and ongoing strength and quality of market credit and liquidity. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments	—	—	$32,059	$32,059
Long-term investments	—	—	$39,371	$39,371
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Short-term	Long-term
	Investments	Investments
Balance on January 1, 2008	$—	$—
Transfers in and/or (out) of Level 3	49,223	50,825
Total losses realized/unrealized included in earnings	(240)	—
Total losses included in other comprehensive income	(360)	(2,354)
Purchases, sales, issuances and settlements, net	(16,564)	(9,100)

Balance on March 31, 2008	$32,059	$39,371

     For the three months ended March 31, 2008, there were no gains or losses included in earnings that were attributable to the unrealized gains or losses related to Level 3 assets held at March 31, 2008.
5. ACQUISITION
Webmetrics, Inc.
     On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expands the Company’s Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $6.4 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.
     The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period which would indicate that such a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2008 is as follows:

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2007	$88,148	$115,945	$204,093
Acquisitions	6,379	—	6,379
Impairment charge	—	(29,021)	(29,021)

Balance at March 31, 2008	$94,527	$86,924	$181,451

     The Company’s NGM business segment experienced certain changes in market conditions and customer-related events that caused NGM to revise its financial forecast in March 2008, triggering the Company to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the estimated fair value of the reporting unit was less than its net book value. As such, the Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to it implied fair value and recognized an impairment charge of $29.0 million. The goodwill impairment has been recorded under the caption “Impairment of Goodwill” in the Unaudited Consolidated Statements of Operations.
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
		March 31,	Period
	December 31,	2008	(In Years)
	2007	(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$43,740	$47,504	5.5
Accumulated amortization	(15,463)	(17,853)

Customer lists and relationships, net	28,277	29,651

Acquired technology	17,068	19,757	3.3
Accumulated amortization	(8,581)	(9,954)

Acquired technology, net	8,487	9,803

Trade name	200	200	3.0
Accumulated amortization	(113)	(130)

Trade name, net	87	70

Intangible assets, net	$36,851	$39,524

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $3.8 million and $3.8 million for the three months ended March 31, 2007 and 2008, respectively. Amortization expense related to intangible assets for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, is expected to be approximately $15.2 million, $12.8 million, $8.1 million, $5.5 million, and $1.5 million, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. NOTES PAYABLE
     On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of March 31, 2008, but available borrowings were reduced by letters of credit of $10.1 million outstanding on that date.
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
8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs), and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares that would otherwise be available for issuance under the 1999 Plan. As of March 31, 2008, 2,617,798 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2008 was $3.6 million and $4.4 million, respectively. As of March 31, 2008, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $40.7 million, which the Company expects to recognize over a weighted average period of approximately 2.2 years. Total unrecognized compensation expense as of March 31, 2008 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three months ended March 31, 2007 and 2008, as well as for option grants during all prior periods. The weighted-average fair value of options at the date of grant for options granted during the three months ended March 31, 2007 and 2008 was $11.62 and $8.79, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2007 and 2008, and a discussion of the Company’s assumptions:

	Three Months Ended
	March 31,
	2007	2008
Dividend yield	0.00%	0.00%
Expected volatility	33.37%	35.82%
Risk-free interest rate	4.46%	2.56%
Expected life of options (in years)	4.61	4.37
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in June 2005, the Company has used a blended volatility to estimate expected volatility. The blended volatility includes the average of the Company’s preceding weekly historical volatility from its initial public offering to the respective grant date, the Company’s preceding six-months market implied volatility. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
     Risk-free interest rate — This is the average U.S. Treasury rate (with a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. Prior to January 1, 2008, this estimate was derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. After January 1, 2008, the Company utilizes historical exercise information to provide a more reliable estimate of the expected term for plain vanilla share options.
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2007	5,668,501	$15.42
Options granted	1,119,015	26.38
Options exercised	(325,713)	4.66
Options canceled	(106,594)	28.82

Outstanding March 31, 2008	6,355,209	17.68

Exercisable at March 31, 2008	3,572,701	10.31

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $29.6 million and $6.7 million respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of March 31, 2008 was $67.1 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of March 31, 2008 was $61.7 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of March 31, 2008 was 5.35 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of March 31, 2008 was 4.60 years.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2008:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2007	75,660	$31.55
Granted	124,800	26.83
Vested	(9,960)	30.37
Forfeited	(4,393)	30.08

Non-vested March 31, 2008	186,107	28.48

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock plans at March 31, 2008 was $4.9 million. During the three months ended March 31, 2007 and 2008, the Company repurchased 2,709 and 2,493 shares of common stock for an aggregate purchase price of approximately $139,000 and $95,000, respectively, pursuant to the participants’ rights under the Company’s stock incentive plan to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Stock Units
     The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2008:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2007	303,080	$32.59
Granted	286,660	26.29
Vested	—	—
Forfeited	(68,460)	32.19

Non-vested March 31, 2008	521,280	29.18

     The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance periods and the employees continued employment. The performance conditions affect the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123R, compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% of the target will be achieved. The fair value is measured by the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs expected to vest.
     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at March 31, 2008 was $13.8 million.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The aggregate intrinsic value for these restricted stock units as of March 31, 2008 was approximately $1.5 million.
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
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 94,422 and 2,493 shares during the three months ended March 31, 2007 and 2008 with a total market value of approximately $3.1 million and $95,000, respectively, from previously granted restricted stock awards for settlement of employee tax liabilities pursuant to the Company’s stock incentive plans as discussed in Note 6, and these shares were accounted for as treasury stock.
     On February 14, 2008, a special committee of the board of directors authorized the repurchase of up to $250 million in shares of the Company’s Class A common stock in accordance with applicable rules under the Securities Exchange Act of 1934. As of March 31, 2008, a total of 4,034,678 shares have been repurchased for an aggregate purchase price of approximately $103.8 million. Subsequent to March 31, 2008, an additional 802,431 shares were repurchased for an aggregate purchase price of $21.1 million. All repurchased shares are accounted for as treasury shares.
9. BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income (loss) per share calculation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2008
Computation of basic net income (loss) per common share:
Net income (loss)	$17,968	$(4,460)

Weighted average common shares outstanding — basic	74,688	76,247

Basic net income (loss) per common share	$0.24	$(0.06)

Computation of diluted net income (loss) per common share:
Net income (loss)	$17,968	$(4,460)

Weighted average common shares outstanding — basic	74,688	76,247
Effect of dilutive securities:
Stock-based awards	4,343	—

Weighted average common shares outstanding — diluted	79,031	76,247

Diluted net income (loss) per common share	$0.23	$(0.06)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three months ended March 31, 2008 were 2,847,535.
10. SEGMENT INFORMATION
     The Company has two reportable operating segments: Clearinghouse Services and NGM Services.
     Information for the three months ended March 31, 2007 and 2008 regarding the Company’s reportable operating segments is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Revenue:
Clearinghouse services	$96,906	$113,552
NGM services	542	3,861

Total revenue	$97,448	$117,413

Depreciation and amortization:
Clearinghouse services	$6,818	$7,404
NGM services	2,246	2,716

Total depreciation and amortization	$9,064	$10,120

Income (loss) from operations:
Clearinghouse services	$37,828	$50,401
NGM services	(8,496)	(39,372)

Income (loss) from operations	$29,332	$11,029

     Information as of December 31, 2007 and March 31, 2008 regarding the Company’s reportable operating segments is as follows (in thousands):

	December 31,	March 31,
	2007	2008
Total assets:
Clearinghouse services	$449,523	$377,486
NGM services	167,138	134,574

Total assets	$616,661	$512,060

Goodwill:
Clearinghouse services	$88,148	$94,527
NGM services	115,945	86,924

Goodwill	$204,093	$181,451

Intangible assets:
Clearinghouse services	$14,973	$19,462
NGM services	21,878	20,062

Intangible assets	$36,851	$39,524

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. INCOME TAXES
     As of December 31, 2007 and March 31, 2008, the Company had unrecognized tax benefits of $2.0 million and $2.3 million, respectively, of which $1.5 million and $1.8 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s annual effective tax rate increased to 136.6% for the three months ended March 31, 2008 from 39.4% for the three months ended March 31, 2007 due primarily to the impact of the $29.0 million non-cash impairment charge related to a write-down of goodwill, none of which is deductible for tax purposes.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended March 31, 2008, the Company recognized $43,000 in interest. As of December 31, 2007 and March 31, 2008, there was approximately $220,000 and $263,000 of accrued interest related to uncertain tax positions, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.9 million over the next 12 months due to the expiration of certain statutes of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part I, “Item 1A. Risk Factors” and elsewhere in our Annual Report on 10-K for the year ended December 31, 2007 and subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     During the first quarter of 2008, we experienced continued growth in our clearinghouse services. Total revenue for the quarter increased 21% as compared to the first quarter of 2007. Under our contracts to provide telephone number portability services in the United States, we processed 87.0 million transactions during this quarter, representing growth of 22% over the first quarter of 2007. We recognized a net loss of $4.5 million, which was due primarily to an impairment charge of $29.0 million to write down the value of goodwill related to our NGM business segment.
Recent Development
     Our NGM business segment experienced certain changes in market conditions and customer-related events that caused us to revise the NGM business forecast, triggering us to perform an interim goodwill impairment test. First, we compared the fair value of the NGM reporting unit to its carrying value, including assigned goodwill. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. We determined that the fair value of the reporting unit was less than its net book value. As such, we then performed a theoretical purchase price allocation to compare NGM’s assigned goodwill to it implied fair value and recognized an impairment charge of $29.0 million.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate, actual results may differ from those estimates. See the information in our filings with the Securities and Exchange Commission from time to time, including Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, and as updated in our subsequent periodic and current reports, for certain matters that may bear on our future results of operations. We discuss our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates in 2008 except as follows:

     Investments
     We account for investment securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and related interpretations and staff positions. SFAS No. 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. When readily determinable fair values are not available, we use judgment to estimate the fair value of our investments based on observable market inputs or, if no observable market inputs are available, unobservable market inputs, or a combination thereof. Our fair value estimates consider, among other factors, the collateral underlying the security investments, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of auction rate securities, the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: changes in credit ratings or asset quality; changes in the economic environment; length of time and extent to which fair value has been below cost basis; changes in market conditions; changes in expected cash flows; and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income, while other-than-temporary declines in fair value are recorded to earnings.
     Goodwill
     We have made numerous acquisitions, including the 2006 acquisitions of UltraDNS Corporation and Followap Inc., resulting in our recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse segment and our NGM segment.
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
     The annual and any required interim goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of our reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for our NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions and estimates. For example, we changed certain of our key assumptions, most notably assumptions relating to end-user adoption rates, to reflect changes in the market and identified customer-related events that occurred late in the first quarter of 2008. The effect of these changes on our projections of future cash flows resulted in a $29.0 million impairment charge in March 2008. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units, including revised assumptions underlying the valuation of our NGM reporting unit, are reasonable; however, there are a number of factors that could cause actual results to differ from our estimates, including further delays from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users and unforeseen changes in the market. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of March 31, 2008, we had $94.5 million and $86.9 million, respectively, in goodwill for our Clearinghouse reporting unit and our NGM reporting unit subject to future impairment tests.

Acquisitions
I-View.com, Inc. (d/b/a MetaInfo)
     On January 8, 2007, we acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expands our enterprise DNS services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of MetaInfo have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, we allocated $0.1 million to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer intangibles and acquired technology. We are amortizing the value of the customer intangibles in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.
Webmetrics, Inc.
     On January 10, 2008, we acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expands our Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $6.4 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. We are amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.

     Consolidated Results of Operations
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008
     The following table presents an overview of our results of operations for the three months ended March 31, 2007 and 2008.

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	27,003	30,161	3,158	11.7
Interoperability	14,932	16,440	1,508	10.1
Infrastructure and other	55,513	70,812	15,299	27.6

Total revenue	97,448	117,413	19,965	20.5

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	23,078	24,489	1,411	6.1
Sales and marketing	18,636	18,724	88	0.5
Research and development	6,569	7,548	979	14.9
General and administrative	10,769	16,482	5,713	53.1
Depreciation and amortization	9,064	10,120	1,056	11.7
Impairment of goodwill	—	29,021	29,021	—

	68,116	106,384	38,268	56.2

Income from operations	29,332	11,029	(18,303)	(62.4)
Other (expense) income:
Interest expense	(350)	(442)	(92)	26.3
Interest and other income	649	1,592	943	145.3

Income before income taxes	29,631	12,179	(17,452)	(58.9)
Provision for income taxes	11,663	16,639	4,976	42.7

Net income (loss)	17,968	(4,460)	(22,428)	(124.8)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.24	$(0.06)

Diluted	$0.23	$(0.06)

Weighted average common shares outstanding:
Basic	74,688	76,247

Diluted	79,031	76,247

Revenue
     Total revenue. Total revenue increased $20.0 million due primarily to increases in transactions under our contracts to provide telephone number portability services in the United States.
     Addressing. Addressing revenue increased $3.2 million due to the expanded range of DNS services, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $4.3 million, consisting of a $2.7 million increase in revenue from increased use of our NeuStar Ultra Services, and a $1.6 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $1.4 million due to an increased number of subscribers for U.S. Common Short Codes. These increases were offset by a decrease of $2.6 million in revenue under our contracts to provide telephone number portability services in the United States.
     Interoperability. Interoperability revenue increased $1.5 million due to an increase of $1.9 million from our NGM business segment, which was offset by a decrease of $0.4 million from our Clearinghouse business segment. The increase in NGM revenue of $1.9 million was driven by an increase in the number of carrier customers utilizing our services. The decrease in Clearinghouse revenue was predominantly due to a $3.1 million reduction in revenue from our contracts to provide number portability services in Canada. This reduction resulted from a return to normal use patterns in the first quarter of 2008 as compared to the elevated transaction levels we experienced in the first quarter of 2007 in advance of the introduction of wireless number portability in Canada. This decrease was offset by an increase in revenue from our order management services of $2.2 million.
     Infrastructure and other. Infrastructure and other revenue increased $15.3 million, of which $13.9 million was attributable to our Clearinghouse business segment and $1.4 million was attributable to our NGM business segment. Clearinghouse revenue increased predominantly due to increased demand for our network management services, primarily due to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization. In addition, the increase in infrastructure revenue from our NGM business segment was driven by an increase in the number of carrier customers utilizing our services.
Expense
     Cost of revenue. Cost of revenue increased $1.4 million due to an increase of $1.7 million attributable to our NGM business segment, which was offset by a decrease of $0.3 million from our Clearinghouse business segment. The $1.7 million increase in NGM cost of revenue was due primarily to expanded costs associated with additional deployments for the carrier customers utilizing our services. The $0.3 million decrease in Clearinghouse cost of revenue was due to a reduction in personnel and personnel-related expense of $1.3 million, which resulted from increased operating efficiencies in supporting our platforms that allowed us to increase the number of transactions we processed without proportional increases in personnel and personnel-related expense. This decrease was offset by an increase of $0.9 million in royalty expenses related to U.S. Common Short Code services.
     Sales and marketing. Sales and marketing expense was generally flat, consisting of a $0.6 million increase attributable to our NGM business segment to expand our sales force, which was offset by a decrease of $0.5 million from our Clearinghouse business segment.
     Research and development. Research and development expense increased $1.0 million, all of which was attributable to our NGM business segment. The $1.0 million increase in NGM research and development expense was driven by increased headcount and increased professional fees to support delivery of our NGM services.
     General and administrative. General and administrative expense increased $5.7 million, of which $4.2 million was attributable to our Clearinghouse business segment and $1.5 million was attributable to our NGM business segment. The increase in Clearinghouse general and administrative expense was due predominantly to a $1.8 million increase in personnel and personnel-related expense related to increased headcount and a $1.4 million increase in professional fees to support business growth. In addition, general facility costs for our Clearinghouse segment increased $0.5 million. The increase in NGM general and administrative expense was due to an increase of $0.9 million in personnel and personnel-related expense related to increased headcount to support business growth and a $0.6 million increase in general facility costs.

     Depreciation and amortization. Depreciation and amortization expense increased $1.1 million, of which $0.6 million was attributable to our Clearinghouse business segment and $0.5 million was attributable to our NGM business segment. These increases in each of our segments were due predominantly to increased depreciation of capital assets.
     Impairment of goodwill. We recognized an impairment charge of $29.0 million to write down the value of goodwill from our NGM business segment. There was no corresponding expense in the first quarter of 2007.
     Interest expense. Interest expense remained relatively constant during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
     Interest and other income. Interest and other income for the three months ended March 31, 2008 increased $0.9 million as compared to the three months ended March 31, 2007 due primarily to higher yields on average combined cash and short and long-term investment balances.
     Provision for income taxes. Our annual effective tax rate increased to 136.6% for the three months ended March 31, 2008 from 39.4% for the three months ended March 31, 2007 due primarily to the impact of the $29.0 million non-cash impairment charge related to a write-down of goodwill, none of which is deductible for tax purposes. Our income tax provision for the three months ended March 31, 2008 increased $5.0 million as compared to the three months ended March 31, 2007 due primarily to an increase in income from operations excluding the goodwill impairment charge.
Liquidity and Capital Resources
     Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund acquisitions, facility expansions, capital expenditures, working capital, debt service requirements and stock repurchases. We anticipate that our principal uses of cash in the future will be working capital, capital expenditures, facility expansion, stock repurchases and acquisitions.
     Total cash and cash equivalents and short-term investments were $86.5 million at March 31, 2008, a decrease from $198.7 million at December 31, 2007. This decrease was due primarily to the repurchase of $103.9 million of our Class A common stock and the reclassification of $39.4 million of investments to long-term due to failed auctions for auction rate securities held by us. Of the $86.5 million included in total cash and cash equivalents and short-term investments, $32.1 million was invested in a cash reserve fund that has been closed to new investments and immediate redemptions. The fund currently has a projected redemption schedule that will result in approximately 90 percent of the fund being redeemed in 2008.
     At March 31, 2008, our long-term investments totaled $39.4 million and consisted of auction rate securities with “AAA” ratings whose underlying assets are student loans guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 39 years. As a result of current negative conditions in the global credit markets, auctions for our $39.4 million investment in these securities as of March 31, 2008 either have failed or may fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given our strong liquidity position and expected operating cash flows, we have the ability to execute our business plan and intend to hold these securities until conditions improve.
     We believe that our existing cash and cash equivalents, short-term investments, long-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the three months ended March 31, 2008 was $54.1 million, as compared to cash provided by operating activities of $9.7 million for the three months ended March 31, 2007. This $44.4 million increase in net cash provided by operating activities was principally the result of an increase of non- cash adjustments of $41.4 million, including a goodwill impairment charge of $29.0 million and a decrease of $10.2 million relating to excess tax benefits from stock-based compensation.

Cash flows from investing
     Net cash provided by investing activities for the three months ended March 31, 2008 was $6.3 million, as compared to net cash used in investing activities of $4.4 million for the three months ended March 31, 2007. This $10.8 million increase in net cash provided by investing activities was due to a $24.1 million increase in net sales of short-term investments offset by an increase of $11.3 million in cash paid for acquisitions and a $2.1 million increase in purchases of property and equipment.
Cash flows from financing
     Net cash used in financing activities was $104.7 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $10.4 million for the three months ended March 31, 2007. This $115.1 million increase in net cash used in financing activities was principally the result of the $103.8 million related to the repurchase of our Class A common stock and a $10.2 million decrease in the excess tax benefits from stock-based compensation.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations (SFAS No. 141 (R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, we do not currently expect SFAS No. 141(R) to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS No. 160 to have a material impact on our consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date would be delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP FAS 157-b on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk affecting NeuStar, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our exposure to market risk has not changed materially since December 31, 2007.
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
     As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and as updated in our subsequent periodic reports, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and subsequent reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2008, our Board of Directors authorized a stock repurchase program to acquire up to $250.0 million of our Class A common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The share repurchases are expected to be made over a two-year period, 2nd we are targeting completion of purchases of between $125.0 million and $150.0 million before December 31, 2008. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2008:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Month	Purchased (1)	per Share	or Programs (2)	Programs (3)
January 1 through 31, 2008	744	$29.01	—	—

February 1 through 29, 2008	284,749	25.96	283,000	$242,653,235

March 1 through 31, 2008	3,751,678	25.71	3,751,678	$146,208,186

Total	4,037,171	25.73	4,034,678	$146,208,186

(1)	Includes shares of common stock tendered by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan, which shares were purchased by us based on their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 2,493 shares, all of which relate to shares surrendered to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s Current Report on Form 8-K, filed July 13, 2007.

10.3.2	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.1	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

10.7.1	Amendment to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

10.41	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality.

10.42	Incentive Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005. †

10.43	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005. †

10.99.1	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensation arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: May 12, 2008	By:	/s/ Jeffrey A. Babka
Jeffrey A. Babka
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s Current Report on Form 8-K, filed July 13, 2007.

10.3.2	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.1	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

10.7.1	Amendment to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

10.41	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality.

10.42	Incentive Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005. †

10.43	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005. †

10.99.1	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensation arrangement.