Form 10-Q
period 2008-06-30
NEUSTAR INC
filed 2008-08-11
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 78,753,363 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at August 1, 2008.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008 (unaudited)

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2008

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2008

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,630	$46,866
Restricted cash	488	557
Short-term investments	100,048	25,289
Accounts receivable, net of allowance for doubtful accounts of $1,654 and $2,401, respectively	76,632	68,960
Unbilled receivables	383	1,042
Notes receivable	2,159	1,860
Prepaid expenses and other current assets	9,608	10,763
Deferred costs	8,281	10,070
Income tax receivable	—	10,425
Deferred tax asset	13,907	13,399

Total current assets	310,136	189,231

Investments, long-term	—	38,403
Property and equipment, net	56,191	67,850
Goodwill	204,093	182,291
Intangible assets, net	36,851	35,744
Notes receivable, long-term	759	—
Deferred costs, long-term	3,575	2,769
Other assets	5,056	4,023

Total assets	$616,661	$520,311

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2007	2008
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,742	$9,687
Accrued expenses	47,501	40,844
Deferred revenue	32,236	33,048
Notes payable	2,501	2,525
Capital lease obligations	3,511	5,739
Accrued restructuring reserve	413	439
Income tax payable	3,254	—
Other liabilities	108	881

Total current liabilities	99,266	93,163

Deferred revenue, long-term	18,063	14,709
Notes payable, long-term	5,206	3,512
Capital lease obligations, long-term	5,717	8,942
Accrued restructuring reserve, long-term	1,793	1,562
Other liabilities, long-term	3,866	4,644
Deferred tax liability	2,215	3,878

Total liabilities	136,126	130,410

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued or outstanding as of December 31, 2007 and June 30, 2008	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 77,082,161 and 78,750,193 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	77	78
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 and 4,538 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	—	—
Additional paid-in capital	293,785	310,381
Treasury stock, 99,286 and 4,942,512 shares at December 31, 2007 and June 30, 2008, respectively, at cost	(3,221)	(128,261)
Accumulated other comprehensive loss	(140)	(727)
Retained earnings	190,034	208,430

Total stockholders’ equity	480,535	389,901

Total liabilities and stockholders’ equity	$616,661	$520,311

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenue:
Addressing	$26,857	$32,268	$53,860	$62,429
Interoperability	13,030	16,551	27,962	32,991
Infrastructure and other	59,806	71,390	115,319	142,202

Total revenue	99,693	120,209	197,141	237,622

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	23,246	26,811	46,324	51,300
Sales and marketing	17,649	20,219	36,285	38,943
Research and development	6,751	7,754	13,320	15,302
General and administrative	11,271	15,151	22,040	31,633
Depreciation and amortization	9,375	10,286	18,439	20,406
Impairment of goodwill	—	—	—	29,021

	68,292	80,221	136,408	186,605

Income from operations	31,401	39,988	60,733	51,017
Other (expense) income:
Interest and other expense	(86)	(3,106)	(322)	(3,324)
Interest income	1,146	1,473	1,681	2,841

Income before income taxes	32,461	38,355	62,092	50,534
Provision for income taxes	13,312	15,499	24,975	32,138

Net income	$19,149	$22,856	$37,117	$18,396

Net income per common share:
Basic	$0.25	$0.31	$0.49	$0.25

Diluted	$0.24	$0.31	$0.47	$0.24

Weighted average common shares outstanding:
Basic	75,825	72,985	75,258	74,616

Diluted	79,040	74,904	79,037	76,999

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2007	2008
Operating activities:
Net income	$37,117	$18,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,439	20,406
Stock-based compensation	7,538	8,894
Amortization of deferred financing costs	72	86
Excess tax benefits from stock-based compensation	(13,907)	(2,147)
Deferred income taxes	1,828	2,526
Provision for doubtful accounts	1,301	1,213
Other-than-temporary loss on investments	—	2,086
Impairment of goodwill	—	29,021
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,190)	7,035
Unbilled receivables	537	(659)
Notes and securitized notes receivable	977	1,058
Prepaid expenses and other current assets	(650)	(958)
Deferred costs	(974)	(983)
Income tax receivable	11,710	(8,278)
Other assets	(528)	955
Other liabilities	34	1,326
Accounts payable and accrued expenses	(8,867)	(6,315)
Income taxes payable	—	(3,254)
Accrued restructuring reserve	(183)	(205)
Deferred revenue	7,754	(3,448)

Net cash provided by operating activities	53,008	66,755

Investing activities:
Purchases of property and equipment	(13,822)	(16,634)
Sales of investments, net	1,521	32,893
Business acquired, net of cash	(1,569)	(13,755)

Net cash (used in) provided by investing activities	(13,870)	2,504

Financing activities:
Disbursement of restricted cash	(137)	(69)
Principal repayments on notes payable	(891)	(1,670)
Principal repayments on capital lease obligations	(2,757)	(2,383)
Proceeds from exercise of common stock options	7,685	5,557
Excess tax benefits from stock-based compensation	13,907	2,147
Repurchase of common stock	(3,225)	(125,040)

Net cash provided by (used in) financing activities	14,582	(121,458)
Effect of foreign exchange rates on cash and cash equivalents	—	435

Net increase (decrease) in cash and cash equivalents	53,720	(51,764)
Cash and cash equivalents at beginning of period	39,242	98,630

Cash and cash equivalents at end of period	$92,962	$46,866

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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
     The annual goodwill impairment test, any required interim goodwill impairment test and the determination of the fair value of intangible assets each involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for the Company’s Next Generation Messaging (NGM) reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions and estimates. For example, the Company changed certain of its key assumptions, most notably assumptions relating to end-user adoption rates, to reflect changes in the market and identified customer-related events that occurred late in the first quarter of 2008. The effect of these changes on the Company’s projections of future cash flows resulted in a $29.0 million impairment charge in March 2008. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, there are a number of factors, including factors outside of the Company’s control, that could cause actual results to differ from the Company’s estimates, including further delays from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users and unforeseen changes in the market. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an additional impairment charge. Such a charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet. As of June 30, 2008, the Company had $95.4 million and $86.9 million, respectively, in goodwill for its Clearinghouse reporting unit and its NGM reporting unit, subject to future impairment tests.
Reclassification
      Certain prior period amounts have been reclassified for comparative purposes.
Investments
     The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale is included in interest income.
     The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments when it is considered probable that all contractual terms of the investment will be satisfied, which are due primarily to changes in market demand (and not because of increased credit risk), and which the Company intends and has the ability to hold for a period of time sufficient to allow a market recovery, are not treated as other-than-temporary.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on the estimated fair value of the reporting unit to determine the magnitude of the impairment. If the Company determines that an impairment has occurred, the Company is required to write down the carrying value and charge the impairment as an operating expense in the period the determination is made. During the six months ended June 30, 2008, the Company recorded a goodwill impairment charge of $29.0 million related to its NGM business segment (see Note 6). There was no goodwill impairment charge during the six months ended June 30, 2007.
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
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If such assets are considered impaired, the amount of impairment recognized is equal to the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. In connection with the interim goodwill impairment test of the NGM business segment in March 2008, the Company performed a recoverability test of the long-lived assets of its NGM business segment. The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying value.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There were no asset impairment charges recognized during the six months ended June 30, 2008.
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
     Interoperability
     The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from number portability services under its long-term contracts with North American Portability Management LLC and Canadian LNP Consortium, Inc. The Company recognizes revenue on a per transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per transaction fees are recognized as the transactions are processed. The Company generates revenue from its inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue ratably over the term of the contract after completion of customer set-up and implementation.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight line basis over the remaining term of the contract following delivery of the set-up and implementation services.
     Infrastructure and Other
     The Company’s infrastructure services consist primarily of network management and connection services. The Company generates revenue from network management services under its long-term contracts with North American Portability Management LLC. The Company recognizes revenue on a per transaction fee basis as the services are performed. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with North American Portability Management LLC. The Company recognizes connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. The Company generates revenue from its intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight line basis over the remaining term of the contract following delivery of the set-up and implementation services.
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
     For 2007, pricing was $0.91 per transaction regardless of transaction volume. Beginning January 1, 2008, per transaction pricing is derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the per transaction price is equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the per transaction price is equal to a flat rate of $0.75 per transaction. For the three and six months ended June 30, 2008, the weighted average per transaction price was $0.87 and $0.88, respectively. The applicable per transaction price is subject to change during the course of the year if the annualized transaction volume, as calculated under the terms of the contracts, changes.
     Service Level Standards
     Pursuant to certain of the Company’s private commercial contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. The Company records a provision for these performance-related penalties when it becomes aware that required service levels have not been met, triggering the requirement to pay a penalty, which results in a corresponding reduction to revenue.

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.
Foreign Currency
     Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income.
     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statement of operations.
Comprehensive Income
     Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income. Comprehensive income was approximately $17.8 million for the six months ended June 30, 2008. There were no material differences between net income and comprehensive net income for the six months ended June 30, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141 (R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. The Company does not currently expect SFAS No. 141(R) to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the holder of the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, the Company does not currently expect SFAS No. 160 to have a material impact on its consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157 (FSP FAS 157-b), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The effective date has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP FAS 157-b on its consolidated financial statements.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. INVESTMENTS
     A summary of the Company’s securities available for sale as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$25,289	$—	$—	$25,289
Auction rate securities	40,408	—	(2,005)	38,403

	$65,697	$—	$(2,005)	$63,692

	December 31, 2007
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$49,851	$—	$(628)	$49,223
Auction rate securities	50,825	—	—	50,825

	$100,676	$—	$(628)	$100,048

     In December 2007, the Company was advised that a cash reserve fund in which the Company had invested would be closed to new investments and immediate redemptions, and that there had been a one percent decline in the net asset value of the fund. During the three and six months ended June 30, 2008, the Company redeemed $6.8 million and $23.4 million, respectively, from this fund and recognized realized losses of $202,000 and $442,000, respectively.
     At each reporting period, the Company evaluates its investments to determine whether any unrealized loss constitutes an other-than-temporary impairment. To make this determination, the Company evaluates many factors that would be considered indicators of an other-than-temporary impairment condition, including whether the fair value of the security is significantly below cost; whether the decline in fair value is attributable to specific adverse conditions affecting a particular investment; whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; whether management possesses both the intent and the ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; whether the decline in fair value has existed for an extended period of time; whether an underlying security has been downgraded by a rating agency; whether the financial condition of the issuer has deteriorated; and whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made.
     In this regard, the Company has evaluated the cash reserve fund as of June 30, 2008 to determine whether the unrealized loss represents an other-than-temporary impairment. Based upon the Company’s assessment, the Company recorded a $769,000 charge to earnings at June 30, 2008 to recognize the unrealized loss on the cash reserve fund as an other-than-temporary impairment. The Company has reduced the amortized cost for this security by the amount of the other-than-temporary impairment charge. The new amortized cost basis will not be changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if determined not to be other-than-temporary, will be recorded in accumulated other comprehensive income or loss. If a further decline in fair value occurs that is considered to be other-than-temporary, the Company will record an additional loss in the period when the subsequent impairment becomes apparent.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of June 30, 2008, the Company had approximately $25.3 million invested in this fund. The fund currently has a projected schedule that will result in approximately 90 percent of the fund being redeemed in 2008.
     As of June 30, 2008, the Company had long-term investments with an estimated fair value of $38.4 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 39 years. As a result of current negative conditions in the global credit markets, auctions for the $38.4 million investment in these securities as of June 30, 2008 either have failed or may fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers refinance or a buyer is found outside of the auction process. As a result, the Company has classified these investments as non-current in its consolidated balance sheets.
     The Company has evaluated the individual student loan assets underlying the Company’s ARS investments as of June 30, 2008 to determine whether the unrealized loss associated with any individual ARS investment represents an other- than-temporary impairment. Based upon the Company’s assessment of the indicators of an other-than-temporary impairment, the Company recorded a $1.3 million charge to earnings at June 30, 2008 to recognize the unrealized loss on certain ARS investments as an other-than-temporary impairment. The Company has reduced the amortized cost for these securities by the amount of the other-than-temporary impairment charge. The new amortized cost basis will not be changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if determined not to be other-than-temporary, will be recorded as accumulated other comprehensive income or loss. If a further decline in fair value occurs that is considered to be other-than-temporary, the Company will record an additional loss in the period when the subsequent impairment becomes apparent.
     With respect to its remaining ARS investments, the Company believes that a full liquidation of these securities will occur without significant losses in the long term. The Company also maintains the intent and ability to hold these securities for a long period of time without any adverse effect on its operations. As a result, approximately $2.0 million in unrealized losses have been included in accumulated other comprehensive income. Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as accumulated other comprehensive income. Any adjustments in fair value to these investments that are determined to be other-than-temporary would require the Company to recognize associated adjustments to earnings.
4. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1. Observable inputs, such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by us.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments	—	—	$25,289	$25,289
Long-term investments	—	—	$38,403	$38,403
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Short-term	Long-term
	Investments	Investments
Balance on January 1, 2008	$—	$—
Transfers in and/or (out) of Level 3	49,851	50,825
Total losses realized/unrealized included in earnings	(1,211)	(1,317)
Total losses included in other comprehensive income	—	(2,005)
Purchases, sales, issuances and settlements, net	(23,351)	(9,100)

Balance on June 30, 2008	$25,289	$38,403

     For the six months ended June 30, 2008, there were $2.1 million of losses included in earnings that were attributable to the unrealized losses related to Level 3 assets held at June 30, 2008.
5. ACQUISITION
Webmetrics, Inc.
     On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expands the Company’s Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.
     The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period which would indicate that such a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation. At June 30, 2008, the Company recorded a $0.7 million purchase price adjustment to goodwill related to an earnout installment as part of the original purchase agreement.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2008 is as follows:

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2007	$88,148	$115,945	$204,093
Acquisitions	7,219	—	7,219
Impairment charge	—	(29,021)	(29,021)

Balance at June 30, 2008	$95,367	$86,924	$182,291

     The Company’s NGM business segment experienced certain changes in market conditions and customer-related events that caused NGM to revise its business forecast, triggering the Company to perform an interim goodwill impairment test. First, the Company compared the fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the reporting unit was less than its net book value. As such, the Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recognized an impairment charge of $29.0 million. The goodwill impairment has been recorded under the caption “Impairment of Goodwill” in the unaudited consolidated statements of operations.
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	June 30,	Period
	2007	2008	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$43,740	$47,504	5.5
Accumulated amortization	(15,463)	(20,244)

Customer lists and relationships, net	28,277	27,260

Acquired technology	17,068	19,757	3.3
Accumulated amortization	(8,581)	(11,327)

Acquired technology, net	8,487	8,430

Trade name	200	200	3.0
Accumulated amortization	(113)	(146)

Trade name, net	87	54

Intangible assets, net	$36,851	$35,744

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $3.8 million and $3.8 million for the three months ended June 30, 2007 and 2008, respectively, and $7.6 million and $7.6 million for the six months ended June 30, 2007 and 2008, respectively. Amortization expense related to intangible assets for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, is expected to be approximately $15.2 million, $12.8 million, $8.1 million, $5.5 million, and $1.4 million, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. NOTES PAYABLE
     On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of June 30, 2008, but available borrowings were reduced by letters of credit of $8.9 million outstanding on that date.
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
8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs), and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares that would otherwise be available for issuance under the 1999 Plan. As of June 30, 2008, 2,848,261 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) was $4.0 million and $4.5 million for the three months ended June 30, 2007 and 2008, respectively, and $7.5 million and $8.9 million for the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $36.5 million, which the Company expects to recognize over a weighted average period of approximately 2.1 years. Total unrecognized compensation expense as of June 30, 2008 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three and six months ended June 30, 2007 and 2008, as well as for option grants during all prior periods. The weighted-average grant date fair value of options granted during the three months ended June 30, 2007 and 2008 was $9.39 and $8.04, respectively, and for options granted during the six months ended June 30, 2007 and 2008 was $11.59 and $8.48, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2007 and 2008, and a discussion of the Company’s assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	32.19%	35.82%	33.36%	35.82%
Risk-free interest rate	4.52%	2.56%	4.46%	2.56%
Expected life of options (in years)	4.59	4.37	4.61	4.37
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
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin No. 110.
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2007	5,668,501	$15.42
Options granted	1,128,665	26.37
Options exercised	(1,453,493)	3.82
Options canceled	(353,145)	26.34

Outstanding June 30, 2008	4,990,528	20.50

Exercisable at June 30, 2008	2,679,730	13.95

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $42.5 million and $29.8 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of June 30, 2008 was $30.8 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of June 30, 2008 was $29.4 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of June 30, 2008 was 5.35 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of June 30, 2008 was 4.77 years.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2008:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2007	75,660	$31.55
Granted	224,172	25.73
Vested	(20,885)	31.85
Forfeited	(9,633)	30.83

Non-vested June 30, 2008	269,314	26.71

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock incentive plans at June 30, 2008 was $5.8 million. During the three and six months ended June 30, 2008, the Company repurchased 3,356 shares and 5,849 shares of common stock, respectively, for an aggregate purchase price of approximately $90,281 and $185,568 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholdings obligations.
Performance Vested Stock Units
     The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2008:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2007	303,080	$32.59
Granted	286,860	26.29
Vested	—	—
Forfeited	(130,060)	31.38

Non-vested June 30, 2008	459,880	29.00

     The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has currently estimated that 125% of the target will be achieved. The fair value is measured by the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on those PVRSUs expected to vest.
     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at June 30, 2008 was $9.9 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
     In July 2006, the Compensation Committee of the board of directors issued an aggregate of 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose terms did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was July 27, 2006. In August and November 2007, the Company’s non-management directors were issued an aggregate of 30,828 and 3,342 restricted stock units, respectively, with an aggregate intrinsic value on the grant date of approximately $900,000 and $114,000, respectively. In June 2008, the Company’s non-management director was issued 1,089 restricted stock units, with an aggregate intrinsic value on the grant date of approximately $25,000.
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
     The aggregate intrinsic value for these restricted stock units as of June 30, 2008 was approximately $1.2 million.
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
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 2,825 and 3,356 shares during the six months ended June 30, 2007 and 2008 with a total market value of approximately $97,000 and $90,000, respectively, from previously granted restricted stock awards for settlement of employee tax liabilities pursuant to the Company’s stock incentive plans as discussed in this Note 8, and these shares were accounted for as treasury stock.
     On February 14, 2008, a special committee of the board of directors authorized the repurchase of up to $250 million in shares of the Company’s Class A common stock in accordance with applicable rules under the Securities Exchange Act of 1934. As of June 30, 2008, a total of 4,837,109 shares had been repurchased for an aggregate purchase price of approximately $125 million. All repurchased shares are accounted for as treasury shares.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Computation on basic net income per common share:
Net income	$19,149	$22,856	$37,117	$18,396

Weighted average common shares outstanding – basic	75,825	72,985	75,258	74,616

Basic net income per common share	$0.25	$0.31	$0.49	$0.25

Computation on diluted net income per common share:
Net income	$19,149	$22,856	$37,117	$18,396

Weighted average common shares outstanding – basic	75,825	72,985	75,258	74,616
Effect of dilutive securities:
Stock-based awards	3,215	1,919	3,779	2,383

Weighted average common shares outstanding – diluted	79,040	74,904	79,037	76,999

Diluted net income per common share	$0.24	$0.31	$0.47	$0.24

10. SEGMENT INFORMATION
     The Company has two reportable operating segments: Clearinghouse Services and NGM Services.
     Information for the three and six months ended June 30, 2007 and 2008 regarding the Company’s reportable operating segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenue:
Clearinghouse services	$98,148	$116,879	$195,054	$230,430
NGM services	1,545	3,330	2,087	7,192

Total revenue	$99,693	$120,209	$197,141	$237,622

Depreciation and amortization:
Clearinghouse services	$7,108	$7,336	$13,927	$14,740
NGM services	2,267	2,950	4,512	5,666

Total depreciation and amortization	$9,375	$10,286	$18,439	$20,406

Income (loss) from operations:
Clearinghouse services	$39,350	$51,559	$77,178	$101,960
NGM services	(7,949)	(11,571)	(16,445)	(50,943)

Income (loss) from operations	$31,401	$39,988	$60,733	$51,017

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Information as of December 31, 2007 and June 30, 2008 regarding the Company’s reportable operating segments is as follows (in thousands):

	December 31,	June 30,
	2007	2008
Total assets:
Clearinghouse services	$449,523	$376,645
NGM services	167,138	143,666

Total assets	$616,661	$520,311

Goodwill:
Clearinghouse services	$88,148	$95,367
NGM services	115,945	86,924

Goodwill	$204,093	$182,291

Intangible assets:
Clearinghouse services	$14,973	$17,497
NGM services	21,878	18,247

Intangible assets	$36,851	$35,744

11. INCOME TAXES
     As of December 31, 2007 and June 30, 2008, the Company had unrecognized tax benefits of $2.0 million and $2.3 million, respectively, of which $1.5 million and $1.8 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s annual effective tax rate increased to 63.6% for the six months ended June 30, 2008 from 40.2% for the six months ended June 30, 2007 due primarily to the impact of the $29.0 million non-cash impairment charge related to a write-down of goodwill, none of which is deductible for tax purposes.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three and six months ended June 30, 2008, the Company recognized interest of $43,000 and $62,000, respectively. As of December 31, 2007 and June 30, 2008, there was approximately $220,000 and $282,000 of accrued interest related to uncertain tax positions, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files federal, state and local income tax returns in the United States and in many foreign jurisdictions. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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
Overview
     During the second quarter of 2008, we experienced continued growth. Total revenue for the quarter increased 20.6% as compared to the second quarter of 2007. Under our contracts to provide telephone number portability services in the United States, we processed 89.8 million transactions during the quarter, representing growth of 21% over the second quarter of 2007.
     During the second quarter of 2008, we continued to see increased demand for secure, reliable and scalable DNS systems, which fueled demand for our domain name systems (DNS) service offerings, especially NeuStar Ultra Services. We recognized $10.8 million of revenue from NeuStar Ultra Services in the second quarter of 2008, an increase of $3.4 million over the corresponding period in 2007, and increased our customer base to over 3,700 customers.
     We also continued to dedicate attention and resources to building the business we acquired from Followap in 2006. This business, now known as NeuStar NGM Services, produced $3.3 million in revenue and $14.9 million in operating expenses this quarter.
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

     Investments
     We account for investment securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and related interpretations and staff positions. SFAS No. 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive income. When readily determinable fair values are not available, we use judgment to estimate the fair value of our investments based on observable market inputs or, if no observable market inputs are available, unobservable market inputs, or a combination thereof. Our fair value estimates consider, among other factors, the collateral underlying the security, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of auction rate securities, the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: whether fair value of the security is significantly below cost; whether the decline in fair value is attributable to specific adverse conditions affecting a particular investment; whether the decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; whether management possesses both the intent and the ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; whether the decline in fair value has existed for an extended period of time; whether an underlying security has been downgraded by a rating agency; whether the financial condition of the issuer has deteriorated; and whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. Temporary declines in fair value are recorded as charges to accumulated other comprehensive income, while other-than-temporary declines in fair value are recorded to earnings.
     Goodwill
     We have made numerous acquisitions, including the 2006 acquisitions of UltraDNS Corporation and Followap Inc., resulting in our recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill is required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse Services segment and our NGM Services segment.
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, we perform internal valuation analyses and consider other market information that is publicly available, and we may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. The second step would be to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on this implied fair value to determine the magnitude of the impairment. If we determine that an impairment has occurred, we are required to write-down the carrying value of the goodwill and charge the impairment as an operating expense in the period the determination is made.
     The goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of our reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for our NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, we changed certain of our key assumptions to reflect changes in the market that occurred in the first quarter of 2008. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units, including revised assumptions underlying the valuation of our NGM reporting unit, are reasonable; however, the assumptions and estimates used by management that are incorporated within the NGM valuation have a higher degree of subjectivity and are more likely to change over time.

Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of June 30, 2008, we had $95.4 million and $86.9 million, respectively, in goodwill for our Clearinghouse Services reporting unit and our NGM Services reporting unit, subject to future impairment tests.
Acquisitions
I-View.com, Inc. (d/b/a MetaInfo)
     On January 8, 2007, we acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expanded our enterprise DNS services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of MetaInfo have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, we allocated $0.1 million to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer intangibles and acquired technology. We are amortizing the value of the customer intangibles in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.
Webmetrics, Inc.
     On January 10, 2008, we acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded our Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. We are amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years. At June 30, 2008, we recorded a $0.7 million purchase price adjustment to goodwill related to an earnout installment as part of the original purchase agreement.

Consolidated Results of Operations
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008
     The following table presents an overview of our results of operations for the three months ended June 30, 2007 and 2008.

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	26,857	32,268	5,411	20.1%
Interoperability	13,030	16,551	3,521	27.0
Infrastructure and other	59,806	71,390	11,584	19.4

Total revenue	99,693	120,209	20,516	20.6

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	23,246	26,811	3,565	15.3
Sales and marketing	17,649	20,219	2,570	14.6
Research and development	6,751	7,754	1,003	14.9
General and administrative	11,271	15,151	3,880	34.4
Depreciation and amortization	9,375	10,286	911	9.7

	68,292	80,221	11,929	17.5

Income from operations	31,401	39,988	8,587	27.3
Other (expense) income:
Interest and other expense	(86)	(3,106)	(3,020)	3,511.6
Interest income	1,146	1,473	327	28.5

Income before income taxes	32,461	38,355	5,894	18.2
Provision for income taxes	13,312	15,499	2,187	16.4

Net income	19,149	22,856	3,707	19.4%

Net income attributable to common stockholders per common share:
Basic	$0.25	$0.31

Diluted	$0.24	$0.31

Weighted average common shares outstanding:
Basic	75,825	72,985

Diluted	79,040	74,904

Revenue
     Total revenue.  Total revenue increased $20.5 million due primarily to increases in transactions under our contracts to provide telephone number portability services in the United States.
     Addressing.  Addressing revenue increased $5.4 million due to the expanded range of DNS services, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $4.4 million, consisting of a $3.4 million increase in revenue from our NeuStar Ultra Services, and a $1.0 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $1.6 million due to an increased number of codes under management. These increases were offset by a decrease of $0.6 million in revenue under our contracts to provide telephone number portability services in the United States.
     Interoperability.  Interoperability revenue increased $3.5 million, of which $1.6 million was attributable to our Clearinghouse Services business segment and $1.9 million was attributable to our NGM Services business segment. The $1.6 million increase in Clearinghouse Services revenue was due to an increase of $2.1 million in revenue from our order management services, offset by a $0.6 million decrease in revenue from our contract to provide number portability services in Canada. The increase in NGM Services revenue of $1.9 million was driven by an increase in the number of carrier customers utilizing our services.
     Infrastructure and other.  Infrastructure and other revenue increased $11.6 million. This increase was driven by an $11.7 million increase in revenue attributable to our Clearinghouse Services business segment, which was offset by a reduction of $0.2 million in revenue attributable to our NGM Services business segment. The increase in Clearinghouse Services revenue was predominantly due to increased demand for our network management services for customers making changes to their networks that required actions such as disconnects and modifications to network elements.
     Expense
     Cost of revenue.  Cost of revenue increased $3.6 million, of which $1.3 million was attributable to our Clearinghouse Services business segment and $2.2 million was attributable to our NGM business segment. The $1.3 million increase in Clearinghouse Services cost of revenue was due primarily to an increase of $1.2 million in royalty expenses related to U.S. Common Short Code services. The $2.2 million increase in NGM Services cost of revenue was due primarily to expanded costs associated with additional deployments for the carrier customers utilizing our services.
     Sales and marketing.  Sales and marketing expense increased $2.6 million, of which $1.7 million was attributable to our Clearinghouse Services business segment and $0.9 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services sales and marketing expense was due predominantly to a $1.6 million increase in personnel and personnel-related expense related to additions to our sales and marketing team to focus on branding, product launches and expanded DNS service offerings. The increase in NGM Services sales and marketing expense was due to an increase of $0.8 million in personnel and personnel-related expense to expand our sales force for NGM services and new business development opportunities.
     Research and development.  Research and development expense increased $1.0 million, which was attributable primarily to a $0.9 million increase in such expense for our NGM Services business segment. This $0.9 million increase in NGM Services research and development expense was driven by increased headcount and increased consulting fees to support NGM service offerings.
     General and administrative.  General and administrative expense increased $3.9 million, of which $3.2 million was attributable to our Clearinghouse Services business segment and $0.7 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services general and administrative expense was due predominantly to a $2.8 million increase in personnel and personnel-related expense related to increased headcount and a $0.8 million increase in consulting fees to support business growth. Similarly, the increase in NGM Services general and administrative expense was due predominantly to an increase of $0.6 million in personnel and personnel-related expense related to increased headcount to support business growth.
     Depreciation and amortization.  Depreciation and amortization expense increased $0.9 million, of which $0.2 million was attributable to our Clearinghouse Services business segment and $0.7 million was attributable to our NGM Services business segment.

These increases in each of our segments were due predominantly to increased depreciation of capital assets.
     Interest and other expense. Interest and other expense for the three months ended June 30, 2008 increased $3.0 million as compared to the three months ended June 30, 2007. This increase was due primarily to the recognition of an other-than-temporary impairment on our short-term and long-term investments of $2.3 million, which resulted from a decline in the underlying credit quality of our investments due to the downturn in the national credit markets.
     Interest income. Interest income for the three months ended June 30, 2008 increased $0.3 million as compared to the three months ended June 30, 2007. This increase was due to higher yields on average cash and short and long-term investment balances for the period.
     Provision for income taxes. Our income tax provision for the three months ended June 30, 2008 increased $2.2 million as compared to the three months ended June 30, 2007 due primarily to an increase in income from operations. Our annual effective tax rate decreased to 40.4% for the three months ended June 30, 2008 from 41.0% for the three months ended June 30, 2007.

     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008
     The following table presents an overview of our results of operations for the six months ended June 30, 2007 and 2008.

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$53,860	$62,429	$8,569	15.9%
Interoperability	27,962	32,991	5,029	18.0
Infrastructure and other	115,319	142,202	26,883	23.3

Total revenue	197,141	237,622	40,481	20.5

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	46,324	51,300	4,976	10.7
Sales and marketing	36,285	38,943	2,658	7.3
Research and development	13,320	15,302	1,982	14.9
General and administrative	22,040	31,633	9,593	43.5
Depreciation and amortization	18,439	20,406	1,967	10.7
Impairment of goodwill	—	29,021	29,021	100.0

	136,408	186,605	50,197	36.8

Income from operations	60,733	51,017	(9,716)	(16.0)
Other (expense) income:
Interest and other expense	(322)	(3,324)	(3,002)	932.3
Interest income	1,681	2,841	1,160	69.0

Income before income taxes	62,092	50,534	(11,558)	(18.6)
Provision for income taxes	24,975	32,138	7,163	28.7

Net income	$37,117	$18,396	$(18,721)	(50.4)%

Net income attributable to common stockholders per common share:
Basic	$0.49	$0.25

Diluted	$0.47	$0.24

Weighted average common shares outstanding:
Basic	75,258	74,616

Diluted	79,037	76,999

Revenue
     Total revenue.  Total revenue increased $40.5 million due primarily to increases in transactions under our contracts to provide telephone number portability services in the United States.
     Addressing.  Addressing revenue increased $8.6 million due to the expanded range of DNS services, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $8.7 million, consisting of a $6.1 million increase in revenue from our NeuStar Ultra Services, and a $2.6 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $3.0 million due to an increased number of codes under management. These increases were offset by a decrease of $3.2 million in revenue under our contracts to provide telephone number portability services in the United States.

     Interoperability.  Interoperability revenue increased $5.0 million, of which $1.1 million was attributable to our Clearinghouse Services business segment and $3.9 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services revenue was predominantly due to a $4.4 million increase in revenue from our order management services. These increases in Clearinghouse Services revenue were offset by a $3.7 million reduction in revenue from our contracts to provide number portability services in Canada. This reduction resulted from a return to normal use patterns in the first quarter of 2008 as compared to the elevated transaction levels we experienced in the first quarter of 2007 in advance of the introduction of wireless number portability in Canada. Revenue from telephone number portability services in the United States increased $0.8 million. The increase in NGM revenue of $3.9 million was driven by an increase in the number of carrier customers utilizing our services.
     Infrastructure and other.  Infrastructure and other revenue increased $26.9 million. This increase was driven by a $25.6 million increase in revenue attributable to our Clearinghouse Services business segment and a $1.2 million increase in revenue attributable to our NGM segment. The increase in Clearinghouse Services revenue was predominantly due to increased demand for our network management services for customers making changes to their networks that required actions such as disconnects and modifications to network elements. The increase in NGM Services revenue was driven by an increase in the number of carrier customers utilizing our services.
     Expense
     Cost of revenue.  Cost of revenue increased $5.0 million, of which $1.1 million was attributable to our Clearinghouse Services business segment and $3.9 million was attributable to our NGM Services business segment. The $1.1 million increase in Clearinghouse Services cost of revenue was due primarily to an increase of $1.8 million in royalty expenses related to U.S. Common Short Code services and a $0.6 million increase in deferred expense related to new deployments. In addition, consulting costs to support business growth increased $1.0 million. These increases in Clearinghouse Services cost of revenue were offset by a $2.1 million reduction in personnel and personnel-related expense, which resulted from increased operating efficiencies in supporting our platforms that allowed us to increase the number of transactions we processed without proportional increases in personnel and personnel-related expense. The $3.9 million increase in NGM Services cost of revenue was due primarily to expanded costs associated with additional deployments for the carrier customers utilizing our services.
     Sales and marketing.  Sales and marketing expense increased $2.7 million, of which $1.1 million was attributable to our Clearinghouse Services business segment and $1.5 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services sales and marketing expense was due predominantly to a $0.7 million increase in personnel and personnel-related expense related to additions to our sales and marketing team to focus on branding, product launches, and expanded DNS service offerings. The increase in NGM Services sales and marketing expense was due predominantly to an increase of $1.2 million in personnel and personnel-related expense to expand our sales force for NGM services and increased sales activities for new business development opportunities.
     Research and development.  Research and development expense increased $2.0 million, all of which was attributable to our NGM Services business segment. The $2.0 million increase in NGM Services research and development expense was driven by increased headcount and increased consulting fees to support NGM service offerings.
     General and administrative.  General and administrative expense increased $9.6 million, of which $7.4 million was attributable to our Clearinghouse Services business segment and $2.2 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services general and administrative expense was due predominantly to a $4.9 million increase in personnel and personnel-related expense related to increased headcount and related general facility costs. In addition, consulting fees to support business growth increased $2.3 million. The $2.2 million increase in NGM Services general and administrative expense was due to personnel and personnel-related expense related to increased headcount to support business growth and related general facility costs.
     Depreciation and amortization.  Depreciation and amortization expense increased $2.0 million, of which $0.8 million was attributable to our Clearinghouse Services business segment and $1.2 million was attributable to our NGM Services business segment. These increases in each of our segments were due predominantly to increased depreciation of capital assets.

     Interest and other expense. Interest and other expense for the six months ended June 30, 2008 increased $3.0 million as compared to the six months ended June 30, 2007. This increase was due primarily to the recognition of an other-than-temporary impairment on our short-term and long-term investments of $2.5 million, which resulted from a decline in the underlying credit quality of our investments due to the downturn in the national credit markets.
     Interest income. Interest income for the six months ended June 30, 2008 increased $1.2 million as compared to the six months ended June 30, 2007. This increase was due to higher yields on average cash and short and long-term investment balances for the period.
     Provision for income taxes. Our annual effective tax rate increased to 63.6% for the six months ended June 30, 2008 from 40.2% for the six months ended June 30, 2007 due primarily to the impact of the $29.0 million non-cash impairment charge related to a write down of goodwill, none of which is deductible for tax purposes.  Our income tax provision for the six months ended June 30, 2008 increased $7.2 million as compared to the six months ended June 30, 2007 due primarily to an increase in income from operations excluding the goodwill impairment charge.
Liquidity and Capital Resources
     Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund acquisitions, stock repurchases, facility expansions, capital expenditures, working capital, and debt service requirements. We anticipate that our principal uses of cash in the future will be acquisitions, stock repurchases, working capital, capital expenditures, and facility expansion.
     Total cash and cash equivalents and short-term investments were $72.2 million at June 30, 2008, a decrease from $198.7 million at December 31, 2007. This decrease was due primarily to the use of $124.9 million to repurchase shares of our Class A common stock and the reclassification of $38.4 million of investments to long-term due to failed auctions for auction rate securities held by us. Of the $72.2 million included in total cash and cash equivalents and short-term investments, $25.3 million was invested in a cash reserve fund that has been closed to new investments and immediate redemptions. The fund currently has a projected redemption schedule that will result in approximately 90 percent of the fund being redeemed in 2008.
     At June 30, 2008, our long-term investments totaled $38.4 million and consisted of auction rate securities whose underlying assets are student loans, of which more than 90% are guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 39 years. As a result of current negative conditions in the global credit markets, auctions for our $38.4 million investment in these securities as of June 30, 2008 either have failed or may fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given our strong liquidity position and expected cash flows, we have the ability to execute our business plan and intend to hold these securities until conditions improve.
     We believe that our existing cash and cash equivalents, short-term investments, long-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the six months ended June 30, 2008 was $66.8 million, as compared to $53.0 million for the six months ended June 30, 2007. This $13.8 million increase in net cash provided by operating activities was principally the result of an increase in non-cash adjustments of $46.8 million, including a goodwill impairment charge of $29.0 million and a decrease of $11.8 million relating to excess tax benefits from stock-based compensation. This overall increase in non-cash adjustments was offset by a decrease in net income for the corresponding periods of $18.7 million and a decrease in net changes in operating assets and liabilities of $14.3 million.
     Cash flows from investing
     Net cash provided by investing activities for the six months ended June 30, 2008 was $2.5 million, as compared to net cash used in investing activities of $13.9 million for the six months ended June 30, 2007. This $16.4 million increase in net cash provided by investing activities was principally due to a $31.4 million increase in cash provided by investments from redemptions of our cash reserve fund and auction rate securities investments. This increase was offset by $12.2 million in cash paid for acquisitions and an increase in $2.8 million in purchases of property and equipment.

     Cash flows from financing
     Net cash used in financing activities was $121.5 million for the six months ended June 30, 2008, as compared to net cash provided by financing activities of $14.6 million for the six months ended June 30, 2007. This $136.1 million increase in net cash used in financing activities was principally the result of the $124.9 million related to the repurchase of our Class A common stock and a $11.8 million decrease in the excess tax benefits from stock-based compensation.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141 (R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. We do not currently expect SFAS No. 141(R) to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS No. 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the holder of the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, we do not currently expect SFAS No. 160 to have a material impact on our consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-b, Effective Date of FASB Statement No. 157, or FSP FAS 157-b, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP FAS 157-b on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended June 30, 2008.
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
     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2008, our Board of Directors authorized a stock repurchase program to acquire up to $250.0 million of our Class A common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. In the first two quarters of 2008, we repurchased approximately $125.0 million of our Class A common stock. The remaining share repurchases under the program we announced are expected to be made over the remainder of 2008 and 2009. These remaining repurchases may be made from time to time through 10b5-1 plans, open market transactions, privately negotiated or structured transactions at our discretion, subject to market conditions and other factors, and at prices we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2008:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Month	Purchased(1)	per Share	or Programs (2)	Programs (3)
April 1 through 30, 2008	805,497	$26.25	802,431	$125,000,000

May 1 through 31, 2008	—		—	—

June 1 through 30, 2008	290	23.44	—	—

Total	805,787	26.25	802,431	$125,000,000

(1)	Includes shares of common stock tendered by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan, which shares were purchased by us based on their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 3,066 shares, all of which relate to shares surrendered to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan.

(3)	We announced a stock repurchase program on February 19, 2008.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of NeuStar was held on June 25, 2008.
     The stockholders voted on proposals to (1) elect three Class I directors and (2) to ratify the Audit Committee selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008.
     The nominees for election to the Board as Class I directors were elected to serve until the Annual Meeting in 2011 and until their respective successors are elected and qualified, or until the earlier of the director’s death, resignation or retirement. The stockholders also ratified the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008.
     The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors Nominee	For*	Withheld*
James G. Cullen	63,491,748	3,441,451
Joel P. Friedman	63,690,641	3,242,558
Kenneth A. Pickar	63,700,802	3,242,397

	For*	Against*	Abstain*
Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended December 31, 2008	66,018,623	883,983	30,593

*	The votes cast are an aggregate of the votes cast by holders of our Class A common stock and Class B common stock, which voted together as a single class on the matters presented for a vote at our 2008 Annual Meeting of Stockholders.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s Current Report on Form 8-K, filed July 13, 2007.

10.2.3	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

10.2.4	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

10.4.2	Amendment to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.2	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

10.6.1	Amendment to Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc.

10.7	Amended and Restated Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc., dated as of June 2, 2008.**

10.44	Employment Agreement, made as of February 5, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

10.45	Restricted Stock Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

10.46	Performance Award Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

10.47	First Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 28, 2008.†

10.48	Second Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 28, 2008.†

10.49	Form of Performance Award Agreement, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 28, 2008.†

10.50	Letter Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster.**†

10.51	Senior Advisor Services Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster.**†

10.52	Agreement Respecting Noncompetition and Nonsoliciation, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster.

10.53	NeuStar, Inc. Deferred Compensation Plan.†

10.98	Amendments to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

10.99.1	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.
**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: August 11, 2008	By:	/s/ Jeffrey A. Babka
Jeffrey A. Babka
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to NeuStar’s Current Report on Form 8-K, filed July 13, 2007.

10.2.3	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

10.2.4	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

10.4.2	Amendment to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.2	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

10.6.1	Amendment to Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc.

10.7	Amended and Restated Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc., dated as of June 2, 2008.**

10.44	Employment Agreement, made as of February 5, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

10.45	Restricted Stock Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

10.46	Performance Award Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

10.47	First Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 28, 2008.†

10.48	Second Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 28, 2008.†

10.49	Form of Performance Award Agreement, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 28, 2008.†

10.50	Letter Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster.**†

10.51	Senior Advisor Services Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster.**†

10.52	Agreement Respecting Noncompetition and Nonsoliciation, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster.

10.53	NeuStar, Inc. Deferred Compensation Plan.†

10.98	Amendments to Common Short Code License Agreement between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

10.99.1	Amendments to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.
**	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.