Form 10-Q
period 2008-09-30
NEUSTAR INC
filed 2008-11-10
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 78,851,141 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at November 3, 2008.

NeuStar, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,630	$102,625
Restricted cash	488	543
Short-term investments	100,048	17,559
Accounts receivable, net of allowance for doubtful accounts of $1,654 and $2,504 respectively	76,632	65,773
Unbilled receivable	383	1,914
Notes receivable	2,159	1,315
Prepaid expenses and other current assets	9,608	11,458
Deferred costs	8,281	9,933
Deferred tax asset	13,907	12,053

Total current assets	310,136	223,173

Investments, long-term	—	37,255
Property and equipment, net	56,191	68,531
Goodwill	204,093	182,298
Intangible assets, net	36,851	31,945
Notes receivable, long-term	759	—
Deferred costs, long-term	3,575	2,300
Deferred tax asset, long-term	—	901
Other assets	5,056	4,016

Total assets	$616,661	$550,419

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,742	$7,371
Accrued expenses	47,501	45,032
Deferred revenue	32,236	32,309
Notes payable	2,501	2,556
Capital lease obligations	3,511	7,416
Accrued restructuring reserve	413	453
Income tax payable	3,254	35
Other liabilities	108	80

Total current liabilities	99,266	95,252

Deferred revenue, long-term	18,063	13,222
Notes payable, long-term	5,206	2,650
Capital lease obligations, long-term	5,717	11,518
Accrued restructuring reserve, long-term	1,793	1,445
Other liabilities, long-term	3,866	3,409
Deferred tax liability	2,215	—

Total liabilities	136,126	127,496

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and September 30, 2008	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 77,082,161 and 78,830,867 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	77	79
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 shares issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Additional paid-in capital	293,785	315,430
Treasury stock, 99,286 and 4,942,565 shares at December 31, 2007 and September 30, 2008, respectively, at cost	(3,221)	(128,268)
Accumulated other comprehensive loss	(140)	(1,122)
Retained earnings	190,034	236,804

Total stockholders’ equity	480,535	422,923

Total liabilities and stockholders’ equity	$616,661	$550,419

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenue:
Addressing	$28,451	$32,470	$82,311	$94,899
Interoperability	15,191	16,237	43,153	49,228
Infrastructure and other	67,115	75,103	182,434	217,305

Total revenue	110,757	123,810	307,898	361,432

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,093	27,683	70,417	78,983
Sales and marketing	16,317	17,865	52,602	56,808
Research and development	5,977	7,140	19,297	22,442
General and administrative	12,978	15,407	35,018	47,040
Depreciation and amortization	9,498	10,552	27,937	30,958
Impairment of goodwill	—	—	—	29,021

	68,863	78,647	205,271	265,252

Income from operations	41,894	45,163	102,627	96,180
Other (expense) income:
Interest and other expense	(529)	(1,110)	(851)	(4,434)
Interest income	1,148	359	2,829	3,200

Income before income taxes	42,513	44,412	104,605	94,946
Provision for income taxes	16,811	16,038	41,786	48,176

Net income	$25,702	$28,374	$62,819	$46,770

Net income per common share:
Basic	$0.34	$0.39	$0.83	$0.63

Diluted	$0.32	$0.38	$0.79	$0.61

Weighted average common shares outstanding:
Basic	76,461	73,581	75,664	74,293

Diluted	79,272	75,017	79,120	76,361

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2007	2008
Operating activities:
Net income	$62,819	$46,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,937	30,958
Stock-based compensation	11,589	13,339
Amortization of deferred financing costs	115	129
Excess tax benefits from stock-based compensation	(17,997)	(2,291)
Deferred income taxes	1,737	(560)
Provision for doubtful accounts	1,876	1,906
Other-than-temporary loss on investments	—	2,637
Impairment of goodwill	—	29,021
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,490)	9,242
Unbilled receivables	563	(1,531)
Notes and securitized notes receivable	1,481	1,603
Prepaid expenses and other current assets	(519)	(1,653)
Deferred costs	(1,475)	(377)
Income tax receivable	16,581	—
Other assets	(57)	919
Other liabilities	48	(864)
Accounts payable and accrued expenses	(1,774)	(4,156)
Income taxes payable	—	(774)
Accrued restructuring reserve	(274)	(308)
Deferred revenue	8,889	(5,674)

Net cash provided by operating activities	89,049	118,336

Investing activities:
Purchases of property and equipment	(20,718)	(18,528)
Sales of investments, net	(8,615)	40,380
Business acquired, net of cash	(1,569)	(13,762)

Net cash (used in) provided by investing activities	(30,902)	8,090

Financing activities:
Disbursement of restricted cash	(139)	(55)
Principal repayments on notes payable	(2,522)	(2,501)
Principal repayments on capital lease obligations	(3,705)	(3,670)
Proceeds from exercise of common stock options	12,533	6,018
Excess tax benefits from stock-based compensation	17,997	2,291
Repurchase of restricted stock awards	(3,172)	(192)
Repurchase of common stock	—	(124,855)

Net cash provided by (used in) financing activities	20,992	(122,964)
Effect of foreign exchange rates on cash and cash equivalents	—	533

Net increase in cash and cash equivalents	79,139	3,995
Cash and cash equivalents at beginning of period	39,242	98,630

Cash and cash equivalents at end of period	$118,381	$102,625

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, the determination of goodwill and intangible assets impairment (as further described below) and the determination of the allowance for estimated uncollectible accounts. Actual results could differ from those estimates.
     The annual goodwill impairment test, any required interim goodwill impairment test and the related determination of the fair value of reporting units and intangible assets each involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for the Company’s Next Generation Messaging (NGM) reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions and estimates. For example, the Company changed certain of its key assumptions, most notably assumptions relating to end-user adoption rates, to reflect changes in the market and identified customer-related events that occurred late in the first quarter of 2008. The effect of these changes on the Company’s projections of future cash flows resulted in a $29.0 million impairment charge in March 2008. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, there are a number of factors, including factors outside of the Company’s control, that could cause actual results to differ from the Company’s estimates, including further delays from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users and unforeseen changes in the market. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an additional impairment charge. Such a charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet. As of September 30, 2008, the Company had $95.4 million and $86.9 million, respectively, in goodwill for its Clearinghouse reporting unit and its NGM reporting unit, subject to future impairment tests.
Reclassification
     Certain prior period amounts have been reclassified for comparative purposes.
Investments
     The Company’s short-term and long-term investments are classified as available-for-sale and are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported in a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale is included in interest income.
     The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments when it is considered probable that all contractual terms of the investment will be satisfied, which are due primarily to changes in market demand and not because of increased credit risk, and which the Company intends and has the ability to hold for a period of time sufficient to allow a market recovery, are not realized as an other-than-temporary charge in earnings.

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
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on the estimated fair value of the reporting unit to determine the magnitude of the impairment. If the Company determines that an impairment has occurred, the Company is required to write down the carrying value and charge the impairment as an operating expense in the period the determination is made. During the nine months ended September 30, 2008, the Company recorded a goodwill impairment charge of $29.0 million related to its NGM reporting unit (see Note 6). There was no goodwill impairment charge during the three and nine months ended September 30, 2007.
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
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If such assets are considered impaired, the amount of impairment recognized is equal to the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. In connection with the interim goodwill impairment test of the NGM reporting unit in March 2008, the Company performed a recoverability test of the long-lived assets of its NGM reporting unit. The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying value. There were no asset impairment charges recognized during the three and nine months ended September 30, 2008.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     For 2007, pricing was $0.91 per transaction regardless of transaction volume. Beginning January 1, 2008, per transaction pricing is derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the per transaction price is equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the per transaction price is equal to a flat rate of $0.75 per transaction. For the three and nine months ended September 30, 2008, the weighted average per transaction price was $0.86 and $0.87, respectively. The applicable per transaction price is subject to change during the course of the year if the annualized transaction volume, as calculated under the terms of the contracts, changes.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency
     Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive loss.
     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other expense in the consolidated statement of operations.
Comprehensive Income
     Comprehensive income is comprised of net earnings and other comprehensive loss, which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive loss. Comprehensive income was approximately $28.0 million and $45.8 million for the three months and nine months ended September 30, 2008. There were no material differences between net income and comprehensive net income for the three and nine months ended September 30, 2007.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect FSP FAS 142-3 to have a material impact on its consolidated financial statements.
     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations when valuing securities in markets that are not active. FSP No. 157-3 is effective upon issuance, and is also effective for periods for which financial statements have not been issued. The Company’s adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial position or results of operations for the three and nine months ending September 30, 2008.
3. INVESTMENTS
     A summary of the Company’s securities available for sale as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$17,575	$—	$(16)	$17,559
Auction rate securities	40,084	—	(2,829)	37,255

	$57,659	$—	$(2,845)	$54,814

	December 31, 2007
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$49,851	$—	$(628)	$49,223
Auction rate securities	50,825	—	—	50,825

	$100,676	$—	$(628)	$100,048

     In December 2007, the Company was advised that a cash reserve fund in which the Company had invested would be closed to new investments and immediate redemptions, and that there had been a one percent decline in the net asset value of the fund. During the three and nine months ended September 30, 2008, $7.4 million and $30.8 million, respectively, was redeemed from this fund and the Company recognized realized losses of $53,000 and $495,000, respectively. At each reporting period, the Company evaluates its investments to determine whether any unrealized loss constitutes an other-than-temporary impairment. To make this determination, the Company evaluates many factors that would be considered indicators of an other-than-temporary impairment, including: whether the fair value of the security is significantly below cost; whether the decline in fair value is attributable to specific adverse conditions affecting a particular investment; whether the decline in fair value is attributable to general market conditions, such as conditions in an industry or in a geographic area; whether management possesses both the intent and the ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; whether the decline in fair value has existed for an extended period of time; whether an underlying security has been downgraded by a rating agency; whether the financial condition of the issuer has deteriorated; and whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In this regard, the Company has evaluated the cash reserve fund to determine whether any unrealized losses represent an other-than-temporary impairment. Based upon the Company’s assessment, the Company recorded a $228,000 and $997,000 charge to earnings during the three and nine months ended September 30, 2008, respectively, to recognize unrealized losses on the cash reserve fund as other-than-temporary impairments. The Company has reduced the amortized cost for this security by the amount of the other-than-temporary impairment charge. The new amortized cost basis will not be changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if determined not to be other-than-temporary, will be recorded in accumulated other comprehensive income or loss. If a further decline in fair value occurs that is considered to be other-than-temporary, the Company will record an additional loss in the period when the subsequent impairment becomes apparent.
     As of September 30, 2008, the Company had approximately $17.6 million invested in this fund. The fund currently has a projected schedule that will result in approximately 83 percent of the fund being redeemed in 2008.
     As of September 30, 2008, the Company had long-term investments with an estimated fair value of $37.3 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 39 years. As a result of current negative conditions in the global credit markets, auctions for the $37.3 million investment in these securities as of September 30, 2008 either have failed or may fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers refinance or a buyer is found outside of the auction process. As a result, the Company has classified these investments as non-current in its consolidated balance sheets.
     The Company has evaluated the individual student loan assets underlying the Company’s ARS investments to determine whether the unrealized loss associated with any individual ARS investment represents an other- than-temporary impairment. Based upon the Company’s assessment of the indicators of an other-than-temporary impairment, the Company recorded a $0.3 million and $1.6 million charge to earnings during the three and nine months ended September 30, 2008, respectively, to recognize the unrealized loss on certain ARS investments as an other-than-temporary impairment. The Company has reduced the amortized cost for these securities by the amount of the other-than-temporary impairment charge. The new amortized cost basis will not be changed for subsequent recoveries in fair value. Future increases or decreases in fair value, if determined not to be other-than-temporary, will be recorded as accumulated other comprehensive income or loss. If a further decline in fair value occurs that is considered to be other-than-temporary, the Company will record an additional loss in the period when the subsequent impairment becomes apparent.
     With respect to the ARS investments, for which impairment has not been recognized, the Company believes a full liquidation of these securities will occur without significant losses in the long term. As of September 30, 2008, the Company maintains the intent and ability to hold these securities for a long period of time without any adverse effect on its operations. Approximately $2.8 million in unrealized losses have been included in accumulated other comprehensive loss at September 30, 2008. Any future fluctuations in fair value, including recoveries of previously unrealized losses relating to these investments, would be recorded as accumulated other comprehensive loss. Any adjustments in fair value to these investments that are determined to be other-than-temporary would require the Company to recognize associated adjustments to earnings.
     In October 2008, the Company’s money manager offered Auction Rate Securities Rights to the Company, which the Company accepted on November 10, 2008. As a result, eligible auction rate securities held by the Company will be repurchased by the money manager at par plus accrued but unpaid dividends or interest starting on June 30, 2010.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made.
     The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments	—	—	$17,559	$17,559
Long-term investments	—	—	$37,255	$37,255
Marketable securities (1)	$122	—	—	$122
Deferred compensation (2)	$114	—	—	$114

(1)	In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the Plan) that gives directors and certain employees the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Short-term	Long-term
	Investments	Investments
Balance on January 1, 2008	$—	$—
Transfers in and/or (out) of Level 3	49,851	50,825
Total losses realized / unrealized included in earnings	(1,492)	(1,641)
Total unrealized losses included in other comprehensive loss	(16)	(2,829)
Purchases, sales, issuances and settlements, net	(30,784)	(9,100)

Balance on September 30, 2008	$17,559	$37,255

     For the nine months ended September 30, 2008, there were $2.4 million of losses included in earnings that were attributable to the unrealized losses related to Level 3 assets held at September 30, 2008.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period which would indicate that such a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation. In June 2008, the Company recorded a $0.7 million purchase price adjustment to goodwill related to an earn-out installment as part of the original purchase agreement.
6. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2008 is as follows:

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2007	$88,148	$115,945	$204,093
Acquisitions	7,226	—	7,226
Impairment charge	—	(29,021)	(29,021)

Balance at September 30, 2008	$95,374	$86,924	$182,298

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	September 30,	Period
	2007	2008	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$43,740	$47,504	5.5
Accumulated amortization	(15,463)	(22,653)

Customer lists and relationships, net	28,277	24,851

Acquired technology	17,068	19,757	3.3
Accumulated amortization	(8,581)	(12,700)

Acquired technology, net	8,487	7,057

Trade name	200	200	3.0
Accumulated amortization	(113)	(163)

Trade name, net	87	37

Intangible assets, net	$36,851	$31,945

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $3.7 million and $3.8 million for the three months ended September 30, 2007 and 2008, respectively, and $11.3 million and $11.4 million for the nine months ended September 30, 2007 and 2008, respectively. Amortization expense related to intangible assets for the years ended December 31, 2008, 2009, 2010, 2011, and 2012, is expected to be approximately $15.2 million, $12.8 million, $8.1 million, $5.5 million, and $1.5 million, respectively.
7. NOTES PAYABLE
     On February 6, 2007, the Company entered into a new credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (2007 Credit Facility). Borrowings under the 2007 Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The 2007 Credit Facility expires on February 6, 2012. Borrowings under the 2007 Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the 2007 Credit Facility as of September 30, 2008, but available borrowings were reduced by letters of credit of $8.9 million outstanding on that date.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs), and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares that would otherwise be available for issuance under the 1999 Plan. As of September 30, 2008, 3,006,733 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) was $4.1 million and $4.4 million for the three months ended September 30, 2007 and 2008, respectively, and $11.6 million and $13.3 million for the nine months ended September 30, 2007 and 2008, respectively. As of September 30, 2008, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $32.3 million, which the Company expects to recognize over a weighted average period of approximately 1.94 years. Total unrecognized compensation expense as of September 30, 2008 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company has utilized the Black-Scholes option-pricing model for estimating the fair value of stock options granted during the three and nine months ended September 30, 2007 and 2008, as well as for option grants during all prior periods. The weighted-average grant date fair value of options granted during the three months ended September 30, 2007 and 2008 was $11.59 and $8.45, respectively, and for options granted during the nine months ended September 30, 2007 and 2008 was $11.59 and $8.47, respectively.
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2007 and 2008, and a discussion of the Company’s assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	32.81%	37.44–37.74%	33.25%	35.82-37.74%
Risk-free interest rate	4.46%	2.96-3.12%	4.46%	2.56-3.12%
Expected life of options (in years)	4.60	4.37	4.61	4.37
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in June 2005, the Company considered the implied volatility and historical volatility of its stock price in determining its expected volatility.
     Risk-free interest rate — The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Expected life of the options — The expected term is the period of time that the options granted are expected to remain outstanding. For grants subsequent to January 1, 2008, the Company selected the midpoint method which assumes that all vested, outstanding options are settled halfway between the date of analysis and the expiration date. The expected term of new option grants is derived from the weighted average of the time-to-settlement from grant on historically settled options and the midpoint of the remaining contractual life of the unexercised options. The expected term for grants prior to January 1, 2008 was derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin No. 110.
     The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2007	5,668,501	$15.42
Options granted	1,153,415	26.31
Options exercised	(1,519,181)	3.96
Options canceled	(578,128)	28.03

Outstanding September 30, 2008	4,724,607	20.22

Exercisable at September 30, 2008	2,756,674	14.55

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2008 was $55.8 million and $30.9 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of September 30, 2008 was $26.9 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of September 30, 2008 was $26.3 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of September 30, 2008 was 5.10 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of September 30, 2008 was 4.53 years.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2008:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2007	75,660	$31.55
Granted	257,020	25.09
Vested	(23,535)	31.86
Forfeited	(27,495)	28.60

Non-vested September 30, 2008	281,650	25.97

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock incentive plans at September 30, 2008 was $5.6 million. During the three and nine months ended September 30, 2008, the Company repurchased 320 shares and 6,169 shares of common stock, respectively, for an aggregate purchase price of approximately $7,000 and $192,000 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholdings obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Vested Stock Units
     The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2008:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2007	303,080	$32.59
Granted	288,213	26.28
Vested	—	—
Forfeited	(147,810)	31.03

Non-vested September 30, 2008	443,483	29.02

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
     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at September 30, 2008 was $8.8 million.
Restricted Stock Units
     In July 2006, the Compensation Committee of the board of directors issued an aggregate of 27,170 restricted stock units to the Company’s non-management directors. The aggregate intrinsic value of the restricted stock units granted totaled $880,000. For those directors who were elected at the 2006 Annual Meeting of Stockholders, as well as incumbent directors whose terms did not expire in 2006, these restricted stock units were granted on July 1, 2006. For those directors appointed by the Company’s board of directors on July 26, 2006, the date of grant was July 27, 2006. In August and November 2007, the Company’s non-management directors were issued an aggregate of 30,828 and 3,342 restricted stock units, respectively, with an aggregate intrinsic value on the grant date of approximately $900,000 and $114,000, respectively. In June 2008 and July 2008, the Company’s non-management directors were issued 1,089 and 54,688 restricted stock units, respectively, with an aggregate intrinsic value on the grant date of approximately $25,000 and $1.2 million, respectively.
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
     The aggregate intrinsic value for restricted stock units outstanding as of September 30, 2008 was approximately $2.2 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 97,753 shares and 6,169 shares during the nine months ended September 30, 2007 and 2008 with a total market value of approximately $3.2 million and $192,000, respectively, from previously granted restricted stock awards for settlement of employee tax liabilities pursuant to the Company’s stock incentive plans as discussed in this Note 8, and these shares were accounted for as treasury stock.
     On February 14, 2008, a special committee of the board of directors authorized the repurchase of up to $250 million in shares of the Company’s Class A common stock in accordance with applicable rules under the Securities Exchange Act of 1934. As of September 30, 2008, a total of 4,837,109 shares had been repurchased for an aggregate purchase price of approximately $124.9 million. All repurchased shares are accounted for as treasury shares.
9. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per share calculation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Computation on basic net income per common share:
Net income	$25,702	$28,374	$62,819	$46,770

Weighted average common shares outstanding — basic	76,461	73,581	75,664	74,293

Basic net income per common share	$0.34	$0.39	$0.83	$0.63

Computation on diluted net income per common share:
Net income	$25,702	$28,374	$62,819	$46,770

Weighted average common shares outstanding — basic	76,461	73,581	75,664	74,293
Effect of dilutive securities:
Stock-based awards	2,811	1,436	3,456	2,068

Weighted average common shares outstanding — diluted	79,272	75,017	79,120	76,361

Diluted net income per common share	$0.32	$0.38	$0.79	$0.61

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. SEGMENT INFORMATION
     The Company has two reportable operating segments: Clearinghouse Services and NGM Services.
     Information for the three and nine months ended September 30, 2007 and 2008 regarding the Company’s reportable operating segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenue:
Clearinghouse services	$108,960	$120,183	$304,013	$350,612
NGM services	1,797	3,627	3,885	10,820

Total revenue	$110,757	$123,810	$307,898	$361,432

Depreciation and amortization:
Clearinghouse services	$7,098	$7,309	$21,025	$22,049
NGM services	2,400	3,243	6,912	8,909

Total depreciation and amortization	$9,498	$10,552	$27,937	$30,958

Income (loss) from operations:
Clearinghouse services	$51,506	$56,625	$128,683	$158,585
NGM services	(9,612)	(11,462)	(26,056)	(62,405)

Income (loss) from operations	$41,894	$45,163	$102,627	$96,180

     Information as of December 31, 2007 and September 30, 2008 regarding the Company’s reportable operating segments is as follows (in thousands):

	December 31,	September 30,
	2007	2008
Total assets:
Clearinghouse services	$449,523	$407,207
NGM services	167,138	143,212

Total assets	$616,661	$550,419

Goodwill:
Clearinghouse services	$88,148	$95,374
NGM services	115,945	86,924

Goodwill	$204,093	$182,298

Intangible assets:
Clearinghouse services	$14,973	$15,525
NGM services	21,878	16,420

Intangible assets	$36,851	$31,945

11. INCOME TAXES
     As of December 31, 2007 and September 30, 2008, the Company had unrecognized tax benefits of $2.0 million and $1.1 million, respectively, of which $1.5 million and $0.6 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate increased to 50.7% for the nine months ended September 30, 2008 from 39.9% for the nine months ended September 30, 2007 due primarily to the impact of the $29.0 million non-cash impairment charge related to a write-down of goodwill, none of which is deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2008 includes the impact of approximately $1.3 million related to gains from the reduction of reserves associated with uncertain tax positions.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three and nine months ended September 30, 2008, the Company recognized interest of $12,000 and $74,000, respectively. As of December 31, 2007 and September 30, 2008, there was approximately $220,000 and $83,000 of accrued interest related to uncertain tax positions, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the three months ended September 30, 2008, accrued interest decreased by $211,000 due to the expiration of certain statutes of limitation.
     The Company files federal, state and local income tax returns in the United States and in many foreign jurisdictions. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (“IRS”) has initiated an examination of the Company’s federal income tax returns for the years 2005 and 2006. It is anticipated that the examination will be completed within the next twelve months. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, result of operations or cash flows.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months due to the expiration of certain statutes of limitations.

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
Overview
     During the third quarter of 2008, we experienced continued growth. Total revenue for the quarter increased 11.8% as compared to the third quarter of 2007. Under our contracts to provide telephone number portability services in the United States, we processed 95.1 million transactions during the quarter, representing growth of 14.3% over the third quarter of 2007.
     In addition, we continued to see increased demand for secure, reliable and scalable domain name systems, which fueled demand for our domain name systems service offerings, especially NeuStar Ultra Services. We recognized $11.2 million of revenue from NeuStar Ultra Services in the third quarter of 2008, a 45.5% increase over the corresponding period in 2007.
     Finally, one of our main objectives for the quarter was to streamline our business activities and leverage our operational capabilities. As a result, we began to see a reduction in total operating expenses in the third quarter of 2008, which we believe will improve profitability and cash flows for the remainder of the year.
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

     Investments
     We account for investment securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and related interpretations and staff positions. SFAS No. 115 requires us to record available-for-sale securities at fair value, with unrealized gains and losses being reported as a component of other comprehensive loss. When readily determinable fair values are not available, we use judgment to estimate the fair value of our investments based on observable market inputs or, if no observable market inputs are available, unobservable market inputs, or a combination thereof. Our fair value estimates consider, among other factors, the collateral underlying the security, creditworthiness of the counterparty, timing of expected future cash flows, and, in the case of auction rate securities, the probability of a successful auction in a future period. Further, we use judgment in evaluating whether a decline in fair value is temporary or other-than-temporary and consider the following indicators: whether fair value of the security is significantly below cost; whether the decline in fair value is attributable to specific adverse conditions affecting a particular investment; whether the decline in fair value is attributable to general market conditions, such as conditions in an industry or in a geographic area; whether management possesses both the intent and the ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; whether the decline in fair value has existed for an extended period of time; whether an underlying security has been downgraded by a rating agency; whether the financial condition of the issuer has deteriorated; and whether dividends have been reduced or eliminated, or scheduled interest payments on debt securities have not been made. Temporary declines in fair value are recorded as charges to accumulated other comprehensive loss, while other-than-temporary declines in fair value are recorded to earnings.
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
     The goodwill impairment test and the determination of the fair value of intangible assets involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of our reporting units, the significant assumptions used include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for our NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, we changed certain of our key assumptions to reflect changes in the market that occurred in the first quarter of 2008. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units, including revised assumptions underlying the valuation of our NGM reporting unit, are reasonable; however, the assumptions and estimates used by management that are incorporated within the NGM valuation have a higher degree of subjectivity and are more likely to change over time. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of September 30, 2008, we had $95.4 million and $86.9 million, respectively, in goodwill for our Clearinghouse Services reporting unit and our NGM Services reporting unit, subject to future impairment tests.

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
Webmetrics, Inc.
     On January 10, 2008, we acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded our Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. We are amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years. In June 2008, we recorded a $0.7 million purchase price adjustment to goodwill related to an earnout installment as part of the original purchase agreement.

Consolidated Results of Operations
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008
     The following table presents an overview of our results of operations for the three months ended September 30, 2007 and 2008.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$28,451	$32,470	$4,019	14.1%
Interoperability	15,191	16,237	1,046	6.9
Infrastructure and other	67,115	75,103	7,988	11.9

Total revenue	110,757	123,810	13,053	11.8

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,093	27,683	3,590	14.9
Sales and marketing	16,317	17,865	1,548	9.5
Research and development	5,977	7,140	1,163	19.5
General and administrative	12,978	15,407	2,429	18.7
Depreciation and amortization	9,498	10,552	1,054	11.1

	68,863	78,647	9,784	14.2

Income from operations	41,894	45,163	3,269	7.8
Other (expense) income:
Interest and other expense	(529)	(1,110)	(581)	109.8
Interest income	1,148	359	(789)	(68.7)

Income before income taxes	42,513	44,412	1,899	4.5
Provision for income taxes	16,811	16,038	(773)	(4.6)

Net income	$25,702	$28,374	$2,672	10.4%

Net income per common share:
Basic	$0.34	$0.39

Diluted	$0.32	$0.38

Weighted average common shares outstanding:
Basic	76,461	73,581

Diluted	79,272	75,017

Revenue
     Total revenue.  Total revenue increased $13.1 million due primarily to increases in demand for our network management services and our expanded range of DNS services.
     Addressing.  Addressing revenue increased $4.0 million due to the expanded range of DNS services, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $4.3 million, consisting of a $3.5 million increase in revenue from our NeuStar Ultra Services from an expanded scope of services provided to our customers, and a $0.8 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $1.3 million due to an increased number of codes under management. These increases were offset by a decrease of $1.4 million in revenue under our contracts to provide telephone number portability services in the United States.
     Interoperability.  Interoperability revenue increased $1.0 million, consisting of a $1.0 million decrease in our Clearinghouse Services business segment and a $2.0 million increase in our NGM Services business segment. The $1.0 million decrease in Clearinghouse Services revenue was due to a decrease in transactions under our contracts to provide number portability services in the United States. The increase in NGM Services revenue of $2.0 million was driven by an increase in the number of carrier customers utilizing our services.
     Infrastructure and other.  Infrastructure and other revenue increased $8.0 million. This increase was driven by an $8.2 million increase in revenue attributable to our Clearinghouse Services business segment, which was offset by a reduction of $0.2 million in revenue attributable to our NGM Services business segment. The increase in Clearinghouse Services revenue was predominantly due to increased demand for our network management services for customers making changes to their networks that required actions such as disconnects and modifications to network elements.
     Expense
     Cost of revenue.  Cost of revenue increased $3.6 million, of which $0.7 million was attributable to our Clearinghouse Services business segment and $2.9 million was attributable to our NGM business segment. The $0.7 million increase in Clearinghouse Services cost of revenue was due primarily to an increase of $1.0 million in royalty expenses related to U.S. Common Short Code services. The $2.9 million increase in NGM Services cost of revenue was due primarily to expanded costs associated with additional deployments for the carrier customers utilizing our services.
     Sales and marketing.  Sales and marketing expense increased $1.5 million, of which $1.1 million was attributable to our Clearinghouse Services business segment and $0.5 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services sales and marketing expense was due predominantly to a $1.2 million increase in personnel and personnel-related expense related to additions to our sales and marketing team to focus on branding, product launches and expanded DNS service offerings. The increase in NGM Services sales and marketing expense was due to an increase of $0.5 million in personnel and personnel-related expense to expand our sales force for NGM services and new business development opportunities.
     Research and development.  Research and development expense increased $1.2 million, of which $0.4 million was attributable to our Clearinghouse Services business segment and $0.8 million was attributable to our NGM Services business segment. These increases in each of our business segments were driven by increased headcount and increased consulting fees to support our service offerings.
     General and administrative.  General and administrative expense increased $2.4 million, of which $3.7 million was attributable to our Clearinghouse Services business segment; offset by $1.3 million decrease attributable to our NGM Services business segment. The increase in Clearinghouse Services general and administrative expense was due predominantly to a $2.6 million increase in personnel and personnel-related expense related to increased headcount and a $0.7 million increase in consulting fees to support business operations and growth. The decrease in NGM Services general and administrative expense was due predominantly to a decrease of $1.0 million in personnel and personnel-related expense related to headcount reduction and $0.2 million decrease in professional fees.

     Depreciation and amortization.  Depreciation and amortization expense increased $1.1 million, of which $0.2 million was attributable to our Clearinghouse Services business segment and $0.9 million was attributable to our NGM Services business segment. These increases in each of our segments were due predominantly to increased depreciation of capital assets.
     Interest and other expense. Interest and other expense for the three months ended September 30, 2008 increased $0.6 million as compared to the three months ended September 30, 2007. This increase was due primarily to the recognition of an other-than-temporary impairment on our short-term and long-term investments of $0.6 million, which resulted from a decline in the underlying credit quality of certain investments due to the downturn in the global credit markets.
     Interest income. Interest income for the three months ended September 30, 2008 decreased $0.8 million as compared to the three months ended September 30, 2007. This decrease was due to lower yields on lower average cash and short-term investment balances for the period.
     Provision for income taxes. Our income tax provision for the three months ended September 30, 2008 decreased $0.8 million as compared to the three months ended September 30, 2007 due primarily to gains from the reduction of reserves associated with uncertain tax positions. Our effective tax rate decreased to 36.1% for the three months ended September 30, 2008 from 39.5% for the three months ended September 30, 2007.

     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008
     The following table presents an overview of our results of operations for the nine months ended September 30, 2007 and 2008.

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Addressing	$82,311	$94,899	$12,588	15.3%
Interoperability	43,153	49,228	6,075	14.1
Infrastructure and other	182,434	217,305	34,871	19.1

Total revenue	307,898	361,432	53,534	17.4

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	70,417	78,983	8,566	12.2
Sales and marketing	52,602	56,808	4,206	8.0
Research and development	19,297	22,442	3,145	16.3
General and administrative	35,018	47,040	12,022	34.3
Depreciation and amortization	27,937	30,958	3,021	10.8
Impairment of goodwill	—	29,021	29,021	100.0

	205,271	265,252	59,981	29.2

Income from operations	102,627	96,180	(6,447)	(6.3)
Other (expense) income:
Interest and other expense	(851)	(4,434)	(3,583)	421.0
Interest income	2,829	3,200	371	13.1

Income before income taxes	104,605	94,946	(9,659)	(9.2)
Provision for income taxes	41,786	48,176	6,390	15.3

Net income	$62,819	$46,770	$(16,049)	(25.5)%

Net income per common share:
Basic	$0.83	$0.63

Diluted	$0.79	$0.61

Weighted average common shares outstanding:
Basic	75,664	74,293

Diluted	79,120	76,361

Revenue
     Total revenue.  Total revenue increased $53.5 million due primarily to increases in demand for our network management services and our expanded range of DNS services.
     Addressing.  Addressing revenue increased $12.6 million due to the expanded range of DNS services, and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $13.1 million, consisting of a $9.6 million increase in revenue from our NeuStar Ultra Services, and a $3.5 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $4.4 million due predominately to an increased number of codes under management. These increases were offset by a decrease of $4.7 million in revenue under our contracts to provide telephone number portability services in the United States.

     Interoperability.  Interoperability revenue increased $6.1 million, of which $0.2 million was attributable to our Clearinghouse Services business segment and $5.9 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services revenue was predominantly due to a $4.9 million increase in revenue from our order management services. The increase in Clearinghouse Services revenue was offset by a $4.0 million reduction in revenue from our contracts to provide number portability services in Canada and a $0.6 million decrease in IP exchange services. The reduction resulted from a return to normal use patterns in the first quarter of 2008 as compared to the elevated transaction levels we experienced in the first quarter of 2007 in advance of the introduction of wireless number portability in Canada. The increase in NGM revenue of $5.9 million was driven by an increase in the number of carrier customers utilizing our services.
     Infrastructure and other.  Infrastructure and other revenue increased $34.9 million. This increase was driven by a $33.9 million increase in revenue attributable to our Clearinghouse Services business segment and a $1.0 million increase in revenue attributable to our NGM segment. The increase in Clearinghouse Services revenue was predominantly due to increased demand for our network management services for customers making changes to their networks that required actions such as disconnects and modifications to network elements. The increase in NGM Services revenue was driven by an increase in the number of carrier customers utilizing our services.
     Expense
     Cost of revenue.  Cost of revenue increased $8.6 million, of which $1.8 million was attributable to our Clearinghouse Services business segment and $6.8 million was attributable to our NGM Services business segment. The $1.8 million increase in Clearinghouse Services cost of revenue was due primarily to an increase of $2.8 million in royalty expenses related to U.S. Common Short Code services and a $0.8 million increase in deferred expense related to new deployments. In addition, consulting costs to support business growth increased $1.1 million. These increases in Clearinghouse Services cost of revenue were offset by a $2.5 million reduction in personnel and personnel-related expense. The $6.8 million increase in NGM Services cost of revenue was due primarily to expanded costs associated with additional deployments for the carrier customers utilizing our services.
     Sales and marketing.  Sales and marketing expense increased $4.2 million, of which $2.2 million was attributable to our Clearinghouse Services business segment and $2.0 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services sales and marketing expense was due predominantly to a $1.9 million increase in personnel and personnel-related expense related to additions to our sales and marketing team to focus on branding, product launches, and expanded DNS service offerings. The increase in NGM Services sales and marketing expense was due predominantly to an increase of $2.0 million in personnel and personnel-related expense to expand our sales force for NGM services and increased sales activities for new business development opportunities.
     Research and development.  Research and development expense increased $3.1 million, of which $0.5 million was attributable to our Clearinghouse Services business segment and $2.7 million was attributable to our NGM Services business segment. The $0.5 million increase in Clearinghouse Services business segment was driven by increased personnel and personnel-related expenses. The $2.7 million increase in NGM Services research and development expense was attributable to a $1.9 million increase of personnel and personnel-related expenses due to increased headcount and a $0.8 million increase related to consulting fees to support NGM service offerings.
     General and administrative.  General and administrative expense increased $12.0 million, of which $11.1 million was attributable to our Clearinghouse Services business segment and $0.9 million was attributable to our NGM Services business segment. The increase in Clearinghouse Services general and administrative expense was due predominantly to an $8.1 million increase in personnel and personnel-related expense related to increased headcount and related general facility costs. In addition, consulting fees to support business growth increased $3.0 million. The $0.9 million increase in NGM Services general and administrative expense was due to personnel and personnel-related expense related to increased headcount to support business growth and related general facility costs.
     Depreciation and amortization.  Depreciation and amortization expense increased $3.0 million, of which $1.0 million was attributable to our Clearinghouse Services business segment and $2.0 million was attributable to our NGM Services business segment. These increases in each of our segments were due predominantly to increased depreciation of capital assets.

     Impairment of Goodwill. We recognized an impairment charge of $29.0 million to write down the value of goodwill from our NGM business segment in the first quarter of 2008. There was no corresponding expense in the nine months ended September 30, 2008.
     Interest and other expense. Interest and other expense for the nine months ended September 30, 2008 increased $3.6 million as compared to the nine months ended September 30, 2007. This increase was due primarily to the recognition of an other-than-temporary impairment on our short-term and long-term investments of $2.6 million, which resulted from a decline in the underlying credit quality of our investments due to the downturn in the global credit markets.
     Interest income. Interest income for the nine months ended September 30, 2008 increased $0.4 million as compared to the nine months ended September 30, 2007. This increase was due to higher yields on higher average cash and short and long-term investment balances for the period.
     Provision for income taxes. Our effective tax rate increased to 50.7% for the nine months ended September 30, 2008 from 39.9% for the nine months ended September 30, 2007 due primarily to the impact of the $29.0 million non-cash impairment charge related to a write down of goodwill, none of which is deductible for tax purposes.  Our income tax provision for the nine months ended September 30, 2008 increased $6.4 million as compared to the nine months ended September 30, 2007 due primarily to an increase in income from operations excluding the goodwill impairment charge.
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
     Total cash and cash equivalents and short-term investments were $120.2 million at September 30, 2008, a decrease from $198.7 million at December 31, 2007. This decrease was due primarily to the use of $124.9 million to repurchase shares of our Class A common stock and the reclassification of $37.3 million of investments to long-term due to failed auctions for auction rate securities held by us. Of the $120.2 million included in total cash and cash equivalents and short-term investments, $17.6 million is invested in a cash reserve fund that has been closed to new investments and immediate redemptions. The fund currently has a projected redemption schedule that will result in approximately 83 percent of the fund being redeemed in 2008.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. As of September 30, 2008, we had no borrowings under the credit facility and we had utilized $8.9 million for outstanding letters of credit.
     At September 30, 2008, our long-term investments totaled $37.3 million and consisted of auction rate securities whose underlying assets are student loans, of which more than 90% are guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 39 years. As a result of current negative conditions in the global credit markets, auctions for our $37.3 million investment in these securities as of September 30, 2008 either have failed or may fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given our strong liquidity position and expected cash flows, we have the ability to execute our business plan and intend to hold these securities until conditions improve.
     In October 2008, our money manager offered us Auction Rate Securities Rights, which we accepted on November 10, 2008. As a result, eligible auction rate securities held by us will be repurchased by the money manager at par plus accrued but unpaid dividends or interest starting on June 30, 2010.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows
     Cash flows from operations
     Net cash provided by operating activities for the nine months ended September 30, 2008 was $118.3 million, as compared to $89.0 million for the nine months ended September 30, 2007. This $29.3 million increase in net cash provided by operating activities was principally the result of an increase in non-cash adjustments of $49.9 million, including a goodwill impairment charge of $29.0 million and a decrease of $15.7 million relating to excess tax benefits from stock-based compensation resulting from decreased sales by employees of stock based awards. This overall increase in non-cash adjustments was offset by a decrease in net income for the corresponding periods of $16.0 million and a decrease in net changes in operating assets and liabilities of $4.5 million.
     Cash flows from investing
     Net cash provided by investing activities for the nine months ended September 30, 2008 was $8.1 million, as compared to net cash used in investing activities of $30.9 million for the nine months ended September 30, 2007. This $39.0 million increase in net cash provided by investing activities was principally due to a $49.0 million increase in cash provided by investments from redemptions of our cash reserve fund and a decrease in $2.2 million in purchases of property and equipment. This increase was offset by $12.2 million in cash paid for acquisitions.
     Cash flows from financing
     Net cash used in financing activities was $123.0 million for the nine months ended September 30, 2008, as compared to net cash provided by financing activities of $21.0 million for the nine months ended September 30, 2007. This $144.0 million increase in net cash used in financing activities was principally the result of the $124.9 million related to the repurchase of our Class A common stock, a $15.7 million decrease in the excess tax benefits from stock-based compensation and a reduction of $6.5 million in proceeds from the exercise of stock options.
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

     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not currently expect FSP FAS 142-3 to have a material impact on our consolidated financial statements.
     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations when valuing securities in markets that are not active. FSP No. 157-3 is effective upon issuance, and is also effective for prior periods for which financial statements have not been issued. Our adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements as of and for the three and nine months ending September 30, 2008.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended September 30, 2008.
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
     As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Item 1A — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007. The following risk factor should be considered together with the other risks and factors that we have described in our other public filings. Other than as set forth below, or elsewhere in this report or our other filings with the Securities and Exchange Commission, we believe that there have been no material changes to the risk factors disclosed in our 2007 Annual Report and our other public filings.
The recent financial crisis could negatively affect market acceptance of our services and may harm our financial results.
     Our success will depend in part on our ability to generate revenues from the introduction of new services, extensions of existing services and geographic expansion. The market for some of our services has only recently developed, and the viability and profitability of these services is unproven. Our ability to grow our business will be compromised if we do not develop and market services that achieve broad market acceptance with our current and potential customers. If our new service offerings do not gain widespread market acceptance, our financial results could suffer. In addition, the global economic disruption experienced during the second half of 2008, and any continuing unfavorable changes in economic conditions, may result in lower overall spending by our current and potential customers, and adversely affect our ability to introduce new services and extensions of existing services, as well as expand geographically. If the economic downturn is prolonged, we may have difficulty in establishing a market for our new services and our new services may not gain market acceptance as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2008, our Board of Directors authorized a stock repurchase program to acquire up to $250.0 million of our Class A common stock through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. In the first three quarters of 2008, we repurchased approximately $125.0 million of our Class A common stock. The remaining share repurchases under the program we announced are expected to be made over the remainder of 2008 and 2009. These remaining repurchases may be made from time to time through 10b5-1 plans, open market transactions, privately negotiated or structured transactions at our discretion, subject to market conditions and other factors, and at prices we deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2008:

				Maximum Number
				(or Approximate
	Total		Total Number of	Dollar Value) of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs	Programs
July 1 through July 31, 2008	94	$21.20	—	$—

August 1 through August 31, 2008	—	—	—	—

September 1 through September 30, 2008	226	$20.77	—	—

Total	320	$20.90	—	$—

(1)	Includes shares of common stock tendered by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan, which shares were purchased by us based on their fair market value on the vesting date.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

10.2.5	Amendments to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

10.2.6	Exhibit P to the Contractor Services Agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and Neustar, Inc., as amended.

10.3.3	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.3	Amendments to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.3	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

10.99.2	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: November 10, 2008	By:	/s/ Jeffrey A. Babka Jeffrey A. Babka
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT LIST

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

10.2.5	Amendments to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

10.2.6	Exhibit P to the Contractor Services Agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and Neustar, Inc., as amended.

10.3.3	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.3	Amendments to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.5.3	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.

10.99.2	Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 26, 2001.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.