Form 10-K
period 2008-12-31
NEUSTAR INC
filed 2009-03-02
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 17, 2009, 74,224,990 shares of NeuStar Class A common stock were outstanding and 4,538 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2008 was approximately $1.69 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2008.

Unless the context requires otherwise, references in this report to “NeuStar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We provide essential clearinghouse services to the communications industry and enterprise customers. Our customers use the databases we contractually maintain in our clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. We operate the authoritative directories that manage virtually all telephone area codes and numbers, and we enable the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Nextel Corporation, and AT&T Corp., must access our clearinghouse to properly route virtually all of their customers’ calls. We provide clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, we provide domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and we manage the authoritative directories for the .us and .biz Internet domains. We operate the authoritative directory for U.S. Common Short Codes, part of the short messaging service relied upon by the U.S. wireless industry, and provide solutions used by mobile network operators worldwide to enable mobile instant messaging for their end users.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While we remain the provider of the authoritative solution that the communications industry relies upon to meet this mandate, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide critical technology services that solve the addressing, interoperability and infrastructure needs of the communications industry and enterprise customers. These services are used to manage a range of technical and operating requirements, including:

•	Addressing. We enable CSPs and enterprises to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure. We enable CSPs to more efficiently manage their networks by centrally managing certain critical data they use to route communications over their networks.

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

Industry Background

Changes in the structure of the communications industry over the past two decades have presented increasingly complex technical and operating challenges. Whereas the Bell Operating System once dominated the U.S. telecommunications industry, there are now thousands of service providers, all with disparate networks. Today these service providers must interconnect their networks and carry each other’s traffic to route phone calls, unlike in the past when a small number of incumbent wireline carriers used established, bilateral relationships. In addition, CSPs and enterprises are delivering a broad set of new services using a diverse array of technologies. These services, which include voice, data and video, are used in combinations that are far more complex than the historical, uniform voice services of traditional carriers.

The increasing complexity of the communications industry has produced operational challenges, as the in-house network management and back office systems of traditional carriers were not designed to capture all of the information necessary for provisioning, authorizing, routing and billing these new services. In particular, it has become significantly more difficult for service providers to:

•	Locate end-users. Identify the appropriate destination for a given communication among multiple networks and unique addresses, such as wireline and wireless phone numbers as well as Internet Protocol, or IP, and e-mail addresses;

•	Establish identity. Authenticate that the users of the communications networks are who they represent themselves to be and that they are authorized to use the services being provided;

•	Connect. Route the communication across disparate networks;

•	Provide services. Authorize and account for the exchange of communications traffic across multiple networks; and

•	Process transactions. Capture, process and clear accounting records for billing, and generate settlement data for inter-provider compensation.

Enterprises in the United States and throughout the world have become increasingly reliant on the Internet and other DNS-based systems to support their businesses. With the growth in e-commerce and the emergence of advanced DNS-based communication services, large and small enterprises have increased demand for:

•	secure and reliable email and networks;

•	authoritative directories for Internet domain names; and

•	domain name registration services.

Our Clearinghouse

We provide our services from a set of unique databases, systems and platforms in geographically dispersed data centers, which we refer to collectively as our clearinghouse. Our clearinghouse has been designed to provide substantial advantages in meeting the challenges facing the communications industry and enterprises for both traditional voice and IP networks. First, our clearinghouse databases and capabilities provide competing CSPs and enterprises with fair, equal and secure access to essential shared resources such as telephone numbers and domain names. This sharing of data is critical for locating end-users and establishing their identity. Second, our clearinghouse databases and capabilities serve as an authoritative directory to ensure proper routing of voice, advanced data applications and IP-based communications, such as mobile instant messaging, regardless of originating or terminating technologies. Third, our customers may access our clearinghouse through standard interfaces. Our clearinghouse also enables connections to authoritative operating data for our customers, including CSPs, content providers and enterprises. As a result, our clearinghouse facilitates advanced services, such as multi-media content services and mobile instant messaging. Finally, our services facilitate the management of networks and services, including the deployment of new technologies and protocols, the balancing of communications traffic across our customers’ internal networks, network consolidation, and the control of instant messaging services, which promote our customers’ ability to create differentiated and value-added services.

To ensure our role as a provider of essential services to the communications industry and our enterprise customers, we designed our clearinghouse to be:

•	Reliable. Our clearinghouse services depend on complex technology that is designed to deliver reliability consistent with industry standards and the standards of our customers. Under our contracts, we have committed to our customers to deliver high quality services across numerous measured and audited service levels, such as system availability, response times for help desk inquiries and billing accuracy, consistent with these standards.

•	Scalable. The modular design of our clearinghouse enables capacity expansion without service interruption or quality of service degradation, and with incremental investment that provides significant economies of scale.

•	Neutral. We provide our services in a competitively neutral way to ensure that no one telecommunications service provider, telecommunications industry segment or technology or group of telecommunications customers is favored over any other. Moreover, we have committed not to be a telecommunications service provider in competition with our customers.

•	Trusted. The data we collect are important and proprietary. Accordingly, we have appropriate procedures and systems to protect the privacy and security of customer data, restrict access to the system and generally protect the integrity of our clearinghouse. Our performance with respect to neutrality, privacy and security is independently audited regularly.

NeuStar Clearinghouse Services

Addressing

“Addresses” are a shared resource among CSPs and, in certain circumstances, enterprises. Each communications device must have a unique address so that communications can be routed properly to that device. With the development of new technologies, the number and type of addressing resources increase, and the advent of bundled services, such as voice plus text messaging, may require that multiple addresses be identified for what is intended to be a single, integrated communication to one or more devices used by a single user or a group of users.

For communications to reliably reach the intended users, we believe that the communications industry and enterprises require a trusted, authoritative administrator of addressing directories to route communications. Moreover, we believe that CSPs must have fair access to shared addressing resources and must be able to access the administrator’s systems to ensure the proper routing of communications. We provide a range of addressing services to meet these needs, including:

•	Telephone Number Administration. As the North American Numbering Plan Administrator, we maintain the authoritative database of telephone numbering resources for North America. We allocate telephone numbers by geographic location and assign telephone numbers to telecommunications service providers. We administer area codes, including area code splits and overlays, and collect and forecast telephone number utilization rates by service providers. As the National Pooling Administrator, we also manage the administration of inventory and allocation of pooled blocks of unassigned telephone numbers by reassigning 1,000-number blocks of assigned but unused telephone numbers to telecommunications service providers requiring additional telephone numbers. We provide these services under fixed-fee contracts with the Federal Communications Commission, or FCC.

•	Telephone Number Pooling. In addition to the administrative functions associated with our role as the National Pooling Administrator, we also implement the administration of the allocation of pooled blocks of unassigned telephone numbers through our clearinghouse, including the reallocation of pooled blocks of telephone numbers to the consolidated network of consolidating carriers following a merger or other business combination. We were paid on a per transaction basis for this service through December 31, 2008. As of January 1, 2009, we will be paid on an annual, fixed-fee basis for addressing, interoperability and infrastructure transactions.

• Internet Domain Name Services.

•	Ultra Services. We provide a suite of services that play a key role in directing and managing Internet traffic, and monitoring, testing and measuring the performance of websites and networks, all of which enable thousands of customers to intelligently and securely control and distribute Internet traffic, and ensuring security, scalability and reliability of websites, email and networks. We are typically paid a recurring monthly fee based on contractually established monthly transaction volumes. If the transactions processed exceed the maximum of the transaction volumes that were contractually established, we are paid a per transaction fee for these excess transactions.

•	Domain Registry Services. We operate the authoritative registries of Internet domain names for the .biz and .us top level domains. In addition, we are the technical back-end registry operator for the .travel and .tel top-level domains. All Internet communications routing to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We are the exclusive provider of wholesale registration services to domain name retailers for all regions outside of the home countries for the .cn, or the country code top-level domain for China, and .tw, or the country code top-level domain for Taiwan. We are primarily paid on a subscription basis for each name in the registries.

•	U.S. Common Short Codes. We operate the authoritative U.S. Common Short Code registry on behalf of the leading wireless providers in the United States. A Common Short Code is a string of five or six numbers, which serves as the “address” for text messages that are sent from wireless devices to businesses or organizations on a many-to-one basis. U.S. Common Short Codes are often used by consumer brand companies and organizations to count votes using wireless devices in promotional marketing efforts, such as votes for sporting event MVPs, to register for contests and special offers, to download applications such as ring tones, and are used for product awareness campaigns. We are paid on a subscription basis for each code in the registry.

Interoperability

To provide communications across multiple networks involving multiple service providers, industry participants must exchange essential operating data. We believe that our clearinghouse is the most efficient, logistically practical and economical means for each CSP to exchange the large volumes of operating data that are required to deliver communications services between networks. Our services include:

•	Wireline and Wireless Number Portability. Our clearinghouse is the master, authoritative directory that allows end users in the United States and Canada to change their telephone carrier without changing their telephone numbers. In addition, service providers use this service to change the network identification associated with their end users’ telephone numbers after a merger or consolidation. We have provided this service for wireline local number portability since 1997, and in 2003, we expanded our service to provide portability of telephone numbers between wireless telecommunications service providers and between wireline and wireless telecommunications service providers. In the United States, we were paid on a per transaction basis for this service through December 31, 2008. As of January 1, 2009, we will be paid on an annual, fixed-fee basis for addressing, interoperability and infrastructure transactions. In Canada, we are paid on a per transaction basis for this service.

•	Order Management Services. We provide centralized clearinghouse services that permit our customers, through a single interface, to exchange essential operating data with multiple CSPs in order to provision services. We are typically paid on a per transaction basis for each order we process.

Infrastructure and Other

Constant changes in the communications service industry require providers to make frequent and extensive changes in their own network infrastructure. Our infrastructure services are used by CSPs to efficiently reconfigure their networks and systems in response to changes in the market. Our services include:

•	Network Management. Our customers in the United States and Canada use our clearinghouse to centrally process changes to essential network elements that are used to route telephone calls. In the United States, we were paid on a per transaction basis for this service through December 31, 2008. As of January 1, 2009, we will be paid on an annual, fixed-fee basis for addressing, interoperability and infrastructure transactions. In Canada, we are paid on a per-transaction basis for these services. Our network management services are used by our customers for a variety of different purposes, such as to replace and upgrade technologies, to balance network traffic and to reroute traffic on alternative networks in the event of a service disruption.

•	Connection Services. We provide standard connections for those CSPs that connect directly to our clearinghouse. We are paid an established fee based on the type of connection.

NeuStar Next Generation Messaging Services

Mobile Instant Messaging.  We provide scalable solutions to mobile network operators worldwide, which allow them to manage instant messaging, or IM, services provided by Internet service providers and to create their own branded IM services. We are typically paid a monthly fee on a per-active user basis.

Operations

Sales Force and Marketing

As of December 31, 2008, our sales and marketing organization consisted of approximately 290 people who work together to deliver advanced technologies and solutions to serve our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing team works closely with our sales teams to deliver comprehensive services, and develop a clear and consistent corporate image.

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

Customer Support

We strive to provide world-class customer service, and we provide customer support 24 hours a day, 7 days a week and 365 days a year. Customer support personnel are responsible for the end-to-end ownership of all customer inquiries, provisioning and trouble requests. Our staff works closely with our customers to ensure that our service level agreements are being met. They continually solicit customer feedback and are in charge of bringing together the proper internal resources to troubleshoot any problems or issues that customers may have. Performance of these individuals is measured by customer satisfaction surveys and through stringent measurements of key performance indicators.

Operational Capabilities

We operate our services through our state-of-the-art data centers and remotely hosted computer hardware that is currently located in third-party facilities throughout the world. Our data centers, including third-party facilities that we use, are custom designed for the processing and transmission of high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management, and information security. In general, we subscribe to the highest level of service and responsiveness available from each third party vendor that we use. Further, to protect the integrity of our systems, the major components of our networks are generally designed to eliminate any single point of failure.

We have consistently met and frequently exceeded our contractual service level requirements and, for some of our services, our performance results are monitored internally and subjected to independent audits on a regular basis.

Research and Development

We maintain a research and development group, the principle functions of which are to develop new services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvement to existing services focus on the challenges communicated to us by our customers related to the management of an expanding array of technologies and end-user services across a growing number of CSPs and enterprises. We employ industry experts in areas of technology that we believe are key to solving these problems. Our quality control and application testing processes focus predominantly on highly technical issues related to the performance of our technology platforms, which are identified through both internal and external feedback mechanisms, and continuous testing of our applications and system platforms to ensure uptime commensurate to service level standards we have committed to our customers. As of December 31, 2008, we had approximately 164 employees dedicated to research and development, which consists of software engineers, project managers and documentation specialists. We expense our research and development costs as incurred. Our research and development expense was $17.6 million, $27.4 million and $27.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Customers

We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc. and AT&T, Inc.; competitive local exchange carriers, such as XO Holdings, Inc. and Level 3 Communications, Inc.; wireless service providers, such as Verizon Wireless Inc., and long distance carriers. We also serve emerging CSPs, including Comcast Corporation, Cox Communications, Inc. and Cbeyond, Inc., and emerging providers of VoIP services, such as Vonage Holdings Corp.

In addition to serving traditional CSPs, we also serve a growing number of customers who are either enablers of Internet services or providers of information and content to Internet and telephone users. For example, customers for our managed DNS services include a wide range of both large and small enterprises, including registry operators, such as Canadian Internet Registration Authority, and e-commerce companies. All Internet service providers rely on our Internet registry services to route all communications to .biz and .us Internet addresses. Domain name registrars, including Network Solutions, Inc., The Go Daddy Group, Inc., and Register.com, Inc. pay us for each .biz and .us domain name they register on behalf of their customers. Wireless service providers rely on our registry to route all U.S. Common Short Code communications, but the bulk of our customers for U.S. Common Short Codes are the information and entertainment content providers who register codes with us to allow wireless subscribers to communicate with them via text messaging. Mobile network operators throughout Europe and Asia, including several country operators affiliated with Vodafone Group Plc, rely on our instant messaging solutions to provide mobile instant messaging to their end users.

Our customers include over 8,700 different entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single entity accounted for more than 10% of our total revenue in 2008. The amount of our revenue derived from customers inside the United States was $317.3 million, $387.4 million and $434.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. The amount of our revenue derived from customers outside the United States was $15.7 million, $41.8 million and $54.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC was $249.3 million, $301.8 million and $331.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

We have two business segments, Clearinghouse and NGM. For further discussion of the operating results of our segments, including revenue, income (loss) from operations, total assets, goodwill, and intangible assets, as well as information concerning our international operations, see Note 17 to our Consolidated Financial Statements in Item 8.

Competition

Our services most frequently compete against the in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

In our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes where we competed against companies including Accenture Ltd, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Noblis, Inc., Nortel Networks Corporation, Pearson Education, Perot Systems Corporation, Telcordia Technologies, Inc. and VeriSign, Inc. We have renewed or extended the term of several of these contracts since we first entered into them. As the terms of these contracts expire, we expect that other companies may seek to bid on renewals or new contracts, and we may not be successful in renewing them. In addition, prior to the expiration of our contracts in 2015 to provide number portability services, North American Portability Management LLC could solicit, or our competitors may submit, proposals to replace us, in whole or in part, as the provider of the services covered by these contracts. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider with high customer satisfaction of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.

While we do not face direct competition for the registry of .us and .biz Internet domain names, we compete with other companies that maintain the registries for different domain names, including VeriSign, Inc., which manages the .com and .net registries, Afilias Limited, which manages the .org and .info registries, and a number of managers of country-specific domain name registries, such as .uk for domain names in the United Kingdom.

For the remainder of our services, we compete against a range of providers of interoperability and infrastructure services and/or software, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into these categories:

•	systems integrators such as Accenture Ltd, Electronic Data Systems Corporation, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for CSPs and in some cases operate and manage certain back-office systems for CSPs on an outsourced basis;

•	with respect to our Ultra services, companies such as Akamai Technologies, Inc., Afilias Limited, F5 Networks, Inc., Keynote Systems, Inc., and Gomez, Inc., that compete with us in one or more of our Ultra services, including internal and external managed DNS services, network monitoring and load testing;

•	with respect to mobile instant messaging, companies that develop presence and instant messaging solutions, such as Nokia Corporation and Colibria AS; and

•	with respect to order management services, companies such as Synchronoss Technologies, Inc., Telcordia Technologies, Inc., Syniverse Technologies, Inc., Evolving Systems, Inc. and VeriSign, Inc., which offer communications interoperability services, including inter-CSP order processing and workflow management on an outsourced basis.

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

We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially and adversely affect our business. The market for clearinghouse services may not continue to develop, and CSPs and enterprises may not continue to use clearinghouse services rather than in-house systems and purchased or internally-developed software.

Employees

As of December 31, 2008, we employed 966 persons worldwide. None of our employees is currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Contracts

We provide many of our addressing, interoperability and infrastructure services pursuant to private commercial and government contracts. Specifically, in the United States, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven regional contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with North American Portability Management LLC. The North American Numbering Council, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees North American Portability Management LLC’s management of these contracts. See “— Regulatory Environment — Telephone Numbering.” We recognized revenue under our contracts with North American Portability Management LLC primarily on a per transaction basis through December 31, 2008, and the aggregate fees for transactions processed under these contracts were determined by the total number of transactions. As of January 1, 2009, we are paid on an annual, fixed-fee basis, subject to a contractually established, annual 6.5% escalator. Under this fixed-fee model, fixed credits are used to calculate the annual fixed fee in 2009, 2010 and 2011. In addition, our customers may earn additional credits annually in 2009, 2010 and 2011 if certain levels of aggregate telephone number inventories are reached and if certain IP fields and functionality are adopted and implemented. Moreover, in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year. Under both the transaction-based and fixed-fee models, our fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. Under these contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our clearinghouse also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with North American Portability Management LLC continue through June 2015.

On November 3, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 17, 2009, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. In addition, after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States, which Telcordia has continued to pursue in response to our amendment of these contracts in January 2009. As of February 17, 2009, the FCC had not initiated a formal rulemaking process, and the Telcordia petition remains pending. If the Telcordia petition is successful, we may lose one or more of our contracts with North American Portability LLC or lose a portion of our business in one or more geographic regions where we provide services.

We also provide wireline and wireless number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per transaction basis. This contract continues through December 2011. The services we provide under the contracts with North American Portability Management LLC and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was awarded by the FCC in 2003. The contract is structured as a one-year agreement with four one-year options exercisable by the FCC. The FCC has exercised each of these four options, and this contract expired on July 8, 2008. The FCC extended the contract through July 2009 to begin the bidding process and we expect to compete for a renewal of this contract. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system plus reimbursement of select costs. The initial contract term is two years, commencing in August 2007, and provides three one-year extension options that are exercisable at the election of the FCC.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted in May 2001. In December 2006, the ICANN awarded to us a renewal of the .biz contract through December 2012. Under the terms of the amended agreement, the .biz contract automatically renews after 2012 unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally awarded in October 2001. In October 2007, the government awarded to us a renewal of the .us contract for a period of three years, which may be extended by the government for two additional one-year periods. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the terms of the new .us contract were amended. The amended contract expires in October 2011, with two one-year renewal options exercisable by the Department of Commerce. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.

We have an exclusive contract with the CTIA — The Wireless Association® to serve as the registry operator for the administration of U.S. Common Short Codes. U.S. Common Short Codes are short strings of numbers to which text messages can be addressed — a common addressing scheme that works across all participating wireless networks. We were awarded this contract in October 2003 through an open procurement process by the major wireless carriers. In June 2008, the contract was amended to include a term through December 2015. We provide U.S. Common Short Code registration services to wireless content providers, who pay us subscription fees per U.S. Common Short Code registered.

Regulatory Environment

Telephone Numbering

Overview.  The Telecommunications Act of 1996 was enacted to remove barriers to entry in the communications market. Among other things, the Telecommunications Act mandates portability of telephone numbers and requires traditional telephone companies to provide non-discriminatory access and interconnection to potential competitors. The FCC has plenary jurisdiction over issues relating to telephone numbers, including telephone number portability and the administration of telephone number resources. Under this authority, the FCC promulgated regulations governing the administration of telephone numbers and telephone number portability. In 1995, the FCC established the North American Numbering Council, a federal advisory committee, to advise and make recommendations to the FCC on telephone numbering issues, including telephone number resources administration and telephone number portability. The members of the North American Numbering Council include representatives from local exchange carriers, interexchange carriers, wireless providers, VoIP providers, manufacturers, state regulators, consumer groups, and telecommunications associations.

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

North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2007, we “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2008 have not yet been completed.

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

We are required to maintain confidentiality of competitive customer information obtained during the conduct of our business. In addition, as part of our neutrality framework, we are required to comply with a code of conduct that is designed to ensure our continued neutrality. Among other things, our code of conduct, which was approved by the FCC, requires that:

•	we never, directly or indirectly, show any preference or provide any special consideration to any telecommunications service provider;

•	we prohibit access by our stockholders to user data and proprietary information of telecommunications service providers served by us (other than access of employee stockholders that is incident to the performance of our numbering administration duties);

•	our shareholders take steps to ensure that they do not disclose to us any user data or proprietary information of any telecommunications service provider in which they hold an interest, other than the sharing of information in connection with the performance of our numbering administration duties;

•	we not share confidential information about our business services and operations with employees of any telecommunications service provider;

•	we refrain from simultaneously employing, whether on a full-time or part-time basis, any individual who is an employee of a telecommunications service provider and that none of our employees hold any interest, financial or otherwise, in any company that would violate these neutrality standards;

•	we prohibit any individual who serves in the management of any of our stockholders to be involved directly in our day-to-day operations;

•	we implement certain requirements regarding the composition of our board of directors;

•	no member of our board of directors simultaneously serves on the board of directors of a telecommunications service provider; and

•	we hire an independent party to conduct a quarterly neutrality audit to ensure that we and our stockholders comply with all the provisions of our code of conduct.

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

Internet Domain Name Registrations

We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN originally granted to us in May 2001, which currently runs through December 2012 and renews automatically thereafter unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally granted in October 2001 and was renewed in October 2007 for a period of three years, with two one-year extension periods exercisable at the option of the U.S. Department of Commerce. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the contract terms were amended. The amended contract expires in October 2011, with two one-year renewal options exercisable by the Department of Commerce. Under each of these registry service contracts, we are required to:

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

Intellectual Property

Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers, and potential customers and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change, these legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of services provided by us. With our entry into the IM market, we have also sought to protect our technology and our ability to deliver our IM solutions to our customers through patent prosecution. In addition, we have recently expanded our patent efforts in other service offerings.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on July 11, 2008. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

Risks Related to Our Business

The loss of, or damage to, a data center or any other failure or interruption to our network infrastructure could materially harm our revenue and impair our ability to conduct our operations.

Because virtually all of the services we provide require communications service providers to query a copy of our continuously updated databases and directories to obtain necessary routing and other essential operational data, the integrity of our data centers, including network elements managed by third parties throughout the world, and the systems through which we deliver our services is essential to our business. Notably, our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable CSPs to ensure that telephone calls are routed to the appropriate destinations.

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

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data in the event of one of the foregoing events. Further, we have increased the scope of services that we provide, which has increased the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers from which we may provide services. Moreover, as we add customers, expand our service offerings and increase our visibility in the market, the likelihood that we will become a target of physical or electronic break-ins, sabotage, DDoS attacks, intentional acts of vandalism and similar events increases. If we cannot adequately protect the ability of our data centers and related systems to perform consistently at a high level and without interruptions, or otherwise fail to meet our customers’ expectations:

•	our reputation may be damaged, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market our services;

•	we may be subject to significant penalties or damages claims, under our contracts or otherwise, including the requirement to pay substantial penalties related to service level requirements in our contracts;

•	we may be required to make significant expenditures to repair or replace equipment, third party systems or, in some cases, an entire data center, or to establish new data centers and systems from which we may provide services;

•	our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform;

•	our customers may postpone or cancel subsequently scheduled work or reduce their use of our services; or

•	one or more of our significant contracts may be terminated early, or may not be renewed.

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

Our seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States, to provide telephone number portability and other clearinghouse services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 6% and 14% of our total revenue in 2008, represented in the aggregate approximately 68% of our total revenue in 2008. North American Portability Management LLC could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, these contracts have finite terms and are currently scheduled to expire in June 2015. Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.

We may be unable to renew these contracts on acceptable terms when they are considered for renewal if we fail to meet our customers’ expectations, including for performance or other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the possible entrance of a competitive provider could create significant pricing pressure, which could then cause us to reduce the selling price of our services under our contracts. If these contracts are terminated or modified in a manner that is adverse to us, or if we are unable to renew these contracts on acceptable terms upon their expiration, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The FCC has regulatory authority over certain aspects of our operations, most notably our compliance with our neutrality requirements. We are also affected by business risks specific to the regulated communications industry. Moreover, the business of our customers is subject to regulation that indirectly affects our business. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for our services could change in ways that we cannot predict and our revenue could decline. These risks include the ability of the federal government, most notably the FCC, to:

•	increase regulatory oversight over the services we provide;

•	adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example,

•	In November 2005, BellSouth Corporation filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; and

•	After the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States, which Telcordia has continued to pursue in response to our amendment of these contracts in January 2009. If successful, this petition could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans;

•	prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•	adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers;

•	appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide; and

•	prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the introduction of other services not under the contracts based upon restrictions within the contracts or in FCC policies.

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

If we do not adapt to rapid technological change, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our addressing, interoperability and infrastructure services, and by developing new features, services and applications to meet changing customer needs. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenue from these services. We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way, particularly in the early stages of launching a new service. Further, we may experience delays in the development of one or more features of our solutions, which could materially reduce the potential benefits to us for providing these services. In addition, there can be no assurance that our solutions will be adopted by potential customers, or that we will be able to reach acceptable contract terms with customers to provide these services. Our failure to adapt to meet market demand in a cost-effective manner could adversely affect our ability to compete and retain customers or market share.

Our customers face implementation and support challenges in introducing IP-based services, which may slow their rate of adoption or implementation of our solutions.

Historically, communications service providers have been relatively slow to implement new, complex services such as instant messaging and other IP-based communications. For example, during 2008, we witnessed slower than anticipated deployment of our mobile instant messaging solutions by our carrier customers. We have limited or no control over, and cannot accurately predict, the pace at which communications service providers implement these new IP-based services. Moreover, the launch of new IP-based services by communications service providers requires significant expenditures by our customers to market and drive adoption by end users. We cannot control the decision over whether such expenditures will occur or the timing of such expenditures. In turn, even if CSPs attempt to drive adoption of new IP-based services, our future revenue and profits will also depend, in part, on the wide adoption of such services by end users. For instance, we may be required to expend substantial resources to support the efforts of our customers to market and drive the adoption of our mobile instant messaging services by end users. The failure of, or delay by, communications service providers to introduce and support IP-based services utilizing our solutions in a timely and effective manner, or the failure by end users to adopt such services, could have a material adverse effect on our business and operating results.

The market for certain of our addressing, interoperability, and infrastructure services is competitive, which could result in fewer customer orders, reduced revenue or margins or loss of market share.

Our services frequently compete against the in-house systems of our customers. In addition, although we are not a telecommunications service provider, we compete in some areas against communications service companies, communications software companies and system integrators that provide systems and services used by CSPs to manage their networks and internal operations in connection with telephone number portability, instant messaging and other communications transactions. We face competition from large, well-funded providers of addressing, interoperability and infrastructure services. Moreover, we are aware of other companies that are focusing significant resources on developing and marketing services that will compete with us. We anticipate continued growth of competition. Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition that they can use to their advantage. Increased competition could result in fewer customer orders, reduced revenue, reduced margins or loss of market share, any of which would harm our business.

Our strategic initiatives relating to mobile instant messaging may be frustrated by the actions of other industry participants with strategic objectives that are different than ours, as well as those of our competitors.

Our mobile instant messaging solutions are integrated with the systems of our CSP customers and with mobile devices, and rely in part on our ability to interoperate with large Internet portals such as Yahoo! and Microsoft. Because our strategic objectives may not be aligned with those of our customers or the Internet portals, and because our customers and the Internet portals may not agree on the manner in which mobile instant messaging should operate, our ability to execute on our strategy may be frustrated. As a result, revenue from our instant messaging solutions may not grow as expected and may decline. In addition, some of our mobile instant messaging solutions rely on the use of open standards. If we are unable to integrate our instant messaging solutions with systems used by our customers or device manufacturers because they do not adopt open standards or otherwise, revenue from our instant messaging solutions may not grow as expected and may decline. Moreover, the proliferation of open standards and protocols could make it easier for new market entrants and existing competitors to introduce products that compete with our solutions, which could adversely affect our business and operating results.

If we were unable to protect our intellectual property rights adequately, the value of our services and solutions could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our services and solutions that may block our use of our intellectual property or may be used by third-parties who compete with our services and solutions.

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

Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:

•	competitors offering our customers services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of interoperability services might offer its services at lower rates than we do, a competing domain name registry provider may reduce its prices for domain name registration or an ISP or a competitor may offer mobile instant messaging solutions at reduced prices or at no cost to the customer;

•	customers with a significant volume of transactions may have enhanced leverage in pricing negotiations with us; and

•	if our prices are too high, potential customers may find it economically advantageous to handle certain functions internally instead of using our services.

We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenue from enhanced services or by reducing our costs.

A significant decline in the volume of transactions we handle could have a material adverse effect on our results of operations.

Under our contracts with North American Portability Management LLC, we earn revenue for telephone number portability services on an annual, fixed-fee basis. However, in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices. In addition, under our contract with the Canadian LNP Consortium Inc., we earn revenue on a per transaction basis. As a result, if industry participants in the United States reduce their usage of our services in a particular year to levels below the established volume range for that year or if industry participants in Canada reduce their usage of our services from their current levels, our revenue and results of operations may suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining CSPs decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer churn among CSPs in the industry stabilizes or declines, or if CSPs do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If CSPs develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our clearinghouse services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our existing services or for the ancillary directory services that we expect to offer, which would harm our future revenue and growth prospects.

If we are unable to manage our costs, our profits could be adversely affected.

Historically, sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our expanded operations, as well as any future growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our costs without compromising our quality of service, or if new systems that we implement to assist in managing our operations do not produce the expected benefits, we may experience higher turnover in our customer base and our revenue and profits could be adversely affected.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill or intangible assets that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

An impairment in the carrying value of goodwill or long-lived assets could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In general, long-lived assets are only reviewed for impairment if impairment indicators are present. In assessing goodwill and long-lived assets for impairment, we make significant estimates and assumptions, including estimates and assumptions about market penetration, anticipated growth rates, and risk-adjusted discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and industry data. Some of the estimates and assumptions used by management have a high degree of subjectivity and require significant judgment on the part of management. This is particularly the case for our NGM business due to its early stage of operations and the emerging nature of mobile instant messaging technology. Changes in estimates and assumptions in the context of our impairment testing may have a material impact, and any potential impairment charges could substantially affect our financial results in the periods of such charges.

Our expansion into international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations, and require increased focus from our management.

Our instant messaging solutions predominantly target international markets. In addition, we are pursuing, and we intend to pursue in the future, other international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

•	economic and political risks in foreign jurisdictions in which we operate or seek to operate;

•	difficulty of enforcing contracts and collecting receivables through some foreign legal systems;

•	differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law, as well as unexpected changes in legal and regulatory requirements;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	increased competition by local, regional, or global companies; and

•	difficulties associated with managing a large organization spread throughout various countries.

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

We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. If we do not retain our senior management, or if we fail to plan adequately for the succession of such individuals, our customer relationships, results of operations and financial condition may be adversely affected.

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

Risks Related to the Financial Market Conditions

The recent financial crisis could negatively affect market utilization of our existing and new services and may harm our financial results.

Our success depends on our ability to generate revenues from our existing services and our introduction of new services, extensions of existing services and geographic expansion. For some of the services we provide, the market has only recently developed, and the viability and profitability of these services is unproven. Our ability to grow our business will be compromised if we do not develop and market services that achieve broad market acceptance with our current and potential customers. If our service offerings do not gain widespread market acceptance, our financial results could suffer. The global economic disruption experienced during the second half of 2008, and any continuing unfavorable changes in economic conditions, may result in lower overall spending by our current and potential customers, and adversely affect our ability to generate revenue from our existing services, introduce new services or extensions of existing services and expand geographically. If the economic downturn is prolonged, we may have difficulty in maintaining and establishing a market for our existing and new services and our financial performance may suffer.

Funds invested in auction rate securities that we hold may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an asset impairment charge.

As of December 31, 2008, we had investments in auction rate securities, or ARS, with an aggregate par value totaling approximately $41.7 million, all of which are classified as noncurrent. Our ARS are floating rate securities with long-term maturities, certain of which have underlying assets that are guaranteed by third parties, and all of which were marketed by financial institutions with auction reset dates primarily at 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has decreased the short-term liquidity of these securities and caused the interest rates earned on these securities to increase. The remaining contractual maturities of these securities range from 16 to 38 years. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. We can make no assurance that we would be able to sell our ARS in a secondary market at a favorable price or otherwise. We have the right to require the issuer of our ARS to repurchase the ARS at par value beginning on June 30, 2010. If the credit rating of either the issuer of the ARS or the third-party insurers of the underlying investments deteriorates, we may be required to further adjust the carrying value of the ARS through a loss in current period earnings.

We may need additional capital in the future and it may not be available on acceptable terms.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital in the future to fund our operations, finance investments in equipment or infrastructure, or respond to competitive pressures or strategic opportunities. However, our neutrality requirements may limit or prohibit our ability to obtain debt or equity financing by restricting the ability of certain parties from acquiring our stock or our debt, or the amount that such parties may acquire. In addition, difficulties in the global credit markets have resulted in a substantial decrease in the availability of credit. Some commercial banks are refusing to provide financing, others are imposing more onerous terms on borrowers, including higher interest rates. As a result, additional financing may not be available on terms favorable to us, or at all. Further, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

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

Each of these factors, among others, could have a material adverse effect on the market price of our Class A common stock. Recently, the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. Some companies that have had volatile market prices for their securities have had securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, we lease operating space in Staines, United Kingdom, Haifa, Israel, Dusseldorf, Germany, Milan, Italy, Hong Kong and Singapore. Within the United States, we also lease operating space in North Carolina, the District of Columbia, Arizona, Washington and California. These domestic and international leases expire on various dates through March 2017. We believe that our existing facilities are sufficient to meet our requirements, and that new space will be available on commercially reasonable terms as we expand.

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

Market for Our Common Stock

Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 17, 2009, our Class A common stock was held by 158 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low

Fiscal year ended December 31, 2007
First quarter	$32.96	$28.03
Second quarter	$30.76	$26.60
Third quarter	$36.30	$28.58
Fourth quarter	$36.33	$27.44
Fiscal year ended December 31, 2008
First quarter	$30.52	$21.33
Second quarter	$28.74	$21.25
Third quarter	$25.00	$18.68
Fourth quarter	$20.15	$13.24

There is no established public trading market for our Class B common stock. As of February 17, 2009, our Class B common stock was held by 7 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2007 or 2008 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant.

Purchases of Equity Securities

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2008:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Month	Purchased(1)	per Share	Programs	Programs

October 1 through October 31, 2008	725	$15.18	—	—
November 1 through November 30, 2008	—	—	—	—
December 1 through December 31, 2008	6,481	19.13	—	—

Total	7,206	$18.73	—	—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.

Performance Graph

The following chart shows how $100 invested in our Class A common stock on June 29, 2005, the day our Class A common stock began trading on the New York Stock Exchange, would have grown through the period ended December 31, 2008, compared with: (a) $100 invested in the Russell 2000 Index, and (b) $100 invested in the NYSE TMT Index, each over that same period. The comparison assumes reinvestment of dividends. The stock performance in the graph is included to satisfy our SEC disclosure requirements, and is not intended to forecast or to be indicative of future performance.

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	06-29-05	12-31-05	12-31-06	12-31-07	12-31-08
NeuStar	$100	$117	$125	$110	$74
Russell 2000	$100	$105	$123	$119	$78
NYSE TMT	$100	$103	$126	$140	$83

ITEM 6.	SELECTED FINANCIAL DATA

The tables below present selected consolidated statements of operations data for each of the five years ended December 31, 2008 and selected consolidated balance sheet data as of December 31, 2004, 2005, 2006, 2007 and 2008. The selected consolidated statements of operations data for each of the three years ended December 31, 2006, 2007 and 2008, and the selected consolidated balance sheet data as of December 31, 2007 and 2008, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2004 and 2005, and the selected consolidated balance sheet data as of December 31, 2004, 2005 and 2006, have been derived from our audited consolidated financial statements and related notes not included in this report. The share and per share data included in the selected consolidated statements of operations data for the year ended December 31, 2004 reflect the 1.4-for-1 split of our common stock effected as part of the Recapitalization, but do not reflect other aspects of the Recapitalization.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$165,001	$242,469	$332,957	$429,172	$488,845
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	49,261	64,891	86,106	94,948	105,589
Sales and marketing	22,743	29,543	47,671	70,833	74,182
Research and development	7,377	11,883	17,639	27,381	27,527
General and administrative	21,144	28,048	34,902	48,633	58,407
Depreciation and amortization	17,285	16,025	24,016	37,731	40,582
Restructuring charges (recoveries)	(220)	(389)	—	—	1,691
Impairment of goodwill	—	—	—	—	93,602
Impairment of long-lived assets	—	—	—	—	18,159

	117,590	150,001	210,334	279,526	419,739

Income from operations	47,411	92,468	122,623	149,646	69,106
Other (expense) income:
Interest and other expense	(2,498)	(2,081)	(1,260)	(1,147)	(16,237)
Interest and other income	1,629	2,366	3,984	4,612	13,112

Income before minority interest and income taxes	46,542	92,753	125,347	153,111	65,981
Minority interest	—	(104)	(95)	—	—

Income before income taxes	46,542	92,649	125,252	153,111	65,981
Provision for income taxes	1,166	37,251	51,353	60,776	61,687

Net income	45,376	55,398	73,899	92,335	4,294
Dividends on and accretion of preferred stock	(9,737)	(4,313)	—	—	—

Net income attributable to common stockholders	$35,639	$51,085	$73,899	$92,335	$4,294

Net income attributable to common stockholders per common share:
Basic	$6.33	$1.48	$1.02	$1.22	$0.06

Diluted	$0.57	$0.72	$0.94	$1.17	$0.06

Weighted average common shares outstanding:
Basic	5,632	34,437	72,364	75,954	74,116

Diluted	80,237	77,046	78,267	79,235	75,903

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$63,929	$103,475	$58,252	$198,678	$161,653
Working capital	38,441	113,296	53,970	210,870	164,636
Goodwill and intangible assets	50,703	54,150	257,051	240,944	134,661
Total assets	211,454	283,215	448,259	616,661	519,166
Deferred revenue and customer credits, excluding current portion	13,892	18,463	17,921	18,063	11,657
Long-term debt and capital lease obligations, excluding current portion	7,964	4,459	3,925	10,923	11,933
Convertible preferred stock, Series B, Series C and Series D	140,454	—	—	—	—
Total stockholders’ (deficit) equity	(31,858)	186,163	341,146	480,535	386,653

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We continued to experience increased demand for our services in 2008, resulting in a 14% increase in revenue over 2007. Under our contracts to provide telephone number portability services in the United States, we processed 372.3 million transactions, a growth of 17% over 2007. In addition, we continued to see increased demand from enterprises that require systems capable of handling high volumes of Internet traffic, which fueled demand for domain name systems service offerings, especially our Ultra services.

Our results in 2008 were significantly impacted by two goodwill impairment charges totaling $93.6 million and a long-lived assets impairment charge of $18.2 million, all of which related to our NGM business segment. In the fourth quarter of 2008, in response to lower than anticipated adoption rates of our NGM services and the resulting underperformance of our NGM business, as well as the manner in which the mobile data market had evolved and was evolving, we added new leadership and changed the strategic direction of our NGM business. Associated with this decision, we began to realign the NGM organization in December of 2008, and we began development of a new technology platform that would serve as the common infrastructure for each of our NGM customers. Though we believe the implementation of this new strategy for the NGM business will position it well for long-term success, this repositioning of our NGM business will result in a delay in market penetration and delayed growth in end-user adoption rates.

In 2008, our cash flow from operating activities was $167.6 million, which demonstrates our ability to generate strong cash flows notwithstanding deteriorating market conditions, particularly in the second half of the year. The strength of our business and financial condition enabled us to use $124.9 million in cash to repurchase shares of our common stock during the year and still end the year with $161.7 million in cash, cash equivalents and short-term investments.

Recent Developments

On January 28, 2009, we amended our contracts to provide telephone number portability and other clearinghouse services to telecommunications service providers in the United States. The pricing terms under the amended contracts are based on a fixed fee model rather than a transaction-based model. Specifically, the amended contracts establish an annual base fee for the telephone number portability services we provide, which base fee is subject to an annual price escalator of 6.5%. The amended contracts also provide for fixed credits in 2009, 2010 and 2011 that are used to calculate the respective annual fixed fee. In addition, our customers may earn additional credits annually in 2009, 2010 and 2011 if certain levels of aggregate telephone number inventories are reached and if certain IP fields and functionality are adopted and implemented. In the event that transactions in a given year are above or below the established volume range for that year, the base fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices.

Our Company

We provide the communications industry and enterprise customers with critical technology services that solve their addressing, interoperability and infrastructure needs. These services are used by CSPs and enterprise customers to manage a range of their technical and operating requirements, including:

•	Addressing. We enable CSPs and enterprises to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. We enable CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. We also facilitate order management and work flow processing among CSPs.

•	Infrastructure and Other. We enable CSPs to more efficiently manage changes in their own networks by centrally managing certain critical data they use to route communications over their own networks.

We derive a substantial portion of our annual revenue on a transaction basis, most of which is derived from long-term contracts.

Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, and depreciation and amortization.

Cost of revenue includes all direct materials, direct labor, and those indirect costs related to the generation of revenue such as indirect labor, materials and supplies and facilities cost. Our primary cost of revenue is related to personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid related to our U.S. Common Short Code services and registry gateway services. Cost of revenue also includes our information technology and systems department, including network costs, data center maintenance, database management, data processing costs and facilities costs.

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

General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, and other personnel-related expense, for our executive, administrative, legal, finance and human resources functions. General and administrative expense also includes facilities, support services and professional services fees.

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

Addressing.  Our addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. We generate revenue from our telephone number administration services under two government contracts. Under our contract to serve as the North American Numbering Plan Administrator, we earn a fixed annual fee and recognize this fee as revenue on a straight-line basis as services are provided. Under our contract to serve as the National Pooling Administrator, we earn a fixed fee associated with administration of the pooling system plus reimbursement for costs incurred. We recognize revenue for this contract based on costs incurred plus a pro rata amount of the fixed fee. In the event we estimate losses on our fixed-fee contracts, we recognize these losses in the period in which a loss becomes apparent.

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

We generate revenue through internal and external managed domain name services. Our revenue consists of customer set-up fees, monthly recurring fees and per transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under our contracts to provide our managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per transaction rate. Each month we recognize the recurring monthly fee and usage in excess of the established monthly volume on a per transaction basis as services are provided. We also generate revenue from one-time project fees, which are recognized over the contract term. We generate revenue from our U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.

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

The per transaction pricing under these contracts provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per transaction pricing was restored to the prevailing contractual rate. In 2006 the pre-determined annual transaction volume threshold under the contract was exceeded, which resulted in the issuance of $7.5 million of volume-based credits for 2006. No volume-based credits were applied in 2007 and 2008 as a result of amendments to our contracts with North American Portability Management LLC in September 2006.

In 2007, pricing under our contracts with North American Portability Management LLC was $0.91 per transaction regardless of transaction volume. Beginning January 1, 2008, per transaction pricing was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the per transaction price is equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the per transaction price is equal to a flat rate of $0.75 per transaction. For the year ended December 31, 2008, the weighted average per transaction price was $0.86.

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

Restructuring

In December 2008, we announced a restructuring plan for our NGM business segment, involving the termination of certain employees, and reduction in or closure of leased facilities in some of our international locations. As a result, we incurred $1.2 million in severance related costs and $0.5 million in lease and facilities exit costs for the year ended December 31, 2008. These restructuring costs include estimated costs for net lease expense for facilities that are no longer being used. The provision is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease payments that we may receive. As of December 31, 2008, our accrued restructuring liability was $3.5 million, including $1.8 million and $1.7 million of liabilities relating to our Clearinghouse and NGM segments, respectively. The total minimum lease payments for restructured facilities are $2.3 million, net of anticipated sublease payments. These lease payments will be made over the remaining lives of the relevant leases, which range from six months to four years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Goodwill

We have made numerous acquisitions, including the 2006 acquisitions of UltraDNS Corporation and Followap Inc., resulting in our recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill is required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse reporting unit and our NGM reporting unit.

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income approach and market approach. To assist in the process of determining whether a goodwill impairment exists, we perform internal valuation analyses and consider other market information that is publicly available, and we may obtain appraisals from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, we perform a second step to measure the amount of the impairment, if any. If required, the second step involves a comparison of the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation based on this implied fair value, in order to determine the magnitude of the impairment. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made.

The annual goodwill impairment test, any required interim goodwill impairment test and the related determination of the fair value of reporting units and intangible assets each involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of our reporting units, the significant assumptions used to determine fair value include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Moreover, for our NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM reporting unit valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions and estimates.

The impact of a change in assumptions in the context of our goodwill impairment testing may be material. For example, in 2008, changes to our key assumptions in determining the fair value of our NGM reporting unit resulted in two goodwill impairment charges. Specifically, late in the first quarter of 2008, there were changes in the market and identified customer-related events that caused us to change certain of our assumptions underlying the financial forecast relating to NGM, most notably our assumptions about end-user adoption rates. Projections of future cash flows for the NGM business are particularly sensitive to these assumptions. As a result, when the events of the first quarter caused us to reduce our projections relating to the rate at which new end users would begin using mobile instant messaging, those changed assumptions had a dramatic impact on our financial forecast for that business and the estimated fair value of our NGM business. As a result, we recorded a $29.0 million impairment charge in the first quarter of the 2008 fiscal year.

In the fourth quarter of 2008, in response to lower than anticipated adoption rates and the resulting underperformance of our NGM business, as well as the manner in which the mobile data market had evolved and was evolving, we added new leadership and conducted a strategic evaluation of our NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant messaging market. During the course of this evaluation, we conducted a thorough review of the NGM business, including our experience in the mobile instant messaging market since our acquisition of Followap Inc. in November 2006, the current state of the mobile instant messaging market and related markets, the performance of our competitors for these services and consumer demand. Following this evaluation, we decided to change the direction of our NGM business to offer enhanced end user experiences, faster deployments, and greater operator control, all of which would be delivered from a common infrastructure. Associated with this decision, we began to realign the NGM organization, and we announced a restructuring plan in December 2008 to leverage our existing operational resources to support our NGM initiatives. In addition, consistent with our new strategic direction, we began development of a new technology platform that would serve as the common infrastructure for each of our NGM customers. This repositioning of our NGM business will result in a delay in market penetration and delayed growth in end user adoption rates. At the same time, the NGM business will require continued investment and we will continue to experience net cash outflows until that market penetration and growth occurs. The revisions to the financial forecast to reflect this new strategic direction resulted in a decline in the estimated fair value of the NGM business. As a result, we recorded an additional goodwill impairment charge of $64.6 million in the fourth quarter of 2008.

The key assumptions used in our annual goodwill impairment test to determine the fair value of the NGM reporting unit included: (a) cash flow projections, which include growth assumptions for forcasted revenue and expenses; (b) a terminal multiple of 7.5 times based upon the expected proceeds resulting from a sale of the NGM business unit at the end of the cash flow projection period; (c) a discount rate of 45%, which was based upon the NGM business unit’s weighted cost of capital adjusted for the risks associated with the operations at the time of the annual goodwill impairment test; (d) selection of comparable companies and transactions used in the market approach; and (e) our assumptions in weighting the results of the discounted cash flow approach, income approach and market approach valuation techniques. A variance in these assumptions could have a significant effect on the amount of the goodwill impairment charge recorded.

The fair value of our NGM reporting unit was determined to be less than its carrying value as of the annual impairment date. As a result, we performed a step two analysis to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of our NGM reporting unit’s “implied fair value” of goodwill requires us to allocate the estimated fair value of our NGM reporting unit to the assets and liabilities of our NGM reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is then compared to its corresponding carrying value. We considered the fair value of our assets and liabilities, including technology assets and customer relationships, and the appropriate treatment of deferred tax balances.

We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the our control, that could cause actual results to differ from our estimates. For example, with respect to our NGM business, our assumptions could change due to further delays resulting from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users, unforeseen changes in the market or otherwise. Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could result in an additional impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of December 31, 2008, we had $95.7 million and $22.3 million, respectively, in goodwill for our Clearinghouse reporting unit and our NGM reporting unit, subject to future impairment tests.

Impairment of Long-Lived Assets

Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible level for which there is an identifiable asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time.

During the fourth quarter of 2008, we made the determination that our strategic decision to reposition the NGM business and the resulting change in our projected results served as an indicator of impairment for long-lived assets in our NGM business reporting unit. We performed a recoverability test, determined that the fair value of these long-lived assets was less than the carrying value, and recorded an $18.2 million charge for impairment of long-lived assets, the largest component of which consisted of technology and customer relationships. In determining fair value, we utilized valuation models that involved assumptions about future cash flows, future operating plans, discount rates and, as appropriate, review of market comparables. We believe that the assumptions and estimates used to determine the estimated fair values of our long-lived assets are reasonable; however, there are a number of factors, including factors outside of the our control, that could cause actual results to differ from our assumptions and estimates. Moreover, assumptions and estimates used by management that are incorporated within the valuation of NGM’s long-lived assets have a higher degree of subjectivity and are more likely to change over time.

As a result of the strategic repositioning of our NGM business and the resulting change in our financial forecast, all of which is described above under the heading “Critical Accounting Policies — Goodwill”, we recorded an impairment of long-lived assets specific to our NGM reporting unit of $18.2 million during the fourth quarter of 2008. As of December 31, 2008, we had $61.7 million and $19.1 million, respectively, in long-lived assets for our Clearinghouse reporting unit and our NGM reporting unit.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with North American Portability Management LLC, we bill a RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. Beginning July 1, 2005, the RRC fee was 1% of monthly billings. On July 1, 2008, the RRC fee was reduced to 0.75%. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

Investments

We have approximately $41.7 million par value in investments related to auction rate securities, or ARS, all of which are classified as noncurrent at December 31, 2008. For each of our ARS at December 31, 2008, we determined the fair value using discounted cash flow and market comparables methods. The discounted cash flow valuation method involves management’s judgment and assumptions regarding discount rates, coupon rates, and estimated maturity for each of the ARS. The market comparables valuation method involves management’s judgment regarding the selection of comparable securities and transactions in a secondary market. Based on the results of our assessments, we recorded losses of $10.6 million for the year ended December 31, 2008 to reduce the value of our ARS. If we use different assumptions and judgments in our valuations or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our ARS through additional charges in current period earnings. As of December 31, 2008, our ARS investment balance subject to future fluctuations in fair value is approximately $31.1 million.

In November 2008, we accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $41.7 million par value of ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010. Because the settlement agreement is a legally enforceable firm commitment, the rights are recognized as a financial asset at fair value in our financial statements at December 31, 2008, and accounted for separately from the associated securities. We have elected to measure the rights at their fair value pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159, and subsequent changes in fair value will also be recognized in current period earnings. Because we intend to exercise the rights in June 2010, we do not have the intent to hold the associated auction rate securities until recovery or maturity. We have classified the ARS as trading securities pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the rights. We determined the fair value of the rights using a discounted cash flow method which involves judgment and assumptions regarding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to disburse the cash anticipated in the ARS rights offering. Based upon our assessment of the fair value of the rights, we recorded a gain of approximately $9.4 million for the year ended December 31, 2008 in interest and other income in our statement of operations.

We have approximately $13.1 million par value in investments related to a cash reserve fund which is closed to new investments and subject to immediate redemptions. The fund currently has a projected schedule that will result in approximately 90 to 95 percent of the fund to be redeemed in 2009. Because there is little or no market data, the fair value of the securities within the cash reserve fund was determined using pricing models that utilize recent trades for securities in active markets and dealer quotes for securities considered to be inactive, as well as contractual terms, maturity and assumptions about liquidity. As of December 31, 2008, our cash reserve fund balance subject to future fluctuations in fair value was approximately $10.8 million. For the year ended December 31, 2008, we recorded other-than-temporary losses of $2.3 million related to these securities held at December 31, 2008.

Income Taxes

We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. The calculation of deferred tax assets, including valuation allowances, and liabilities requires us to apply significant judgment related to such factors as the application of complex tax laws, changes in tax laws and our future operations. We review our deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

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

Tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service, or IRS, has initiated an examination of our federal income tax returns for the years 2005 and 2006. We anticipate that the examination will be completed within the next twelve months. While the outcome of the audit is uncertain, we do not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

Stock-Based Compensation

We recognize share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. SFAS No. 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock. The expected life of options represents the weighted average period the stock options are expected to remain outstanding. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated, or historical volatility, and is expected to fluctuate, or expected volatility, during a period. Given our limited historical stock data since our initial public offering in June 2005, we consider the implied volatility and historical volatility of our stock price in determining our expected volatility.

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of December 31, 2008, total unrecognized compensation expense was $23.7 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, and is expected to be recognized over a weighted-average period of 1.9 years.

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense ratably over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. Based upon our assessment in the fourth quarter of 2008 of the probability of achieving specific financial targets related to our performance vested restricted stock units, we revised our estimate of achievement from 125% of target to 50% of target. The change in this assumption resulted in a reversal of approximately $3.0 million in compensation expense in the fourth quarter of 2008. Our consolidated net income for the year ended December 31, 2008 was $4.3 million and diluted earnings per share was $0.06 per share. As a result of this change in estimate, the as adjusted net income would have been approximately $1.6 million and the as adjusted diluted earnings per share would have been approximately $0.02 per share had we continued to use the previous estimate of 125% of the performance target. Further changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

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

Of the total purchase price, $0.2 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. We are amortizing the value of the Followap customer relationships using an accelerated basis over 5 years and the value of the acquired technology on a straight-line basis over 3 years. During 2008, we recorded impairment charges to write down the carrying value of the NGM reporting unit’s goodwill and long-lived assets.

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

Webmetrics, Inc.

On January 10, 2008, we acquired Webmetrics, Inc. for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded our Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, a preliminary estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. We are amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years. In 2008, we recorded $1.2 million in purchase price adjustments to goodwill as a result of earnout installments in accordance with the purchase agreement.

Current Trends Affecting Our Results of Operations

In 2008, in the face of turbulent economic conditions, we experienced overall increased demand for our services and solutions despite lower than anticipated demand for our NGM services. In particular, we experienced increased demand for our telephone number portability services in the United States, our expanded range of DNS services and the use of U.S. Common Short Codes.

In January 2009, we amended our seven regional contracts with North American Portability Management LLC under which we provide telephone number portability and other clearinghouse services to CSPs in the United States. The amendments provide for an annual, fixed-fee associated with the telephone number portability services we provide, which is subject to an annual price escalator. The fixed fee is subject to adjustment in limited circumstances, including an upward or downward adjustment in the event that the volume of transactions in a given year is above or below a contractually established volume range for that year, respectively. If any such adjustment is triggered, it would be applied in the following year. We believe that, as the industry continues to evolve and become more complex and as new technologies continue to proliferate, we will experience continued demand for our addressing, interoperability and infrastructure services. We also believe the amendments to these contracts should facilitate the use of new services by the industry to enable IP routing of Voice, Short Messaging Text, and Multi-media messaging Moreover, as our customers begin to rely on us to implement IP-based communications, we believe that we will have opportunities for future growth from ancillary directory services.

We continued to see increased demand during 2008 for our addressing services from enterprises that require systems capable of handling high volumes of Internet traffic. This demand was a primary driver of revenue growth for our domain name services, particularly Ultra services. We believe that enterprise customers will continue to increase their reliance on the Internet and their DNS-based systems to run their businesses, which will, in turn, increase their reliance on our services, and enable us to increase the scope of services that we provide to these customers and attract new customers that require reliable and scalable DNS services.

The revenue we recognized from our NGM services has not grown at the rates we anticipated when we acquired Followap in November 2006. Consequently, at the end of 2008, we repositioned our NGM business so that we could offer enhanced end user experiences, faster deployments, greater operator control and a common infrastructure. In addition, we began to implement cost cutting measures at NGM to bring our spending to a level that is consistent with demand, while solidifying our position as a key provider of infrastructure that will enable mobile carriers to offer mobile instant messaging and new features and functionalities to their end users.

Though the amendment of our contracts to provide telephone number portability services in the United States provides enhanced predictability for a substantial portion of our total revenue, the impact of the current macroeconomic and industry conditions on our organization as a whole is unclear. During this period of uncertainty, we intend to balance our strategy of continued investment for the long-term with careful management of our workforce and operating costs. Overall, our focus is to manage our business to provide strong profitability and cash flows.

Consolidated Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

The following table presents an overview of our results of operations for the years ended December 31, 2007 and 2008.

	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$109,799	$130,736	$20,937	19.1%
Interoperability	61,679	64,305	2,626	4.3%
Infrastructure and other	257,694	293,804	36,110	14.0%

Total revenue	429,172	488,845	59,673	13.9%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	94,948	105,589	10,641	11.2%
Sales and marketing	70,833	74,182	3,349	4.7%
Research and development	27,381	27,527	146	0.5%
General and administrative	48,633	58,407	9,774	20.1%
Depreciation and amortization	37,731	40,582	2,851	7.6%
Restructuring charges	—	1,691	1,691	100.0%
Impairment of goodwill	—	93,602	93,602	100.0%
Impairment of long-lived assets	—	18,159	18,159	100.0%

	279,526	419,739	140,213	50.2%

Income from operations	149,646	69,106	(80,540)	(53.8)%
Other (expense) income:
Interest and other expense	(1,147)	(16,237)	(15,090)	1,315.6%
Interest and other income	4,612	13,112	8,500	184.3%

Income before income taxes	153,111	65,981	(87,130)	(56.9)%
Provision for income taxes	60,776	61,687	911	1.5%

Net income	$92,335	$4,294	$(88,041)	(95.3)%

Net income per common share:
Basic	$1.22	$0.06

Diluted	$1.17	$0.06

Weighted average common shares outstanding:
Basic	75,954	74,116

Diluted	79,235	75,903

Revenue

Total revenue.  Total revenue increased $59.7 million due primarily to increases in infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.

Addressing.  Addressing revenue increased $20.9 million due to the expanded range of DNS services we offer and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $17.4 million, consisting of a $13.0 million increase in revenue from our NeuStar Ultra services due to increased demand from customers who rely on us to manage their increasingly complex DNS requirements and a $4.4 million increase in revenue due to an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $5.5 million due to an increased number of codes under management. These increases were offset by a decrease of $1.7 million in revenue under our contracts to provide telephone number portability services in the United States.

Interoperability.  Interoperability revenue increased $2.6 million. Our Clearinghouse business segment revenue decreased $3.6 million, offset by a $6.2 million increase attributable to our NGM business segment. Clearinghouse revenue decreased primarily due to a decrease in revenue of $2.6 million under our contracts to provide telephone number portability services in the United States due to decreased competitive churn and lower annual average price per transaction. In addition, our revenue from telephone number portability services in Canada decreased $4.8 million resulting from a return to normal use patterns in 2008 as compared to the elevated transaction levels we experienced in early 2007 in advance of the introduction of wireless number portability in Canada. These decreases were offset by a $4.4 million increase in revenue from our order management services. The increase in NGM business segment revenue of $6.2 million was driven by an increase in the number of end users utilizing our services.

Infrastructure and other.  Infrastructure and other revenue increased $36.1 million, of which $35.8 million was attributable to our Clearinghouse business segment and $0.3 million was attributable to our NGM business segment. Clearinghouse revenue increased primarily due to increased demand for our network management services, principally due to customers making changes to their networks that required actions such as disconnects and modifications to network elements. We believe these changes were driven largely by trends in the industry, including the implementation of new technologies by our customers, such as wireless technology upgrades and network optimization. In addition, infrastructure revenue from our NGM business segment increased $0.3 million, which was driven by an increase in the number of carrier customers utilizing our services.

Expense

Cost of revenue.  Cost of revenue increased $10.6 million, of which $1.9 million was attributable to our Clearinghouse business segment and $8.7 million was attributable to our NGM business segment. Clearinghouse cost of revenue increased due to an increase of $4.0 million in royalty expenses related to U.S. Common Short Code services and expense related to new deployments. This increase was offset by a reduction of $2.8 million in personnel and personnel-related expense as a result of increased operating efficiencies in support of our platforms. The $8.7 million increase in NGM cost of revenue was due primarily to an increase of $3.6 million in personnel and personnel-related expense, an increase of $2.7 million in consultants and professional fees, and $2.4 million increase in general support costs associated with additional deployments for the carrier customers utilizing our services.

Sales and marketing.  Sales and marketing expense increased $3.3 million, of which $2.1 million was attributable to our Clearinghouse business segment and $1.2 million was attributable to our NGM business segment. Clearinghouse sales and marketing expense increased $1.6 million due to personnel and personnel-related expense as a result of additions to our sales and marketing team to focus on branding, product launches, and expanded DNS service offerings. The increase in NGM sales and marketing expense was due predominantly to an increase of $0.7 million in personnel and personnel-related expense to expand our sales force for NGM services and increased sales activities for new business development opportunities.

Research and development.  Total research and development expense remained relatively flat. Research and development expense for our Clearinghouse business segment decreased $2.2 million, which was offset by a $2.3 million increase attributable to our NGM business segment. Clearinghouse research and development expense decreased $1.3 million due to reductions in personnel and personnel-related expense and decreased $0.8 million due to reductions in consultants and professional fees. The $2.3 million increase in NGM research and development expense was attributable to a $1.6 million increase in personnel and personnel-related expenses due to increased headcount and a $0.7 million increase related to consulting fees to support NGM service offerings.

General and administrative.  General and administrative expense increased $9.8 million, of which $8.8 million was attributable to our Clearinghouse business segment and $1.0 million was attributable to our NGM business segment. Clearinghouse general and administrative expense increased $4.6 million in personnel and personnel-related expense due to increased headcount and $2.5 million increase in general facility costs. In addition, consulting fees to support business growth increased $1.8 million. The $1.0 million increase in NGM general and administrative expense was due primarily to personnel and personnel-related expense to increase headcount to support business growth.

Depreciation and amortization.  Depreciation and amortization expense increased $2.9 million, of which $1.7 million was attributable to our Clearinghouse business segment and $1.2 million was attributable to our NGM business segment. These increases in each of our segments were due predominantly to an increase in capital assets purchased and held during the period.

Restructuring charges.  In December 2008, we recorded restructuring charges for our NGM business segment consisting of $1.2 million in severance related costs, primarily due to a workforce reduction, and $0.5 million in lease and facilities exit costs. There was no corresponding expense for the year ended December 31, 2007.

Impairment of goodwill.  We recorded total impairment charges of $93.6 million to write down the value of goodwill from our NGM business segment in 2008. There was no corresponding expense for the year ended December 31, 2007.

Impairment of long-lived assets.  In the fourth quarter of 2008, we recorded an impairment charge of $18.2 million to write down our NGM business segment intangible assets by $12.9 million and property and equipment assets by $5.3 million. There was no corresponding expense for the year ended December 31, 2007.

Interest and other expense.  Interest and other expense for the year ended December 31, 2008 increased $15.1 million as compared to the year ended December 31, 2007 due primarily to other-than-temporary impairment charges taken on our ARS of $1.6 million and cash reserve fund investments of $2.7 million, and losses on our ARS of $9.0 million in the fourth quarter of 2008 due to the change in categorization of the ARS from available-for-sale to trading. There was no corresponding other-than-temporary impairment charges or losses in the year ended December 31, 2007.

Interest and other income.  Interest and other income for the year ended December 31, 2008 increased $8.5 million as compared to the year ended December 31, 2007 due primarily to the gain on our ARS rights offering of $9.4 million recognized in fourth quarter of 2008, offset by a decrease in interest income due to lower yields on lower average cash and short-term investment balances as compared to the year ended December 31, 2007.

Provision for income taxes.  Our annual effective tax rate increased to 93.5% for the year ended December 31, 2008 from 39.7% for the year ended December 31, 2007 due primarily to the impact of the $93.6 million non-cash impairment charges related to our write-down of goodwill, none of which is deductible for tax purposes. The income tax provision for the year ended December 31, 2008 increased $0.9 million as compared to the year ended December 31, 2007 due primarily to an increase in income from operations excluding the goodwill impairment charges in 2008.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

The following table presents an overview of our results of operations for the years ended December 31, 2006 and 2007.

	2006	2007	2006 vs. 2007
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$103,858	$109,799	$5,941	5.7%
Interoperability	56,454	61,679	5,225	9.3%
Infrastructure and other	172,645	257,694	85,049	49.3%

Total revenue	332,957	429,172	96,215	28.9%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	86,106	94,948	8,842	10.3%
Sales and marketing	47,671	70,833	23,162	48.6%
Research and development	17,639	27,381	9,742	55.2%
General and administrative	34,902	48,633	13,731	39.3%
Depreciation and amortization	24,016	37,731	13,715	57.1%

	210,334	279,526	69,192	32.9%

Income from operations	122,623	149,646	27,023	22.0%
Other (expense) income:
Interest and other expense	(1,260)	(1,147)	113	(9.0)%
Interest income	3,984	4,612	628	15.8%

Income before minority interest and income taxes	125,347	153,111	27,764	22.1%
Minority interest	(95)	—	95	(100.0)%

Income before income taxes	125,252	153,111	27,859	22.2%
Provision for income taxes	51,353	60,776	9,423	18.3%

Net income	$73,899	$92,335	$18,436	24.9%

Net income per common share:
Basic	$1.02	$1.22

Diluted	$0.94	$1.17

Weighted average common shares outstanding:
Basic	72,364	75,954

Diluted	78,267	79,235

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

Interest and other expense.  Interest and other expense for the year ended December 31, 2007 was comparable to interest and other expense for the year ended December 31, 2006.

Interest income.  Interest income for the year ended December 31, 2007 increased $0.6 million as compared to the year ended December 31, 2006 due to higher yields on average combined cash and short-term investment balances.

Provision for income taxes.  Income tax provision for the year ended December 31, 2007 increased $9.4 million as compared to the year ended December 31, 2006 due primarily to an increase in income from operations. Our annual effective tax rate decreased to 39.7% for the year ended December 31, 2007 from 41.0% for the year ended December 31, 2006.

Consolidated Results of Operations

We operate in two business segments — Clearinghouse and NGM. We have provided consolidated results of operations for our Clearinghouse business segment and our NGM business segment. For further discussion of the operating results of our Clearinghouse business segment and our NGM business segment, including revenue, income (loss) from operations, total assets, goodwill, and intangible assets, see Note 17 to the Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund acquisitions, stock repurchases, facility expansions, capital expenditures, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be working capital, capital expenditures, facility expansion, stock repurchases and acquisitions.

Total cash and cash equivalents and short-term investments were $161.7 million at December 31, 2008, a decrease from $198.7 million at December 31, 2007. This decrease was due primarily to the use of $124.9 million to repurchase shares of our Class A common stock and the reclassification of $31.1 million of investments to long-term due to failed auctions for ARS held by us. Of the $161.7 million included in total cash and cash equivalents and short-term investments, $10.8 million is invested in a cash reserve fund that has been closed to new investments and immediate redemptions since December 2007. The fund currently has a projected redemption schedule that will result in approximately 90 to 95 percent of the fund being redeemed in 2009.

We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the credit agreement or we may not be able to borrow cash under the existing credit facility. In addition, lenders holding more than 50% of the loans and commitments under the new credit agreement may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2008, we were in compliance with these covenants. As of December 31, 2008, we had no borrowings under the credit facility and we utilized $8.8 million for outstanding letters of credit.

At December 31, 2008, our long-term investments totaled $40.5 million and consisted of auction rate securities of $31.1 million whose underlying assets are student loans, of which more than 90% are guaranteed by the federal government as part of the Federal Family Education Loan Program, or FFELP, and $9.4 million of ARS rights. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 38 years. As a result of current negative conditions in the global credit markets, auctions for our $31.1 million investment in these securities as of December 31, 2008 have failed on their respective settlement dates during the year ended December 31, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, they are redeemed by the issuer of the securities or a buyer is found outside of the auction process. Given our strong liquidity position and expected cash flows, we do not anticipate the illiquidity of our auction rate securities will materially impact our ability to fund our operations for the next twelve months.

In November 2008, we accepted a settlement offer from the investment firm that brokered the original purchases of the $41.7 million par value of auction rate securities The settlement gave us the right to sell these securities at par value to the investment firm during a two year period beginning on June 30, 2010. We intend to exercise the rights in June 2010.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows

2008 compared to 2007

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2008 was $167.6 million, as compared to $145.9 million for the year ended December 31, 2007. This $21.7 million increase in net cash provided by operating activities was principally the result of an increase in non-cash adjustments of $123.2 million, including goodwill impairment charges of $93.6 million, a long-lived assets impairment charge of $18.2 million, $12.9 million loss on investments held as of December 31, 2008, and a decrease of $12.6 million relating to excess tax benefits from stock-based compensation resulting from decreased sales by employees of stock-based awards. These non-cash increases were offset by a non-cash gain of $9.4 million related to our auction rate securities rights offering. This overall increase of $123.2 million in non-cash adjustments was offset by a decrease in net income for the corresponding periods of $88.0 million and a decrease in net changes in operating assets and liabilities of $13.4 million.

Cash flows from investing

Net cash provided by investing activities for the year ended December 31, 2008 was $5.9 million, as compared to net cash used in investing activities of $110.5 million for the year ended December 31, 2007. This $116.4 million increase in net cash provided by investing activities was principally due to a $127.5 million increase in cash provided by investments of $45.8 million from redemptions of our investment in a cash reserve fund as compared to net purchases of $81.7 million of investments in 2007, and a decrease of $1.5 million in purchases of property and equipment. This increase was offset by a $12.5 million decrease in cash paid for acquisitions during 2008.

Cash flows from financing

Net cash used in financing activities was $119.9 million for the year ended December 31, 2008, as compared to net cash provided by financing activities of $23.6 million for the year ended December 31, 2007. This $143.5 million increase in net cash used in financing activities was principally the result of $124.9 million used to repurchase our Class A common stock, a $12.6 million decrease in excess tax benefits from stock-based compensation and a reduction of $8.2 million in proceeds from the exercise of stock options.

2007 compared to 2006

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

Cash flows from investing

Net cash used in investing activities for the year ended December 31, 2007 was $110.5 million, as compared to $167.8 million for the year ended December 31, 2006. This $57.3 million decrease in net cash used in investing activities was principally due to a decrease of $209.5 million in cash paid for acquisitions, which was partially offset by $138.6 million increase in the purchase of short-term investments and a $13.6 million increase in purchases of property and equipment.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2008.

Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	$19,419	$8,576	$10,843	$—	$—
Operating lease obligations	26,418	9,284	13,926	3,208	—
Long-term debt	4,364	2,587	1,777	—	—

Total	$50,201	$20,447	$26,546	$3,208	$—

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2008 (in thousands):

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Standby letters of credit	$8,849	$8,314	$535	$—	$—

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to the consolidated financial statements for a discussion on income taxes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2006, 2007 and 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. We do not currently expect SFAS No. 141(R) to have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP FAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted SFAS No. 157 except for those items with respect to which adoption was specifically deferred under FSP FAS No. 157-2. We are currently evaluating the impact of the full adoption of FAS No. 157 on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS No. 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not currently expect FSP FAS No. 142-3 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007 and 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

Exposure to market rate risk for changes in interest rates affects the value of our investment portfolio. We have not used derivative financial instruments to hedge against such risk in our investment portfolio. We invest in securities of highly-rated issuers and follow investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, our exposure to this risk is mitigated by the relatively short-term nature of these investments. Based on a hypothetical 10% adverse movement in interest rates, our interest income on our short-term investments for the year ended December 31, 2008 would have been reduced by approximately $0.2 million. Our long-term investments in auction rate securities, or ARS, are classified as trading, with changes in fair value due to market changes in interest rates recorded in our earnings each period. Based on a hypothetical 10% adverse movement in interest rates, our interest income for the year-ended December 31, 2008 would have been reduced by approximately $0.2 million related to our ARS.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2008, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not expect that an increase or decrease of 10% in foreign exchange rate would have a material impact on our financial position.

Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, NeuStar, Inc. adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/  Ernst & Young LLP

McLean, Virginia
March 2, 2009

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$98,630	$150,829
Restricted cash	488	496
Short-term investments	100,048	10,824
Accounts receivable, net of allowance for doubtful accounts of $1,654 and $1,209, respectively	76,632	71,805
Unbilled receivables	383	830
Notes receivable	2,159	759
Prepaid expenses and other current assets	9,608	8,928
Deferred costs	8,281	8,518
Income taxes receivable	—	4,621
Deferred tax assets	13,907	11,079

Total current assets	310,136	268,689
Property and equipment, net	56,191	64,160
Goodwill	204,093	118,067
Intangible assets, net	36,851	16,594
Notes receivable, long-term	759	—
Deferred costs, long-term	3,575	3,333
Deferred tax assets, long-term	—	4,244
Long-term investments	—	40,506
Other assets	5,056	3,573

Total assets	$616,661	$519,166

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,742	$6,901
Accrued expenses	47,501	52,202
Deferred revenue	32,236	32,530
Notes payable	2,501	2,587
Capital lease obligations	3,511	7,536
Accrued restructuring reserve	413	1,867
Income taxes payable	3,254	—
Other liabilities	108	430

Total current liabilities	99,266	104,053
Deferred revenue, long-term	18,063	11,657
Notes payable, long-term	5,206	1,777
Capital lease obligations, long-term	5,717	10,156
Accrued restructuring reserve, long-term	1,793	1,589
Other liabilities, long-term	3,866	3,281
Deferred tax liability	2,215	—

Total liabilities	136,126	132,513
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; No shares issued or outstanding as of December 31, 2007 and 2008	—	—
Class A common stock, $0.001 par value; 200,000,000 shares authorized; 77,082,161 shares issued and outstanding as of December 31, 2007; 78,925,222 shares issued and outstanding as of December 31, 2008	77	79
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 4,538 shares issued and outstanding as of December 31, 2007 and 2008, respectively	—	—
Additional paid-in capital	293,785	321,528
Treasury stock, 99,286 and 4,949,771 shares, at cost, at December 31, 2007 and 2008, respectively	(3,221)	(128,403)
Accumulated other comprehensive loss	(140)	(879)
Retained earnings	190,034	194,328

Total stockholders’ equity	480,535	386,653

Total liabilities and stockholders’ equity	$616,661	$519,166

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008

Revenue:
Addressing	$103,858	$109,799	$130,736
Interoperability	56,454	61,679	64,305
Infrastructure and other	172,645	257,694	293,804

Total revenue	332,957	429,172	488,845
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	86,106	94,948	105,589
Sales and marketing	47,671	70,833	74,182
Research and development	17,639	27,381	27,527
General and administrative	34,902	48,633	58,407
Depreciation and amortization	24,016	37,731	40,582
Restructuring charges	—	—	1,691
Impairment of goodwill	—	—	93,602
Impairment of long-lived assets	—	—	18,159

	210,334	279,526	419,739

Income from operations	122,623	149,646	69,106
Other (expense) income:
Interest and other expense	(1,260)	(1,147)	(16,237)
Interest and other income	3,984	4,612	13,112

Income before minority interest and income taxes	125,347	153,111	65,981
Minority interest	(95)	—	—

Income before income taxes	125,252	153,111	65,981
Provision for income taxes	51,353	60,776	61,687

Net income	$73,899	$92,335	$4,294

Net income per share:
Basic	$1.02	$1.22	$0.06

Diluted	$0.94	$1.17	$0.06

Weighted average common shares outstanding:
Basic	72,364	75,954	74,116

Diluted	78,267	79,235	75,903

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

								Accumulated
	Class A		Class B		Additional	Deferred		Other		Total
	Common Stock		Common Stock		Paid-in	Stock	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stock	Loss	Earnings	Equity

Balance at December 31, 2005	68,151	$68	199	$—	$163,741	$(1,446)	$—	$—	$23,800	$186,163
Deferred stock compensation reclassification	—	—	—	—	(1,446)	1,446	—	—	—	—
Common stock options exercised	5,919	6	—	—	19,693	—	—	—	—	19,699
Stock-based compensation expense	—	—	—	—	11,890	—	—	—	—	11,890
Conversion of Class B common stock to Class A common stock	181	—	(181)	—	—	—	—	—	—	—
Restricted stock granted (forfeited)	100	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(22)	—	—	(22)
Excess tax benefit from stock option exercises	—	—	—	—	49,517	—	—	—	—	49,517
Net income	—	—	—	—	—	—	—	—	73,899	73,899

Balance at December 31, 2006	74,351	74	18	—	243,395	—	(22)	—	97,699	341,146
Common stock options exercised	2,493	2	—	—	14,319	—	—	—	—	14,321
Stock-based compensation expense	—	—	—	—	15,265	—	—	—	—	15,265
Conversion of Class B common stock to Class A common stock	14	—	(14)	—	—	—	—	—	—	—
Common stock issued upon vesting of phantom stock units	224	1	—	—	—	—	—	—	—	1
Common stock received for tax withholding	—	—	—	—	—	—	(3,199)	—	—	(3,199)
Excess tax benefit from stock option exercises	—	—	—	—	20,806	—	—	—	—	20,806
Net income	—	—	—	—	—	—	—	—	92,335	92,335
Other comprehensive income (loss)
Unrealized loss on short-term investments, net of tax of $247	—	—	—	—	—	—	—	(381)	—	(381)
Foreign currency translation adjustment, net of tax of $125	—	—	—	—	—	—	—	241	—	241

Comprehensive income										92,195

Balance at December 31, 2007	77,082	77	4	—	293,785	—	(3,221)	(140)	190,034	480,535
Common stock options exercised	1,613	2	—	—	6,132	—	—	—	—	6,134
Stock-based compensation expense	—	—	—	—	13,373	—	—	—	—	13,373
Restricted stock granted (forfeited)	230	—	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	—	(124,855)	—	—	(124,855)
Common stock received for tax withholding	—	—	—	—	—	—	(327)	—	—	(327)
Excess tax benefit from stock option exercises	—	—	—	—	8,238	—	—	—	—	8,238
Net income	—	—	—	—	—	—	—	—	4,294	4,294
Other comprehensive income (loss)
Unrealized gain on investments, net of tax of $237	—	—	—	—	—	—	—	364	—	364
Foreign currency translation adjustment, net of tax of $380	—	—	—	—	—	—	—	(1,103)	—	(1,103)

Comprehensive income	—	—	—	—	—	—	—	—	—	3,555

Balance at December 31, 2008	78,925	$79	4	$—	$321,528	$—	$(128,403)	$(879)	$194,328	$386,653

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2007	2008

Operating activities:
Net income	$73,899	$92,335	$4,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,016	37,731	40,582
Stock-based compensation	11,890	15,265	13,373
Amortization of deferred financing costs	5	158	182
Tax benefit from stock option exercises	(49,517)	(20,806)	(8,238)
Deferred income taxes	1,448	3,585	(3,488)
Noncash restructuring charges	—	—	1,691
Impairment of goodwill	—	—	93,602
Impairment of long-lived assets	—	—	18,159
Provision for doubtful accounts	2,041	2,601	2,387
Minority interest	95	—	—
Other-than-temporary loss on available-for-sale investments and loss on trading securities	—	—	12,905
Gain on auction rate securities rights	—	—	(9,416)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,221)	(27,743)	2,536
Unbilled receivables	5,944	427	(447)
Notes receivable	(3,838)	1,994	2,159
Prepaid expenses and other current assets	2,560	(59)	877
Deferred costs	(170)	(1,413)	5
Income tax receivable	63,219	21,699	3,618
Other assets	(411)	211	1,309
Other liabilities	—	1,119	(488)
Accounts payable and accrued expenses	6,263	7,098	2,737
Income taxes payable	—	3,254	(3,254)
Accrued restructuring reserve	(534)	(368)	(441)
Deferred revenue	1,691	8,782	(7,018)

Net cash provided by operating activities	117,380	145,870	167,626
Investing activities:
Purchases of property and equipment	(13,658)	(27,244)	(25,780)
Sales (purchases) of investments, net	56,936	(81,666)	45,830
Businesses acquired, net of cash acquired	(211,072)	(1,569)	(14,112)

Net cash (used in) provided by investing activities	(167,794)	(110,479)	5,938
Financing activities:
Release (disbursement) of restricted cash	374	(488)	(8)
Principal repayments on notes payable	(1,443)	(3,323)	(3,343)
Principal repayments on capital lease obligations	(5,998)	(4,486)	(5,721)
Proceeds from exercise of common stock options	19,699	14,321	6,134
Excess tax benefits from stock-based compensation	49,517	20,806	8,238
Repurchase of restricted stock awards	(22)	(3,199)	(327)
Repurchase of common stock	—	—	(124,855)

Net cash provided by (used in) financing activities	62,127	23,631	(119,882)
Effect of foreign exchange rates on cash and cash equivalents	—	366	(1,483)

Net increase in cash and cash equivalents	11,713	59,388	52,199
Cash and cash equivalents at beginning of year	27,529	39,242	98,630

Cash and cash equivalents at end of year	$39,242	$98,630	$150,829

Supplemental cash flow information:
Cash paid for interest	$870	$1,056	$1,417

(Refunds received) cash paid for income taxes	$(14,172)	$30,953	$65,859

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company) was incorporated as a Delaware corporation in 1998. The Company provides essential clearinghouse services to the communications industry and enterprise customers. Its customers use the databases the Company contractually maintains in its clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and it enables the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, must access the Company’s clearinghouse to properly route virtually all of their customers’ calls. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company provides domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and it also manages the authoritative directories for the .us and .biz Internet domains. The Company operates the authoritative directory for U.S. Common Short Codes part of the short messaging service relied upon by the U.S. wireless industry, and provides solutions used by mobile network operators throughout Europe to enable mobile instant messaging for their end users.

The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. While the Company remains the provider of the authoritative solution that the communications industry relies upon to meet this mandate, the Company has developed a broad range of innovative services to meet an expanded range of customer needs. The Company provides critical technology services that solve the addressing, interoperability and infrastructure needs of CSPs and enterprises. These services are now used by CSPs and enterprises to manage a range of their technical and operating requirements, including:

•	Addressing. The Company enables CSPs and enterprises to use critical, shared addressing resources, such as telephone numbers, Internet top-level domain names, and U.S. Common Short Codes.

•	Interoperability. The Company enables CSPs to exchange and share critical operating data so that communications originating on one provider’s network can be delivered and received on the network of another CSP. The Company also facilitates order management and work flow processing among CSPs.

•	Infrastructure and Other. The Company enables CSPs to more efficiently manage their networks by centrally managing certain critical data they use to route communications over their own networks.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, as amended by Statement of Financial Accounting Standards (SFAS) No. 94, Consolidation of all Majority-Owned Subsidiaries. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. Minority interest is recorded in the statement of operations for the share of income or loss allocated to minority stockholders to the extent that the minority stockholder’s investment in the subsidiary does not fall below zero. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. For those investments in entities where the Company has significant

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity method of accounting pursuant to Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company does not have any variable interest entities or investments accounted for under the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets, the identification and quantification of income tax liabilities due to uncertain tax positions, restructuring liabilities, valuation of investments, recoverability of intangible assets, other long-lived assets and goodwill, and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

The annual goodwill impairment test, any required interim goodwill impairment test and the related determination of the fair value of reporting units and intangible assets each involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used to determine fair value include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for the Company’s Next Generation Messaging (NGM) reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions and estimates.

In 2008, the Company recorded two goodwill impairment charges for its NGM reporting unit. Late in the first quarter of 2008, there were changes in the market and identified customer-related events that caused the Company to change certain of its assumptions underlying the financial forecast relating to NGM, most notably its assumptions about end-user adoption rates. Projections of future cash flows for the NGM business are particularly sensitive to these assumptions. As a result, when the events of the first quarter caused the Company to reduce its projections relating to the rate at which new end users would begin using mobile instant messaging, those changed assumptions had a dramatic impact on the financial forecast for that business and the estimated fair value of the NGM business. As a result, the Company recorded a $29.0 million impairment charge in the first quarter of the 2008 fiscal year.

In the fourth quarter of 2008, in response to lower than anticipated adoption rates and the resulting underperformance of the NGM business, as well as the manner in which the mobile data market had evolved and was evolving, we added new leadership and conducted a strategic evaluation of the NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant messaging market. During the course of this evaluation, the Company conducted a thorough review of the NGM business, including its experience in the mobile instant messaging market since the acquisition of Followap Inc. in November 2006, the current state of the mobile instant messaging market and related markets, the performance of the Company’s competitors for these services and consumer demand. Following this evaluation, the Company decided to change the direction of its NGM business to offer enhanced end user experiences, faster deployments, and greater operator control, all of which would be delivered from a common infrastructure. Associated with this decision, the Company

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

began to realign the NGM organization, and announced a restructuring plan in December 2008 to leverage its existing operational resources to support the NGM initiatives. In addition, consistent with the new strategic direction, the Company began development of a new technology platform that would serve as the common infrastructure for each of its NGM customers. This repositioning of the NGM business will result in a delay in market penetration and delayed growth in end user adoption rates. At the same time, the NGM business will require continued investment and will continue to experience net cash outflows until that market penetration and growth occurs. The revisions to the financial forecast to reflect this new strategic direction resulted in a decline in the estimated fair value of the NGM business. As a result, the Company recorded an additional goodwill impairment charge of $64.6 million in the fourth quarter of 2008 (see Note 7).

The key assumptions used in the Company’s annual goodwill impairment test to determine the fair value of its NGM reporting unit included: (a) cash flow projections which include growth assumptions for forecasted revenue and expenses; (b) a terminal multiple of 7.5 times used to determine the expected proceeds resulting from the sale of its NGM reporting unit at the end of the cash flow projection period (c) a discount rate of 45%, which was based upon its NGM reporting unit’s weighted cost of capital adjusted for the risks associated with the operations at the time of the annual goodwill impairment test; (d) selection of comparable companies and transactions used in the market approach; and (e) assumptions in weighting the results of the discounted cash flow approach, income approach and market approach valuation techniques. A variance in the discount rate could have a significant effect on the amount of the goodwill impairment charge recorded.

The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company’s control, that could cause actual results to differ from the Company’s estimates, including further delays from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users and unforeseen changes in the market. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an additional impairment charge. Such a charge could have a material effect on the Company’s consolidated financial position because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet. As of December 31, 2008, the Company had $95.7 million and $22.3 million, respectively, in goodwill for its Clearinghouse reporting unit and its NGM reporting unit, subject to future impairment tests.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2007, the Company believes the carrying value of its long-term notes receivable approximates fair value as the interest rates approximate a market rate. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2007 and 2008, the Company believes the carrying amount of its long-term debt approximates its fair value since the fixed and variable interest rates of the debt approximate a market rate. The Company determines the fair values of its long-term investments using discounted cash flow models (see Note 5). The Company has a right to sell its auction rate securities, beginning in June 2010, to the investment firm that brokered the original purchases. The carrying value of the Company’s auction rate securities rights is based on the estimated discounted cash flow of the associated auction rate securities. As permitted under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS No. 159), the Company elected fair value measurement for the auction rate securities rights.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents. Supplemental non-cash information to the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Fixed assets acquired through capital leases	$5,154	$5,597	$14,150
Fixed assets acquired through notes payable	—	10,049	—
Accounts payable incurred to purchase fixed assets	85	345	294

Restricted Cash

At December 31, 2007 and 2008, approximately $488,000 and $496,000, respectively, of cash was held with a local bank in the form of a bank guarantee as security for the Company’s performance under a noncancelable operating lease agreement and was classified as restricted cash on the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company’s cash and short-term investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.

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

Investments

The Company’s investments classified as available-for-sale and are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other expense. The cost of available-for-sale short-term investments sold is based on the specific identification method for the years ended December 31, 2006, and 2007. Because of other-than-temporary charges related to short-term investments recognized in earnings during 2008, the cost of securities sold during 2008 is reduced by a pro-rata allocation of any other-than-temporary loss previously recognized as a charge to earnings. Interest and dividends on these securities is included in interest and other income.

The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments when it is considered probable that all contractual terms of the investment will be satisfied, which are primarily due to changes in market demand and not because of increased credit risk, and which the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not recognized as an other-than temporary charge in earnings.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments classified as trading are carried at estimated fair value as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported in other (expense) income. At December 31, 2008, the Company classified its auction rate securities as trading pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in the fair value of these securities recorded in earnings (see Note 3). Interest and dividends on these securities is included in interest and other income.

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with North American Portability Management LLC, the Company bills a Revenue Recovery Collections (RRC) fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. Beginning July 1, 2005, the RRC fee was 1% of monthly billings. On July 1, 2008 the RRC fee was reduced to 0.75%. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient, the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $3.6 million and $3.3 million are included in accrued expenses as of December 31, 2007 and 2008, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $1.7 million and $1.2 million as of December 31, 2007 and 2008, respectively. Bad debt expense amounted to $2.0 million, $2.6 million and $2.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Amortization expense of capital leased assets is included in depreciation and amortization expense in the consolidated statements of operations. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Impairments of long-lived assets are determined in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS No. 144).

The Company capitalizes software development and acquisition costs in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2007 and 2008, the Company capitalized costs related to internal use software of $11.0 million and $15.9 million, respectively. Amortization expense related to internal use

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software for the years ended December 31, 2006, 2007 and 2008 was $5.8 million, $9.2 million and $10.1 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill is required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of the Company’s annual impairment test, the Company has identified and assigned goodwill to two reporting units, Clearinghouse and NGM.

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In 2008, the Company recorded goodwill impairment charges of $93.6 million related to its NGM reporting unit (see Note 7). There were no impairment charges related to the Company’s Clearinghouse reporting unit in the year ended December 31, 2008. There were no impairment charges recognized during the years ended December 31, 2006 and 2007.

Identifiable Intangible Assets

Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are reviewed for impairment in accordance with SFAS No. 144. In 2008, the Company recorded an intangible asset impairment of $12.9 million related to its NGM reporting unit (see Note 7).

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the interim and annual goodwill impairment tests of the NGM reporting unit in the first and fourth quarters of 2008, the Company performed a recoverability test of the long-lived assets of its NGM reporting unit. For purposes of recognition and measurement of an impairment, the Company determined that the lowest level of identifiable cash flows is at the NGM reporting unit level. This asset grouping at the NGM reporting unit level was determined as the NGM long-lived assets do not have identifiable cash flows that are independent of the cash flows of other NGM assets and liabilities.

The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying amount as of March 31, 2008 and no asset impairment charge was recognized at such time. The Company determined that the undiscounted cash flows of the NGM asset group were below the carrying amount as of October 1, 2008, and an impairment of long-lived assets charge of $18.2 million was recognized during the fourth quarter of 2008 in the consolidated statements of operations (see Notes 7 and 8).

Revenue Recognition

The Company provides essential clearinghouse services to the communications industry and enterprises that address their addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. The Company provides the following services pursuant to various private commercial and government contracts.

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

The Company generates revenue through internal and external managed domain name services. The Company’s revenue consists of customer set-up fees, monthly recurring fees and per transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide its managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per transaction rate. Each month the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per transaction basis as services are provided. The Company also generates revenue from one-time project fees, which are recognized over the contract terms. The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.

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

Significant Contracts

The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States. The Company recognizes revenue under its contracts with North American Portability Management LLC primarily on a per transaction basis. The aggregate fees for transactions processed under these contracts are determined by the total number of transactions, and these fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission (FCC). Under the Company’s contracts, the Company also bills a RRC fee equal to a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges. The amount of revenue derived under the Company’s contracts with North American Portability Management LLC was approximately $249.3 million, $301.8 million and $331.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Prior to 2007, the per transaction pricing under these contracts provided for annual volume-based credits that were earned on all transactions in excess of the pre-determined annual volume threshold. For 2006, the maximum aggregate volume-based credit was $7.5 million, which was applied via a reduction in per transaction pricing once the pre-determined annual volume threshold was surpassed. When the aggregate credit was fully satisfied, the per transaction pricing was restored to the prevailing contractual rate. In 2006, the predetermined annual transaction volume threshold under these contracts was exceeded, which resulted in the issuance of $7.5 million of volume-based credits. In September 2006, the Company amended its contracts with North American Portability Management LLC. Under these amended terms, no volume-based credits were applied in 2007 and none will be applied in later fiscal periods. For 2007, pricing was $0.91 per transaction regardless of transaction volume. Beginning January 1, 2008, per transaction pricing is derived on a straight-line basis using an effective rate calculation based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the per transaction price is equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the per transaction price is equal to a flat rate of $0.75 per transaction. For the year ended December 31, 2008, the weighted average per transaction price was $0.86.

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

Research and Development

The Company expenses its research and development costs as incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, consulting fees, and the costs of facilities, computer and support services used in service and technology development.

Advertising

The Company expenses advertising as incurred. Advertising expense was approximately $1.1 million, $2.7 million and $3.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

In accordance with FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, the Company elected to adopt the alternative method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R), as provided in this FASB Staff Position. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the years ended December 31, 2006, 2007 and 2008, the Company included $49.5 million, $20.8 million and $8.2 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

Basic and Diluted Net Income per Common Share

Net income per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Unvested restricted stock and performance vested restricted stock units (“PVRSU”) are excluded from the computation of basic net income per common share because the shares have not yet been earned by the shareholder. Stock options are also excluded since they are not considered outstanding shares. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a foreign currency translation adjustment and reported as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other expense in the consolidated statement of operations.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive loss, which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive loss in the consolidated statement of stockholders’ equity. Comprehensive income was approximately $92.2 million and $3.6 million for the years ended December 31, 2007 and 2008, respectively. There were no material differences between net income and comprehensive net income for the year ended December 31, 2006.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2008. Early adoption of this standard is prohibited. The Company does not currently expect SFAS No. 141(R) to have a material impact on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP FAS No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has adopted SFAS No. 157 except for those items specifically deferred under FSP FAS No. 157-2. The Company is currently evaluating the impact of the full adoption of FAS No. 157 on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS No. 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect FSP FAS No. 142-3 to have a material impact on its consolidated financial statements.

3.	INVESTMENTS

A summary of the Company’s available-for-sale securities as of December 31, 2008 and 2007 is as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Cash reserve fund	$10,824	$—	$—	$10,824

	December 31, 2007
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Cash reserve fund	$49,851	$—	$(628)	$49,223
Auction rate securities	50,825	—	—	50,825

	$100,676	$—	$(628)	$100,048

In December 2007, the Company was advised that a cash reserve fund, classified as available-for-sale investment would be closed to new investments and immediate redemptions, and that there had been a one percent decline in the net asset value of the fund. During the year ended December 31, 2008, $35.4 million was redeemed from this fund and the Company recognized losses from redemptions of $0.9 million.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has evaluated its investment in the cash reserve fund to determine whether any unrealized losses represent an other-than-temporary impairment. Based upon the Company’s assessments, the Company recorded a $2.7 million charge to earnings during the year ended December 31, 2008 to recognize unrealized losses on its investment in the cash reserve fund as other-than-temporary impairment charges. The Company has reduced the amortized cost for this investment by the amount of the other-than-temporary impairment charges. The new amortized cost basis will not be increased for subsequent recoveries in fair value. Future increases or decreases in fair value, if determined not to be other-than-temporary, will be recorded in accumulated other comprehensive income or loss. If a further decline in fair value occurs that is considered to be other-than-temporary, the Company will record an additional loss in the period when the subsequent impairment becomes apparent. As of December 31, 2008, the Company has approximately $10.8 million invested in this fund. During the year ended December 31, 2008, there were $2.3 million of losses included in earnings attributable to the unrealized losses related to these securities held at December 31, 2008. The fund currently has a projected schedule that will result in approximately 90 to 95 percent of the fund being redeemed in 2009.

As of December 31, 2008, the Company had long-term investments with an original par value of $41.7 million and an estimated fair value of $31.1 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 38 years. As a result of current negative conditions in the global credit markets, auctions for the $31.1 million investment in these securities have failed to settle and may continue to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers redeem the securities or a buyer is found outside of the auction process. As a result, the Company has classified these investments as non-current in its December 31, 2008 consolidated balance sheets.

In November 2008, the Company accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $41.7 million par value of ARS, which will provide the Company with a right to sell these securities at par value to the investment firm during a two year period beginning June 30, 2010. Because the settlement agreement is a legally enforceable firm commitment, the rights are recognized as a financial asset at fair value in the Company’s consolidated balance sheet at December 31, 2008, and accounted for separately from the associated securities as a long-term investment. The Company elected to measure the rights at their fair value pursuant to SFAS No. 159 and classify the associated ARS as trading pursuant to SFAS No. 115. SFAS No. 115 requires changes in the fair value of trading securities to be recorded in current period earnings, which the Company believes will substantially offset changes in the fair value of the rights, subject to the continued expected performance by the investment firm of its obligations under the ARS rights offering. As a result, the Company reclassified the ARS from available-to-sale securities to trading securities in the fourth quarter of 2008 and because the Company does not intend to hold the associated ARS until recovery or maturity, the Company recorded $9.0 million in losses in the fourth quarter of 2008 to record the decrease in the market value of the ARS. The ARS rights of $9.4 million and related ARS of $31.1 million are classified as long-term investments in the consolidated balance sheets. The Company recorded $10.6 million in charges to earnings during year ended December 31, 2008 to recognize losses on these ARS investments and a $9.4 million gain to earnings during the year ended December 31, 2008 related to the ARS rights.

4.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As provided by FSP FAS 157-2, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total

Cash reserve fund — available-for-sale securities (short-term investments)	—	—	$10,824	$10,824
Auction rate securities — trading securities (long-term investments)	—	—	$31,090	$31,090
Auction rate securities rights (long-term investments)	—	—	$9,416	$9,416
Marketable securities(1)	$268	—	—	$268
Deferred compensation liability(2)	$284	—	—	$284

(1)	In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the Plan) to provide directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets (see Note 19).

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities (see Note 19).

The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Cash Reserve	Auction Rate	ARS
	Fund	Securities	Rights

Balance on January 1, 2008	$—	$—	$—
Transfers in and/or (out) of Level 3	49,851	50,825	—
Total (losses) gains realized / unrealized included in earnings	(3,623)	(10,635)	9,416
Total unrealized losses included in other comprehensive loss	—	—	—
Purchases, sales, issuances and settlements, net	(35,404)	(9,100)	—

Balance on December 31, 2008	$10,824	$31,090	$9,416

The fair value of the Level 3 cash reserve fund asset is primarily determined using pricing models that utilize recent trades for securities in active markets, dealer quotes for those securities considered to be inactive, and assumptions surrounding contractual terms, maturity and liquidity.

The valuation technique used to measure fair value for the Level 3 auction rate securities asset is the average of the values obtained using the discounted cash flow and market comparables method. The discounted cash flow

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation method involves management’s judgment and assumptions regarding discount rates, coupon rates, and estimated maturity for each of the ARS. The market comparables valuation method involves management’s judgment regarding the selection of comparable transactions in a secondary market.

As described in Note 3, the Company accepted a settlement offer in the form of a rights offering from its investment firm which will provide the Company with the right to sell the ARS at par to the investment firm during a two year period beginning June 30, 2010. Since the settlement is a legally enforceable firm commitment, the rights are recognized as a financial asset at its fair value of $9.4 million in the Company’s consolidated balance sheet as of December 31, 2008, and are accounted for separately from the associated ARS. Changes in the fair value of the rights are recognized in current period earnings. The Company has elected to measure the rights at fair value pursuant to SFAS No. 159, and subsequent changes in fair value will also be recognized in earnings. The valuation technique used to measure fair value of the rights is the discounted cash flow method, which involves judgment and assumptions surrounding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to settle its obligation in accordance with ARS rights offering.

For the year ended December 31, 2008, the Company recorded $12.9 million of losses in interest and other expense and $9.4 million of gains in interest and other income attributable to the unrealized losses and gains related to Level 3 assets held at December 31, 2008.

5.	ACQUISITIONS

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

UltraDNS Corporation

On April 21, 2006, the Company acquired UltraDNS Corporation for $61.8 million in cash and acquisition costs of $0.8 million. The acquisition further expanded the Company’s domain name services and its Internet protocol technologies. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Of the total cash consideration, approximately $6.1 million was distributed to an escrow account for indemnification claims as set forth in the acquisition agreement. Funds remaining in the account were distributed to the former stockholders of UltraDNS in accordance with the acquisition agreement following the first anniversary of the acquisition.

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

Followap Inc.

On November 27, 2006, the Company acquired Followap Inc. (Followap) for $139.0 million in cash and acquisition costs of $1.8 million along with the assumption and payment of certain Followap debt and other liabilities of $5.6 million. Followap is a leading provider of next-generation communications solutions for network operators, delivering interoperability between operators and Internet portals in five different functional areas, which are instant messaging, presence, multimedia gateways, inter-carrier messaging hubs, and services for handset clients. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Followap have been included in the accompanying consolidated statements of operations since the date of acquisition.

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

Of the total purchase price, $0.2 million has been allocated to net tangible liabilities assumed and $30.6 million has been allocated to definite-lived intangible assets acquired. The income approach, which includes an analysis of cash flows and the risks associated with achieving such cash flows, was the primary technique utilized in valuing the identifiable intangible assets. The $30.6 million of definite lived intangible assets acquired consists of the value

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned to Followap’s customer relationships of $20.8 million and acquired technology of $9.8 million. The Company is amortizing the value of the Followap customer relationships using an accelerated basis over five years and the value of the acquired technology on a straight-line basis over 3 years.

As a result of the Followap acquisition, the Company recorded net deferred tax liabilities of $0.6 million in purchase accounting. This balance is comprised of $11.2 million of deferred tax assets primarily related to federal and state net operating losses. These deferred tax assets were offset by $11.8 million in deferred tax liabilities resulting from the related intangibles identified from the acquisition. Of the total purchase price, approximately $115.9 million has been allocated to goodwill and is reported in the Company’s NGM reporting unit. During 2008, the Company recorded impairment charges to write down the carrying value of the NGM reporting unit’s goodwill and long-lived assets (see Note 7). Goodwill is not deductible for tax purposes.

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

Year Ended
December 31, 2006
(In thousands, except
per share data)
(unaudited)

Total revenue	$344,236
Net income	$57,201
Net income attributable to common stockholders per common share:
Basic	$0.79
Diluted	$0.73

I-View.com

On January 8, 2007, the Company acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expanded the Company’s enterprise Domain Name Services (DNS) services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of MetaInfo have been included within the Clearinghouse Segment in the Company’s consolidated statements of operations since the date of acquisition. Of the total purchase price, an estimate of $0.1 million was allocated to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer intangibles and acquired technology. The Company is amortizing the value of the customer intangibles in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.

Webmetrics, Inc.

On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded the Company’s Internet and infrastructure

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Webmetrics have been included within the Clearinghouse Segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, an estimate of $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.

The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period that indicates that such a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation. In 2008, the Company recorded a $1.2 million purchase price adjustment to goodwill as a result of payment of earn-out consideration in accordance with the purchase agreement.

6.	DEFERRED FINANCING COSTS

During 2006 and 2008, the Company did not pay any loan origination fees. In 2007, the Company paid $862,000 of loan origination fees related to its new credit facility. Total amortization expense was approximately $7,000, $158,000 and $182,000 for the years ended December 31, 2006, 2007 and 2008, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2007 and 2008, the balance of unamortized deferred financing fees was $704,000 and $522,000, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests its goodwill for impairment on an annual basis on October 1st of each year. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For purposes of the Company’s impairment test in 2007 and 2008, the Company has identified and assigned goodwill to two reporting units, Clearinghouse and NGM. The Company operated in a single reportable segment, Clearinghouse, for the year ended December 31, 2006. The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	Clearinghouse	NGM	Total

Balance at December 31, 2006	$86,190	$119,665	$205,855
Goodwill acquired	1,328	—	1,328
Purchase price adjustments	630	(3,720)	(3,090)
Impairment charges	—	—	—

Balance at December 31, 2007	88,148	115,945	204,093
Goodwill acquired	6,379	—	6,379
Purchase price adjustments	1,197	—	1,197
Impairment charges	—	(93,602)	(93,602)

Balance at December 31, 2008	$95,724	$22,343	$118,067

In January 2007 and 2008, the Company recorded $1.3 million and $6.4 million of goodwill related to its acquisitions of MetaInfo and Webmetrics, respectively. During 2007, the Company recorded purchase price adjustments related to its 2006 acquisitions of UltraDNS, NeuLevel and Followap. The adjustments for UltraDNS

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and NeuLevel increased goodwill by $0.6 million. The adjustments for Followap reduced the amounts recorded to goodwill by $3.7 million. In connection with its 2008 acquisition of Webmetrics, the Company recorded an increase of goodwill of as a result of payment of $1.2 million earn-out consideration in accordance with the purchase agreement.

In 2008, changes to the Company’s key assumptions in determining the fair value of its NGM reporting unit resulted in two goodwill impairment charges for a total of $93.6 million. Late in the first quarter of 2008, NGM experienced certain changes in market conditions and customer-related events that caused NGM to revise its business forecast, triggering the Company to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the reporting unit was less than its net book value. As such, the Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $29.0 million in the first quarter of 2008.

In the fourth quarter of 2008, in response to lower than anticipated adoption rates and the resulting underperformance of the NGM business, as well as the manner in which the mobile data market had evolved and was evolving, the Company added new leadership and conducted a strategic evaluation of the NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant messaging market. Associated with the Company’s strategic re-assessment and due to the underperformance in the NGM business, certain key assumptions and estimates regarding the NGM business had fundamentally changed, resulting in a new business forecast for its NGM business which was used in connection with the annual goodwill impairment test. First, the Company compared the fair value of the NGM’s reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the estimated fair value of the reporting unit was less than its net book value as of the annual impairment test date. As such, the Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $64.6 million in the fourth quarter of 2008.

These goodwill impairment charges have been recorded in Impairment of Goodwill in the consolidated statements of operations.

Intangible Assets

The Company’s long-lived assets, excluding goodwill, include: intangible assets, equipment, leasehold improvements and furniture and fixtures. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount is not recoverable from its undiscounted cash flows.

During the fourth quarter of 2008, the Company made the determination that its strategic decision to reposition the NGM business and the resulting change in its projected results served as an indicator of impairment for long-lived assets in the NGM business reporting unit. In accordance with SFAS No. 144, the Company performed an impairment analysis of its NGM reporting unit’s long-lived assets and concluded that the carrying amount of the NGM asset group exceeded the estimated future undiscounted cash flows of the NGM asset group. The Company performed a recoverability test, determined that the fair value of these long-lived assets was less than the carrying value, and recorded a total impairment charge of $18.2 million in the fourth quarter of 2008, consisting of a charge of $12.9 million to write down the carrying value of the NGM reporting unit’s intangible assets and a charge of $5.3 million to write down the carrying value of the NGM reporting unit’s property and equipment (see Note 8). The NGM intangible assets impairment charge of $12.9 million includes a $10.9 million impairment charge related to

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer lists and relationships and a $2.0 million impairment charge related to acquired technology. The valuation techniques utilized by the Company in its fair value estimates primarily included the discounted cash flow method and the relief from royalty method.

There were no asset impairment charges recognized in the years ended December 31, 2006 and 2007.

Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,		Period
	2007	2008	(in years)

Intangible assets:
Customer lists and relationships	$43,740	$36,659	5.6
Accumulated amortization	(15,463)	(24,196)

Customer lists and relationships, net	28,277	12,463

Acquired technology	17,068	17,744	3.3
Accumulated amortization	(8,581)	(13,633)

Acquired technology, net	8,487	4,111

Trade name	200	200	3.0
Accumulated amortization	(113)	(180)

Trade name, net	87	20

Intangible assets, net	$36,851	$16,594

Amortization expense related to intangible assets for the years ended December 31, 2006, 2007 and 2008 of approximately $6.2 million, $14.9 million and $13.9 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be approximately $7.8 million, $4.7 million, $2.4 million, $1.5 million and $0.2 million, respectively.

8.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2008

Computer hardware	$51,188	$68,955
Equipment	1,891	2,142
Furniture and fixtures	2,377	2,729
Leasehold improvements	15,850	20,321
Construction in-progress	7,748	7,690
Capitalized software	39,463	46,954

	118,517	148,791
Accumulated depreciation and amortization	(62,326)	(84,631)

Property and equipment, net	$56,191	$64,160

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company entered into capital lease obligations of $5.6 million and $14.2 million for the years ended December 31, 2007 and 2008, respectively, primarily for computer hardware.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2006, 2007 and 2008 was $17.8 million, $22.8 million and $26.7 million, respectively.

In the fourth quarter of 2008, the Company recorded a $5.3 million impairment charge to write down the carrying value of property and equipment of its NGM reporting unit (see Note 7).

9.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2008

Accrued compensation	$27,967	$28,555
RRC reserve	3,624	3,295
Other	15,910	20,352

	$47,501	$52,202

10.	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2007	2008

Promissory note payable to vendor; principal and interest payable quarterly at 6.31% per annum with a maturity date of April 1, 2008; secured by the equipment financed	$35	$—
Promissory note payable to vendor; principal and interest payable quarterly at 5.58% per annum with a maturity date of April 1, 2010; secured by the equipment financed	804	459
Promissory note payable to vendor; non-interest bearing, principal payable quarterly with a maturity date of April 1, 2010; secured by the equipment financed	6,868	3,905

	7,707	4,364
Less: current portion	(2,501)	(2,587)

Notes payable, long-term	$5,206	$1,777

As of December 31, 2008, remaining principal payments under promissory notes payable are as follows (in thousands):

2009	$2,587
2010	1,777

Total	$4,364

Revolving Credit Facility

On February 6, 2007, the Company entered into a credit agreement that provides for a revolving credit facility in an aggregate principal amount of up to $100 million (Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

base rate plus a spread ranging from 0.0% to 0.25%, with such spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated EBITDA. The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2007 and 2008, but available borrowings were reduced by outstanding letters of credit of $10.1 million and $8.8 million, respectively.

The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2007 Credit Facility requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the years ended December 31, 2007 and 2008, the Company was in compliance with these covenants.

11.	COMMITMENTS and CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations (in thousands):

2009	$8,576
2010	7,600
2011	3,213
2012	30

Total minimum lease payments	19,419
Less: amounts representing interest	(1,727)

Present value of minimum lease payments	17,692
Less: current portion	(7,536)

Capital lease obligation, long-term	$10,156

The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2007	2008

Equipment and hardware	$24,107	$35,856
Furniture and fixtures	334	334

Subtotal	24,441	36,190
Less: accumulated amortization	(15,337)	(20,717)

Net capitalized leases	$9,104	$15,473

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2017 and generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2008, are as follows (in thousands):

2009	$9,284
2010	7,053
2011	3,899
2012	2,974
2013	1,777
Thereafter	1,431

$26,418

Rent expense was $4.6 million, $6.7 million and $7.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.

12.	RESTRUCTURING CHARGES

At December 31, 2007 and 2008, the accrued liability associated with restructuring and other related charges was $2.2 million and $3.5 million, respectively. The accrued restructuring liability relating to the Company’s Clearinghouse lease and facilities exit costs, was $2.2 million and $1.8 million at December 31, 2007 and 2008, respectively. The Company paid approximately $534,000, $368,000 and $441,000, in the years ended December 31, 2006, 2007 and 2008, related to the Clearinghouse restructuring. Amounts related to the lease termination due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.

During the fourth quarter of 2008, management committed to and implemented a restructuring plan for the NGM business to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved the reduction in and closure in the fourth quarter of 2008 of specific leased facilities in some of the Company’s international locations. The restructuring plan will also result in the elimination of employee positions through the end of the second quarter of 2009. The Company has recorded severance and related costs of $1.2 million, and lease and facilities exit costs of $0.5 million, in the fourth quarter of 2008. The Company has not made any cash payments or recorded adjustments to the NGM restructuring estimates during 2008. Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2012.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Interest and other expense	$1,260	$1,147	$1,979
Impairments and realized losses cash reserve fund	—	—	3,623
Impairments and realized losses action rate securities	—	—	10,635

Total interest and other expense	$1,260	$1,147	$16,237

Interest income	$3,984	$4,612	$3,696
Gain on auction rate securities rights	—	—	9,416

Total interest and other income	$3,984	$4,612	$13,112

14.	INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current:
Federal	$50,054	$47,478	$53,555
State	9,129	10,837	10,319

Total current	59,183	58,315	63,874

Deferred:
Federal	(6,585)	2,572	(1,355)
State	(1,245)	(111)	(832)

Total deferred	(7,830)	2,461	(2,187)

Total provision for income taxes	$51,353	$60,776	$61,687

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2006	2007	2008

Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	4.0	4.6	9.3
Impairment of goodwill	0.0	0.0	49.7
Other	2.0	(0.1)	(2.2)
Change in valuation allowance	0.0	0.2	1.7

Effective tax rate	41.0%	39.7%	93.5%

The Company’s annual effective tax rate increased to 93.5% for the year ended December 31, 2008 from 39.7% for the year ended December 31, 2007 due primarily to the impact of the $93.6 million non-cash impairment charge related to the impairment of goodwill, which is not deductible for tax purposes. The annual effective tax rate for the year ended December 31, 2008 also includes the impact of approximately $1.3 million related to gains from the reduction of reserves associated with uncertain tax positions.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $49.5 million, $20.8 million and $8.2 million for the years ended December 31, 2006, 2007 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2007	2008

Deferred tax assets:
Domestic NOL carryforwards	$17,379	$10,525
Foreign NOL carryforwards	760	633
Restructuring accrual	908	952
Deferred revenue	7,436	6,998
Accrued compensation	1,350	1,058
Stock-based compensation expense	6,320	9,532
Other reserves	16	92
Unrealized losses on investments	—	5,212
Realized losses on investments	—	353
Other	2,591	2,374

Total deferred tax assets	36,760	37,729
Valuation allowance	(1,787)	(2,864)

Total deferred tax assets, net	34,973	34,865

Deferred tax liabilities:
Unbilled receivables	(151)	(324)
Depreciation and amortization	(4,968)	(7,341)
Identifiable intangibles	(14,148)	(3,894)
Deferred expenses	(3,815)	(4,174)
Unrealized gains on investments	—	(3,675)
Other	(199)	(134)

Total deferred tax liabilities	(23,281)	(19,542)

Net deferred tax assets	$11,692	$15,323

As of December 31, 2008, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $24.9 million which expire, if unused, in various years from 2022 to 2027. As of December 31, 2008, the Company had foreign net operating loss carryforwards of approximately $3.5 million, $3.4 million of which can be carried forward indefinitely under current local tax laws and $0.1 million which expire, if unused, in years beginning 2016.

As of December 31, 2008, the approximate amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $7.5 million. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and determination of the amount of such taxes is not practicable.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $2.2 million of unrecognized tax benefits on a gross basis or $0.8 million on a tax effected basis. At December 31, 2008, the Company had unrecognized tax benefits of $1.1 million on a tax effected basis, of which $0.6 million would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits since the date of adoption resulted from the following (in thousands):

Balance at January 1, 2007	$825
Increase related to tax positions of prior years	1,215
Other	(70)

Balance at December 31, 2007	1,970
Increase related to current year tax positions	75
Increase related to prior year tax positions	329
Reductions for prior year tax positions	(1,320)

Balance at December 31, 2008	$1,054

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2007 and 2008, the Company recognized interest of $220,000 and $78,000, respectively. As of December 31, 2007 and 2008, there was approximately $220,000 and $80,000, respectively, of accrued interest related to uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the year ended December 31, 2008 accrued interest decreased by $218,000 due to the expiration of certain statutes of limitations.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (“IRS”) has initiated an examination of the Company’s federal income tax returns for the years 2005 and 2006. It is anticipated that the examination will be completed within the next twelve months. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months due to the expiration of certain statutes of limitations.

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2007 and 2008, there are no preferred stock shares issued or outstanding.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.001 par value per share and 100,000,000 shares of Class B common stock, $0.001 par value per share. Each holder of Class A and Class B common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of preferred stock outstanding at the time, the

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of Class A and Class B common stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Company’s board of directors may from time to time determine.

Stock-Based Compensation

The Company has two stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). Under the 1999 Plan, the Company had the ability to grant to its directors, employees and consultants stock or stock-based awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance share units, shares of restricted common stock, phantom stock units and other stock-based awards. In May 2005, the Company’s board of directors adopted the 2005 Plan, which was approved by the Company’s stockholders in June 2005. In connection with the adoption of the 2005 Plan, the Company’s board of directors amended the 1999 Plan to provide that no further awards would be granted under the 1999 Plan as of the date stockholder approval for the 2005 Plan was obtained. All shares available for grant as of that date, plus any other shares under the 1999 Plan that again become available due to forfeiture, expiration, settlement in cash or other termination of awards without issuance, will be available for grant under the 2005 Plan. Under the 2005 Plan, the Company may grant to its directors, employees and consultants awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus any shares available for issuance under the 1999 Plan. As of December 31, 2008, 3,435,074 shares were available for grant or award under the 2005 Plan.

The term of any stock option granted under the 1999 Plan or the 2005 Plan may not exceed ten years. The exercise price per share for options granted under these Plans may not be less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of directors determines the vesting of the options, with a maximum vesting period of ten years. Options issued generally vest with respect to 25% of the shares on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire seven to ten years from the date of issuance and are forfeitable upon termination of an option holder’s service.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006, 2007 and 2008 was $11.9 million, $15.3 million and $13.4 million, respectively. As of December 31, 2008, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested performance vested restricted stock units granted prior to that date is estimated at $23.7 million, which the Company expects to recognize over a weighted average period of approximately 1.9 years. Total unrecognized compensation expense as of December 31, 2008 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested performance vested restricted stock units, and may be increased or decreased in future periods for subsequent grants or forfeitures.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average fair value of options at the date of grant for options granted during the years ended December 31, 2006, 2007 and 2008 was $12.24, $11.60 and $8.24, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the years ended December 31, 2006, 2007 and 2008, and a discussion of the Company’s assumptions.

	Year Ended December 31,
	2006	2007	2008

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	38.56%	33.27%	36.46%
Risk-free interest rate	4.68%	4.39%	2.57%
Expected life of options (in years)	4.56	4.59	4.37

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data since its initial public offering in June 2005, the Company considered the implied volatility and historical volatility of its stock price in determining its expected volatility.

Risk-free interest rate — The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant.

Expected life of the options — The expected term is the period of time that the options granted are expected to remain outstanding. For grants subsequent to January 1, 2008, the Company has estimated the expected life using the midpoint method which assumes that all vested, outstanding options are settled halfway between the date of analysis and the expiration date. The expected term of new option grants is derived from the weighted average of the time-to-settlement from grant on historically settled options and the midpoint of the remaining contractual life of the unexercised options. The expected term for grants prior to January 1, 2008 was derived from the average midpoint between the weighted average vesting period and the contractual term as described in the SEC’s Staff Accounting Bulletin No. 110.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes the Company’s stock option activity:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2005	12,621,553	$4.81
Options granted	1,547,200	31.10
Options exercised	(5,919,098)	3.33
Options forfeited	(332,927)	10.26

Outstanding at December 31, 2006	7,916,728	10.83
Options granted	932,030	32.78
Options exercised	(2,492,811)	5.75
Options forfeited	(687,446)	21.14

Outstanding at December 31, 2007	5,668,501	15.42
Options granted	1,400,840	25.21
Options exercised	(1,612,596)	3.80
Options forfeited	(796,180)	28.49

Outstanding at December 31, 2008	4,660,565	20.15

Exercisable at December 31, 2008	2,782,015	15.27

Exercisable at December 31, 2007	3,501,651	8.54

Exercisable at December 31, 2006	4,382,608	3.86

The following table summarizes information regarding options outstanding at December 31, 2008:

			Weighted-
	Options Outstanding		Average	Options Exercisable
	Number	Weighted-	Remaining	Number	Weighted-
	of	Average	Contractual	of	Average
	Options	Exercise	Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(in years)	Exercisable	Price

$ 0.00 - $ 3.48	554,560	$0.57	1.87	554,560	$0.57
$ 3.49 - $ 6.96	990,217	6.06	4.93	990,217	6.06
$ 6.97 - $10.45	4,732	8.39	5.88	4,732	8.39
$10.46 - $13.93	76,756	10.86	5.49	75,415	10.86
$13.94 - $20.90	97,775	18.53	6.93	—	—
$20.91 - $24.38	315,140	21.81	7.91	103,648	22.00
$24.39 - $27.87	980,275	26.46	5.91	56,668	27.57
$27.88 - $31.35	726,042	30.23	4.07	509,068	30.23
$31.36 - $34.84	915,068	32.96	4.98	487,707	32.94

	4,660,565	20.15	4.90	2,782,015	15.27

The aggregate intrinsic value of options exercised for the years ended December 31, 2006, 2007 and 2008 was $161.4 million, $62.5 million and $32.3 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of December 31, 2008 was $24.0 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of December 31, 2008 was

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$23.9 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of December 31, 2008 was 4.90 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of December 31, 2008 was 4.20 years.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	5,000	$31.95
Restricted stock granted	102,490	31.37
Restricted stock vested	(2,367)	31.43
Restricted stock forfeited	(1,900)	30.57

Outstanding at December 31, 2006	103,223	31.41
Restricted stock granted	18,800	31.78
Restricted stock vested	(27,538)	31.48
Restricted stock forfeited	(18,825)	31.13

Outstanding at December 31, 2007	75,660	31.55
Restricted stock granted	286,920	24.57
Restricted stock vested	(45,827)	28.16
Restricted stock forfeited	(56,455)	27.07

Outstanding at December 31, 2008	260,298	25.50

The total aggregate intrinsic value of restricted stock vested during the year ended December 31, 2008 was approximately $1.0 million. The aggregate intrinsic value for all restricted stock outstanding under the Company’s stock plans as of December 31, 2008 was $5.0 million. During the year ended December 31, 2008, the Company repurchased 13,375 shares of common stock for an aggregate purchase price of $0.3 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During 2007 and 2008, the Company granted 322,290 and 291,083, respectively, performance vested restricted stock units (PVRSUs) to certain employees with an aggregate fair value of $10.5 million and $7.6 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company has previously estimated that 125% of the target would be achieved. In the fourth quarter of 2008, the Company revised its estimate for achievement of the performance targets from 125% of target to 50% of target. The change in the Company’s estimate resulted in a reversal of approximately $3.0 million of previously recognized compensation expense in the fourth quarter of 2008. The Company’s consolidated net income for the year ended December 31, 2008 was $4.3 million and diluted earnings per share was $0.06 per share. As a result of this change in estimate, the as adjusted net income would have been approximately $1.6 million and the as adjusted diluted earnings per share would have been approximately $0.02 per share had the Company continued to use the previous estimate of

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

125% of the performance target. The fair value of the PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on the PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Non-vested December 31, 2006	—	$—
Granted	322,290	32.59
Vested	—	—
Forfeited	(19,210)	32.59

Non-vested December 31, 2007	303,080	32.59
Granted	291,083	26.21
Vested	—	—
Forfeited	(181,020)	30.60

Non-vested December 31, 2008	413,143	28.98

The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at December 31, 2008 was $7.9 million.

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

The aggregate intrinsic value for these restricted stock units as of December 31, 2008 was approximately $2.1 million.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2006	2007	2008

Computation of basic net income per common share:
Net income	$73,899	$92,335	$4,294

Weighted average common shares outstanding — basic	72,364	75,954	74,116

Basic net income per common share	$1.02	$1.22	$0.06

Computation of diluted net income per common share:
Net income	$73,899	$92,335	$4,294

Weighted average common shares outstanding — basic	72,364	75,954	74,116
Effect of dilutive securities:
Stock-based awards	5,903	3,281	1,787

Weighted average common shares outstanding — diluted	78,267	79,235	75,903

Diluted net income per common share	$0.94	$1.17	$0.06

17.	SEGMENT INFORMATION

Prior to January 1, 2007, the Company operated in one business segment; providing critical technology services to the communications industry and enterprise customers, including telephone number administration, telephone number pooling, internet domain name services, common short code registry services, wireline and wireless number portability, order management services and network management services. The Company was not organized by market and was managed and operated as one business. A single management team reported to the chief operating decision maker who comprehensively managed the business. The Company did not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company did not accumulate discrete financial information with respect to separate service lines and did not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS No. 131).

On November 27, 2006, the Company acquired Followap and became a provider of next-generation communications solutions for mobile network operators by delivering instant messaging, presence, multimedia gateways and inter-carrier messaging hubs. As a result of the Followap acquisition, the Company began accumulating discrete financial information with respect to separate service lines with separate reportable segments as defined by SFAS No. 131. The Company operated in two reportable segments for the years ended December 31, 2007 and 2008, Clearinghouse and NGM.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for the years ended December 31, 2007 and 2008 regarding the Company’s reportable segments is as follows (in thousands):

	Year Ended
	December 31,
	2007	2008

Revenue:
Clearinghouse	$421,062	$474,141
NGM	8,110	14,704

Total revenue	$429,172	$488,845

Depreciation and amortization:
Clearinghouse	$28,241	$29,978
NGM	9,490	10,604

Total depreciation and amortization	$37,731	$40,582

Income (loss) from operations:
Clearinghouse	$184,955	$225,700
NGM	(35,309)	(156,594)

Income (loss) from operations	$149,646	$69,106

Information as of December 31, 2007 and 2008 regarding the Company’s reportable segments is as follows (in thousands):

	December 31,
	2007	2008

Total assets:
Clearinghouse	$449,523	$458,689
NGM	167,138	60,477

Total assets	$616,661	$519,166

Goodwill:
Clearinghouse	$88,148	$95,724
NGM	115,945	22,343

Goodwill	$204,093	$118,067

Intangible assets:
Clearinghouse	$14,973	$13,552
NGM	21,878	3,042

Intangible assets	$36,851	$16,594

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic area revenues from external customers for the years ended December 31, 2007 and 2008, and long-lived assets as of December 31, 2007 and 2008 were as follows (in thousands):

	December 31,
	2007	2008

Revenues:
North America	$403,536	$443,921
Europe, Middle East and Africa	17,004	34,274
Other regions	8,632	10,650

Total revenues	$429,172	$488,845

Long-lived assets:
North America	$61,027	$69,227
Europe, Middle East and Africa	32,012	10,755
Other regions	3	772

Total long-lived assets	$93,042	$80,754

18.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the board of directors. The Company recognized contribution expense totaling $2.4 million, $4.3 million and $5.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at market value. Changes in the fair value of the securities are reflected in accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets on the consolidated balance sheets. As of December 31, 2008, the assets held in the Rabbi Trust were approximately $0.3 million. During 2008, the Company recorded an unrealized loss of approximately $27,000 for changes in the fair value of the securities held in the Rabbi Trust.

The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2008, deferred compensation obligation related to the Deferred Compensation Plan was approximately $0.3 million. Changes in the fair value of the deferred compensation obligation are reflected in deferred compensation expense. The Company recognized gains of approximately $33,000 in compensation expense for changes in the fair value of the deferred compensation obligation from the Plan’s inception in June 2008 through December 31, 2008.

19.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006, and 2007, the Company received professional services from a company owned by a family member of the Chairman and CEO of the Company. The services were related to tenant

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements in the Company’s leased office spaces. The amounts paid to the related party during the years ended December 31, 2006, 2007 and 2008 were approximately $292,000, $227,000 and $2,000, respectively. As of December 31, 2007 and 2008, the Company owed $2,000 and $0, respectively, for outstanding payables to this party.

In March 2006, the Company acquired 10% of NeuLevel, Inc. from Melbourne IT Limited (MIT), raising the Company’s ownership interest from 90% to 100%. Prior to the acquisition of the remaining 10% ownership interest, the Company had an agreement with MIT whereby MIT served as a registrar for domain names within the .biz top-level domain. During the year ended December 31, 2006, the Company recorded approximately $837,000 in revenue from MIT related to domain name registration services and other nonrecurring revenue from IP claim notification services and pre-registration services.

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$97,448	$99,693	$110,757	$121,274
Income from operations	29,332	31,401	41,894	47,019
Net income	17,968	19,149	25,702	29,516
Net income per common share — basic	$0.24	$0.25	$0.34	$0.38
Net income per common share — diluted	$0.23	$0.24	$0.32	$0.37

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$117,413	$120,209	$123,810	$127,413
Income (loss) from operations	11,029	39,988	45,163	(27,074)
Net income (loss)	(4,460)	22,856	28,374	(42,476)
Net income (loss) per common share — basic	$(0.06)	$0.31	$0.39	$(0.58)
Net income (loss) per common share — diluted	$(0.06)	$0.31	$0.38	$(0.58)

21.	SUBSEQUENT EVENT

On January 28, 2009, the Company amended its contracts to provide telephone number portability and other clearinghouse services to telecommunications service providers in the United States. The pricing terms under the amended contracts are based on a fixed fee model rather than a transaction-based model. Specifically, the amended contracts provide for an annual, base fee for the telephone number portability services the Company provides, which is subject to an annual price escalator of 6.5%. In addition, the amended contracts provide for fixed credits in 2009, 2010 and 2011 that are used to calculate the respective annual fixed fee. In addition, customers may earn additional credits annually in 2009, 2010 and 2011 if certain levels of aggregate telephone number inventories are reached and if certain IP fields and functionality are adopted and implemented. In the event that transactions in a given year are above or below the established volume range for that year, the base fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices.

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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
March 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders, or our 2009 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2009 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2009 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference to our 2009 Proxy Statement, under the headings “Governance of the Company.”

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2009 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2009 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2007 and 2008 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2009 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)

(2)

Schedule for the three years ended December 31, 2006, 2007 and 2008:
II — Valuation and Qualifying Accounts	100

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2006	2007	2008
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$494	$1,103	$1,654
Additions	2,041	2,601	2,387
Reductions(1)	(1,432)	(2,050)	(2,832)

Ending Balance	$1,103	$1,654	$1,209

Deferred Tax Asset Valuation Allowance
Beginning Balance	$—	$1,011	$1,787
Additions	1,011	776	1,420
Reductions	—	—	(343)

Ending Balance	$1,011	$1,787	$2,864

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number		Description of Exhibit

(2.1)		Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.

(2.2)		Agreement and Plan of Merger, dated as of November 27, 2006, by and among Neustar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27, 2006.

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, and (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed March 29, 2006**; (d) Exhibit 10.2.2 to our Annual Report on Form 10-K filed March 29, 2006**; (e) Exhibit 10.2.3. to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (f) Exhibit 10.2.1. to our Annual Report on Form 10-K, filed March 1, 2007**; (g) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed March 1, 2007**; (h) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed March 1, 2007**; (i) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; (j) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007**, (k) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed February 28, 2008**, (l) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed February 28, 2008**, (m) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed February 28, 2008**, (n) Exhibit 10.2.3 to our Quarterly Report on Form 10-Q, filed August 11, 2008, (o) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 11, 2008**, (p) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed November 10, 2008, and (q) Exhibit 10.2.6 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

10	.2.1	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

(10.3)		National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective August 14, 2007, incorporated herein by reference to (a) Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (b) Exhibit 10.3.1 to our Annual Report on Form 10-K, filed February 28, 2008, (c) Exhibit 10.3.2 to our Quarterly Report on Form 10-Q, filed May 12, 2008, and (d) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

10	.3.1	Amendments to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

Exhibit Number		Description of Exhibit

(10.4)		North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 9, 2003, incorporated herein by reference to (a) Exhibit 10.4 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.4.1 to our Current Report on Form 8-K, filed September 15, 2005; (c) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 29, 2006; (d) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (e) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed November 14, 2006; (f) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed May 10, 2007; (h) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed August 10-Q, filed August 8, 2007; (i) Exhibit 10.4.4 to our Quarterly Report on Form 10-Q, filed November 5, 2007, (j) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed February 28, 2008, (k) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed August 11, 2008, and (l) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

(10.5)		.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007, incorporated herein by reference to (a) Exhibit 10.5. to our Annual Report on Form 10-K, filed February 28, 2008, (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed May 12, 2008, (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed August 11, 2008, and (d) Exhibit 10.5.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

(10.6)		Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., dated as of December 18, 2006, as amended, incorporated herein by reference to (a) Exhibit 10.6 to our Annual Report on Form 10-K, filed March 1, 2007, (b) Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and (c) Exhibit 10.6.1 to our Quarterly Report on Form 10-Q, filed August 11, 2008.

(10.7)		Amended and Restated Common Short Code License Agreement effective as of June 2, 2008, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 11, 2008**.

10	.7.1	Amendment to Amended and Restated Common Short Code License Agreement by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

(10.8)		NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)		NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†
(10.10)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.13)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.14)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.15)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.17)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.20)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.21)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.22)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.23)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.24)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635).

(10.25)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to (a) Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007, and (b) Exhibit 10.31.1 to our Quarterly Report on Form 10-Q, filed November 5, 2007.

(10.26)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007.

(10.27)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed July 13, 2007.†

Exhibit Number	Description of Exhibit

(10.28)	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.29)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed March 1, 2007.†

(10.30)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.31)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Quarterly Report on Form 10-Q, filed March 5, 2007.†

(10.32)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.33)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.34)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.35)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.36)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006.†

(10.37)	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.38)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.39)	Agreement, dated December 8, 2008, by and between NeuStar, Inc. and Jeffrey E. Ganek, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 10, 2008.†

(10.40)	Employment Agreement, made as of February 5, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.41)	Restricted Stock Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.42)	Performance Award Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.43)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.44)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.45)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

Exhibit Number	Description of Exhibit

(10.46)	Letter Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 11, 2008.**†

(10.47)	Senior Advisor Services Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed August 11, 2008,**†

(10.48)	Agreement Respecting Noncompetition and Nonsolicitation, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 11, 2008.

(10.49)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 11, 2008.†

(10.50)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.51)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.52)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, incorporated herein by reference to Exhibit 99.1 to our Annual Report on Form 10-K, filed February 28, 2008.

(99.2)	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, incorporated herein by reference to Exhibit 99.1 to our Annual Report on Form 10-K, filed February 28, 2008.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signature	Title

/s/ Jeffrey E. Ganek Jeffrey E. Ganek	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Paul S. Lalljie Paul S. Lalljie	Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gareth Chang Gareth Chang	Director

/s/ James G. Cullen James G. Cullen	Director

/s/ Joel P. Friedman Joel P. Friedman	Director

/s/ Ross K. Ireland Ross K. Ireland	Director

/s/ Paul A. Lacouture Paul A. Lacouture	Director

/s/ Dr. Kenneth A. Pickar Dr. Kenneth A. Pickar	Director

/s/ Michael J. Rowny Michael J. Rowny	Director

/s/ Hellene S. Runtagh Hellene S. Runtagh	Director

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number		Description of Exhibit

(2.1)		Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.

(2.2)		Agreement and Plan of Merger, dated as of November 27, 2006, by and among Neustar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27, 2006.

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, and (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed March 29, 2006**; (d) Exhibit 10.2.2 to our Annual Report on Form 10-K filed March 29, 2006**; (e) Exhibit 10.2.3. to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (f) Exhibit 10.2.1. to our Annual Report on Form 10-K, filed March 1, 2007**; (g) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed March 1, 2007**; (h) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed March 1, 2007**; (i) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; (j) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007**, (k) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed February 28, 2008**, (l) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed February 28, 2008**, (m) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed February 28, 2008**, (n) Exhibit 10.2.3 to our Quarterly Report on Form 10-Q, filed August 11, 2008, (o) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 11, 2008**, (p) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed November 10, 2008, and (q) Exhibit 10.2.6 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

10	.2.1	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

(10.3)		National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective August 14, 2007, incorporated herein by reference to (a) Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (b) Exhibit 10.3.1 to our Annual Report on Form 10-K, filed February 28, 2008, (c) Exhibit 10.3.2 to our Quarterly Report on Form 10-Q, filed May 12, 2008, and (d) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

10	.3.1	Amendments to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

Exhibit Number		Description of Exhibit

(10.4)		North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 9, 2003, incorporated herein by reference to (a) Exhibit 10.4 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.4.1 to our Current Report on Form 8-K, filed September 15, 2005; (c) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 29, 2006; (d) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (e) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed November 14, 2006; (f) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed May 10, 2007; (h) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed August 10-Q, filed August 8, 2007; (i) Exhibit 10.4.4 to our Quarterly Report on Form 10-Q, filed November 5, 2007, (j) Exhibit 10.4.1 to our Annual Report on Form 10-K, filed February 28, 2008, (k) Exhibit 10.4.2 to our Quarterly Report on Form 10-Q, filed August 11, 2008, and (l) Exhibit 10.4.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

(10.5)		.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007, incorporated herein by reference to (a) Exhibit 10.5. to our Annual Report on Form 10-K, filed February 28, 2008, (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed May 12, 2008, (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed August 11, 2008, and (d) Exhibit 10.5.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008.

(10.6)		Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., dated as of December 18, 2006, as amended, incorporated herein by reference to (a) Exhibit 10.6 to our Annual Report on Form 10-K, filed March 1, 2007, (b) Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007, and (c) Exhibit 10.6.1 to our Quarterly Report on Form 10-Q, filed August 11, 2008.

(10.7)		Amended and Restated Common Short Code License Agreement effective as of June 2, 2008, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 11, 2008**.

10	.7.1	Amendment to Amended and Restated Common Short Code License Agreement by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

(10.8)		NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)		NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†
(10.10)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)		Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.13)		Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.14)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.15)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.17)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.20)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.21)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.22)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.23)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.24)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635).

(10.25)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to (a) Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007, and (b) Exhibit 10.31.1 to our Quarterly Report on Form 10-Q, filed November 5, 2007.

(10.26)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007.

(10.27)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed July 13, 2007.†

Exhibit Number	Description of Exhibit

(10.28)	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.29)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed March 1, 2007.†

(10.30)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.31)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Quarterly Report on Form 10-Q, filed March 5, 2007.†

(10.32)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.33)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.34)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.35)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.36)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006.†

(10.37)	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.38)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.39)	Agreement, dated December 8, 2008, by and between NeuStar, Inc. and Jeffrey E. Ganek, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 10, 2008.†

(10.40)	Employment Agreement, made as of February 5, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.41)	Restricted Stock Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.42)	Performance Award Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.43)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.44)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.45)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

Exhibit Number	Description of Exhibit

(10.46)	Letter Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 11, 2008.**†

(10.47)	Senior Advisor Services Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed August 11, 2008,**†

(10.48)	Agreement Respecting Noncompetition and Nonsolicitation, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 11, 2008.

(10.49)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 11, 2008.†

(10.50)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.51)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.52)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, incorporated herein by reference to Exhibit 99.1 to our Annual Report on Form 10-K, filed February 28, 2008.

(99.2)	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC, incorporated herein by reference to Exhibit 99.1 to our Annual Report on Form 10-K, filed February 28, 2008.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.