Form 10-Q
period 2009-03-31
NEUSTAR INC
filed 2009-05-11
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 72,274,283 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at May 1, 2009.

NeuStar, Inc.
Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,829	$197,299
Restricted cash	496	445
Short-term investments	10,824	7,791
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,413 respectively	71,805	64,173
Unbilled receivables	830	735
Notes receivable	759	192
Prepaid expenses and other current assets	8,928	10,220
Deferred costs	8,518	8,208
Income taxes receivable	4,621	—
Deferred tax asset	11,079	10,696

Total current assets	268,689	299,759

Investments, long-term	40,506	40,982
Property and equipment, net	64,160	63,239
Goodwill	118,067	118,067
Intangible assets, net	16,594	14,330
Deferred costs, long-term	3,333	2,749
Deferred tax assets, long-term	4,244	3,806
Other assets	3,573	4,203

Total assets	$519,166	$547,135

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,901	$5,365
Accrued expenses	52,202	42,973
Deferred revenue	32,530	34,861
Notes payable	2,587	2,707
Capital lease obligations	7,536	9,672
Accrued restructuring reserve	1,867	626
Income tax payable	—	8,560
Other liabilities	430	110

Total current liabilities	104,053	104,874

Deferred revenue, long-term	11,657	10,304
Notes payable, long-term	1,777	894
Capital lease obligations, long-term	10,156	10,319
Accrued restructuring reserve, long-term	1,589	1,428
Other liabilities, long-term	3,281	3,493

Total liabilities	132,513	131,312

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and March 31, 2009	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 78,925,222 and 79,248,871 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	79	79
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Additional paid-in capital	321,528	326,999
Treasury stock, 4,949,771 and 4,957,045 shares at December 31, 2008 and March 31, 2009, respectively, at cost	(128,403)	(128,535)
Accumulated other comprehensive loss	(879)	(1,401)
Retained earnings	194,328	218,681

Total stockholders’ equity	386,653	415,823

Total liabilities and stockholders’ equity	$519,166	$547,135

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2009
Revenue:
Addressing	$30,161	$32,491
Interoperability	16,440	14,307
Infrastructure and other	70,812	66,390

Total revenue	117,413	113,188

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,489	27,843
Sales and marketing	18,724	19,507
Research and development	7,548	4,313
General and administrative	16,482	13,501
Depreciation and amortization	10,120	9,245
Impairment of goodwill	29,021	—

	106,384	74,409

Income from operations	11,029	38,779

Other (expense) income:
Interest and other expense	(458)	(1,224)
Interest and other income	1,608	2,459

Income before income taxes	12,179	40,014
Provision for income taxes	16,639	15,661

Net (loss) income	$(4,460)	$24,353

Net (loss) income per common share:
Basic	$(0.06)	$0.33

Diluted	$(0.06)	$0.32

Weighted average common shares outstanding:
Basic	76,247	73,862

Diluted	76,247	75,085

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2009
Operating activities:
Net (loss) income	$(4,460)	$24,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,120	9,245
Stock-based compensation	4,429	3,699
Amortization of deferred financing costs	44	42
Excess tax benefits from stock-based compensation	(91)	(462)
Deferred income taxes	3,481	1,441
Impairment of goodwill	29,021	—
Provision for doubtful accounts	1,024	765
Loss on trading securities	—	410
Gain on auction rate securities rights	—	(886)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,727	6,760
Unbilled receivables	(361)	95
Notes receivable	524	567
Prepaid expenses and other current assets	(742)	(1,292)
Deferred costs	(632)	894
Income tax receivable	—	5,083
Other assets	216	(672)
Other liabilities	271	(107)
Accounts payable and accrued expenses	87	(10,659)
Income taxes payable	(1,164)	8,560
Accrued restructuring reserve	(101)	(1,402)
Deferred revenue	(1,313)	978

Net cash provided by operating activities	54,080	47,412

Investing activities:
Purchases of property and equipment	(6,702)	(1,418)
Sales of investments, net	25,904	3,102
Business acquired, net of cash	(12,915)	—

Net cash provided by investing activities	6,287	1,684

Financing activities:
(Disbursement) reduction of restricted cash	(44)	51
Principal repayments on notes payable	(848)	(763)
Principal repayments on capital lease obligations	(1,573)	(2,343)
Proceeds from exercise of common stock options	1,518	1,310
Excess tax benefits from stock-based compensation	91	462
Repurchase of restricted stock awards	(95)	(132)
Repurchase of common stock	(103,792)	—

Net cash used in financing activities	(104,743)	(1,415)
Effect of foreign exchange rates on cash and cash equivalents	142	(1,211)

Net (decrease) increase in cash and cash equivalents	(44,234)	46,470
Cash and cash equivalents at beginning of period	98,630	150,829

Cash and cash equivalents at end of period	$54,396	$197,299

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2009
1. DESCRIPTION OF BUSINESS AND ORGANIZATION
     NeuStar, Inc. (the Company) was incorporated as a Delaware corporation in 1998. The Company provides essential clearinghouse services to the communications industry and enterprise customers. Its customers use the databases the Company contractually maintains in its clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers and to manage technological changes in their own networks. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and it enables the dynamic routing of calls among thousands of competing communications service providers, or CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, must access the Company’s clearinghouse to properly route virtually all of their customers’ calls. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company provides domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and it also manages the authoritative directories for the .us and .biz Internet domains. The Company operates the authoritative directory for U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry, and provides solutions used by mobile network operators throughout Europe and Asia to enable mobile instant messaging for their end users.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).
Reclassification
     Certain prior period amounts have been reclassified to conform with current period presentation.
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
     The annual goodwill impairment test, any required interim goodwill impairment test and the related determination of the fair value of reporting units and intangible assets each involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used to determine fair value include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and based on a number of factors, including factors outside of the Company’s control. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on the Company’s consolidated financial position because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet. As of March 31, 2009, the Company had $95.7 million and $22.3 million, respectively, in goodwill for its Clearinghouse reporting unit and its NGM reporting unit, subject to future impairment tests.
     The Company’s long-lived assets primarily consist of property and equipment and intangible assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in the Company’s stock price or in the value of its reporting units for a sustained period of time.
     As a result of the strategic repositioning of the Company’s NGM business and the resulting change in the financial forecast, the Company recorded an impairment of long-lived assets specific to its NGM reporting unit of $18.2 million during the fourth quarter of 2008. As of March 31, 2009, the Company had $60.9 million and $16.7 million, respectively, in long-lived assets for its Clearinghouse reporting unit and its NGM reporting unit.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
     The Company’s investments classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other expense. The cost of available-for-sale short-term investments sold is based on the specific identification method for the three months ended March 31, 2008. Because of other-than-temporary charges related to short-term investments recognized in earnings subsequent to the first quarter of 2008, the cost of securities sold during the three months ended March 31, 2009 is reduced by a pro-rata allocation of other-than-temporary losses previously recognized as a charge to earnings. Interest and dividends on these securities is included in interest and other income.
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
     The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. At March 31, 2009, the Company classified its auction rate securities as trading pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in the fair value of these securities recorded in interest and other income (see Note 3). Interest and dividends on these securities is included in interest and other income.
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
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In the three months ended March 31, 2008, the Company recorded a goodwill impairment charge of $29.0 million related to its NGM reporting unit (see Note 6). There was no impairment charge related to the Company’s Clearinghouse reporting unit in the three months ended March 31, 2008. There were no impairment charges related to the Company’s Clearinghouse or NGM reporting units during the three months ended March 31, 2009.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     In connection with an interim goodwill impairment test of the NGM reporting unit in March 2008, the Company performed a recoverability test of the long-lived assets of its NGM reporting unit. For purposes of recognition and measurement of an impairment, the Company determined that the lowest level of identifiable cash flows is at the NGM reporting unit level. This asset grouping at the NGM reporting unit level was determined as the NGM long-lived assets do not have identifiable cash flows that are independent of the cash flows of other NGM assets and liabilities. The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying value and no asset impairment charges were recognized during the three months ended March 31, 2008. A recoverability test of the long-lived assets of the NGM reporting unit was not performed during the three months ended March 31, 2009 because the Company did not identify any events during this period indicating that the carrying value of the NGM reporting unit assets may not be recoverable.
Revenue Recognition
     The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Pursuant to various private commercial and government contracts, the Company provides addressing, interoperability and infrastructure services.
Significant Contracts
     The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC (NAPM), an industry group that represents all telecommunications service providers in the United States. In 2008, the Company recognized revenue under its contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission (FCC). In January 2009, the Company amended its seven regional contracts with NAPM under which it provides telephone portability and other clearinghouse services to communications service providers (CSPs) in the United States. These amendments provide for an annual fixed-fee pricing model under which the annual fixed-fee (Base Fee) is set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain Internet Protocol (IP) fields and functionality. Moreover, the amendments provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of any volume credits is done annually at the end of the year and such credits are applied to the following year’s invoices. The Company determines the fixed and determinable fee under the amendments on an annual basis and recognizes such fee ratably over the year. For 2009, the Company has concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. The Company records the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.
     Under the Company’s contracts with NAPM, the Company also bills a Revenue Recovery Collections (RRC) fee equal to a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges.
     During 2008, per transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the three months ended March 31, 2008, the average price per transaction was $0.88. The applicable price per transaction was subject to change during the course of 2008 as the annualized transaction volume, as calculated under the terms of the contracts, changed.
     For the three months ended March 31, 2009, the effective price per transaction under the contracts with NAPM was $0.72. The effective price per transaction is calculated by dividing the ratable portion of the fixed and determinable fee by the number of transactions during the corresponding period.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In addition to the administrative functions associated with its role as the National Pooling Administrator, the Company also generates revenue from implementing the allocation of pooled blocks of telephone numbers under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company recognizes revenue equal to the fixed and determinable fee on a ratable basis. For its Internet domain name services, the Company generates revenue for Internet domain registrations, which generally have contract terms between one and ten years. The Company recognizes revenue on a straight-line basis over the lives of the related customer contracts.
     The Company generates revenue through internal and external managed domain name services. The Company’s revenue consists of customer set-up fees, monthly recurring fees and per-transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide its managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided. The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.
Interoperability
     The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from providing number portability services under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company recognizes revenue equal to the fixed and determinable fee on a ratable basis.
     Under its long-term contract with Canadian LNP Consortium, Inc., the Company recognizes revenue on a per-transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed. The Company generates revenue from its inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
Infrastructure and Other
     The Company’s infrastructure services consist primarily of network management and connection services. The Company generates revenue from network management services under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company recognizes revenue equal to the fixed and determinable fee on a ratable basis. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with NAPM. The Company recognizes connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. The Company generates revenue from its intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
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
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment. The Company estimated the value of stock-based awards on the date of grant using the Black-Scholes option-pricing models. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Basic and Diluted Net (Loss) Income per Common Share
     Net (loss) income per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Unvested restricted stock and performance vested restricted stock units (PVRSU) are excluded from the computation of basic net (loss) income per common share because the shares have not yet been earned by the shareholder. Stock options are also excluded since they are not considered outstanding shares. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.
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
Foreign Currency
     Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Revenue and expense items are translated into U.S. dollars at the average rates of exchange prevailing during each reporting period. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive loss.
     Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other expense in the consolidated statement of operations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Comprehensive (Loss) Income
     Comprehensive (loss) income is comprised of net earnings and other comprehensive (loss) income, which includes certain changes in equity that are excluded from income.
     The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Net (loss) income	$(4,460)	$24,353
Change in unrealized loss on available-for-sale securities, net of tax of $1,068 and $1, respectively	(1,646)	68
Change in accumulated translation adjustments, net of tax of $109 and $622, respectively	33	(590)

Total comprehensive (loss) income	$(6,073)	$23,831

Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment and to more effectively communicate when an other-than-temporary impairment has occurred. FSP FAS 115-2 applies to fixed maturity securities only and requires separate disclosure of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of FSP FAS 115-2, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 will be effective for the Company’s quarter ending June 30, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS 115-2 on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 will be effective for the Company’s quarter ending June 30, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 will be effective for the Company’s quarter ending June 30, 2009. The Company does not expect the adoption of FSP FAS 107-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FASB Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FSP 141R-1 will have an impact on its

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies subsequent to January 1, 2009.
3. INVESTMENTS
     A summary of the Company’s securities available-for-sale as of December 31, 2008 and March 31, 2009 is as follows (in thousands):

	December 31, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$10,824	$—	$—	$10,824

	March 31, 2009
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$7,725	$66	$—	$7,791

     In December 2007, the Company was advised that a cash reserve fund, classified as an available-for-sale investment, would be closed to new investments and immediate redemptions. During the three months ended March 31, 2008 and 2009, $16.6 million and $3.1 million, respectively, was redeemed from this fund and the Company recognized losses from redemptions of $0.2 million and gains from redemptions of $4,000, respectively.
     The Company has evaluated its investment in the cash reserve fund to determine whether any unrealized losses represent an other-than-temporary impairment. As of March 31, 2008, the Company recorded an unrealized loss of approximately $1.0 million and no other-than-temporary impairment charges. During the three month periods ended June 30, 2008, September 30, 2008 and December 31, 2008, the Company recorded a total of $2.7 million of unrealized losses on its investment in the cash reserve fund as other-than-temporary impairment charges. At March 31, 2009, the amortized cost of the Company’s investment in the cash reserve fund reflects $1.6 million of other-than-temporary impairment charges recorded during 2008. The Company reduced the amortized cost for this investment by the amount of the other-than-temporary impairment charges. The new amortized cost basis will not be increased for subsequent recoveries in fair value. Future increases or decreases in fair value, if determined not to be other-than-temporary, will be recorded in accumulated other comprehensive income or loss. If a further decline in fair value occurs that is considered to be other-than-temporary, the Company will record an additional loss in the period when the subsequent impairment becomes apparent. During the three months ended March 31, 2009, the Company recorded an unrealized gain of $66,000 related to this fund.
     As of March 31, 2009, the Company had long-term investments with an original par value of $41.7 million and an estimated fair value of $30.7 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 15 to 38 years. As a result of current negative conditions in the global credit markets, auctions for the $30.7 million investment in these securities have failed to settle and may continue to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers redeem the securities or a buyer is found outside of the auction process.
     In November 2008, the Company accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $41.7 million par value of ARS, which provides the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company with a right to sell these securities at par value to the investment firm during a two-year period beginning June 30, 2010. Because the settlement agreement is a legally enforceable firm commitment, the rights are recognized as a financial asset at fair value in the Company’s consolidated balance sheet at March 31, 2009, and accounted for separately from the associated securities as a long-term investment. The Company elected to measure the rights at their fair value pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, and classify the associated ARS as trading pursuant to SFAS No. 115. SFAS No. 115 requires changes in the fair value of trading securities to be recorded in current period earnings, which the Company believes will substantially offset changes in the fair value of the rights, subject to the continued expected performance by the investment firm of its obligations under the ARS rights offering. At March 31, 2009, the estimated fair value of the ARS rights of $10.3 million is classified in long-term investments in the Company’s consolidated balance sheet.
     The Company recorded $0.4 million in charges to earnings during the three months ended March 31, 2009 to recognize losses on the ARS investments and a $0.9 million gain to earnings related to the change in estimated fair value of the ARS rights.
4. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008, with respect to its financial assets and liabilities, and on January 1, 2009, with respect to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis, as provided by FSP FAS 157-2, Effective Date of FASB Statement No. 157. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1. Observable inputs, such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made.
     The following table sets forth the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash reserve fund - available-for-sale securities (short-term investments)	$—	$—	$7,791	$7,791
Auction rate securities - trading securities (long-term investments)	—	—	30,680	30,680
Auction rate securities rights (long-term investments)	—	—	10,302	10,302
Marketable securities (1)	813	—	—	813
Deferred compensation (2)	820	—	—	820

(1)	In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the Plan) to provide directors and certain employees with the ability to defer a portion of their compensation. The assets of the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Cash Reserve	Auction Rate
	Fund	Securities	ARS Rights
Balance on December 31, 2008	$10,824	$31,090	$9,416
Transfers in and/or (out) of Level 3	—	—	—
Total gains (losses) realized / unrealized included in earnings	4	(410)	886
Total unrealized gains included in other comprehensive loss	66	—	—
Purchases, sales, issuances and settlements, net	(3,103)	—	—

Balance on March 31, 2009	$7,791	$30,680	$10,302

     The fair value of the Level 3 cash reserve fund asset is primarily determined using pricing models that utilize recent trades for securities in active markets, dealer quotes for those securities considered to be inactive, and assumptions surrounding contractual terms, maturity and liquidity.
     The valuation technique used to measure fair value for the Level 3 auction rate securities asset is the average of the values obtained using discounted cash flow methods. The discounted cash flow valuation methods involve management’s judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS, and judgment regarding the selection of comparable transactions in a secondary market.
     As described in Note 3, in November 2008, the Company accepted a settlement offer in the form of a rights offering from an investment firm which provides the Company with the right to sell the ARS at par to the investment firm during a two-year period beginning June 30, 2010. Because the settlement is a legally enforceable firm commitment, the rights are recognized as a financial asset at its fair value of $10.3 million in the Company’s consolidated balance sheet as of March 31, 2009, and are accounted for separately from the associated ARS. Changes in the fair value of the rights are recognized in current period earnings. The valuation technique used to measure fair value of the rights is the discounted cash flow method, which involves judgment and assumptions surrounding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to settle its obligation in accordance with ARS rights offering.
5. ACQUISITION
Webmetrics, Inc.
     On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded the Company’s Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $6.4 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.
     In 2008, the Company recorded $1.2 in million purchase price adjustments to goodwill as a result of payment of earn-out consideration in accordance with the purchase agreement.
6. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2008 is as follows (in thousands):

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2007	$88,148	$115,945	$204,093
Acquisitions	6,379	—	6,379
Purchase price adjustments	—	—	—
Impairment charge	—	(29,021)	(29,021)

Balance at March 31, 2008	$94,527	$86,924	$181,451

     The change in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2009 is as follows (in thousands):

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2008	$95,724	$22,343	$118,067
Acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment charge	—	—	—

Balance at March 31, 2009	$95,724	$22,343	$118,067

     Late in the first quarter of 2008, NGM experienced certain changes in market conditions and customer-related events that caused NGM to revise its business forecast, triggering the requirement to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the reporting unit was less than its net book value. The Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $29.0 million in the first quarter of 2008. The goodwill impairment has been recorded under the caption “Impairment of Goodwill” in the unaudited consolidated statements of operations. The Company did not identify an event or occurrence that would trigger an interim impairment test during the first quarter of 2009; as a result, no interim impairment test was performed.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	March 31,	Period
	2008	2009	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$36,659	$36,659	5.6
Accumulated amortization	(24,196)	(25,510)

Customer lists and relationships, net	12,463	11,149

Acquired technology	17,744	17,744	3.3
Accumulated amortization	(13,633)	(14,567)

Acquired technology, net	4,111	3,177

Trade name	200	200	3.0
Accumulated amortization	(180)	(196)

Trade name, net	20	4

Intangible assets, net	$16,594	$14,330

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $3.8 million and $2.3 million for the three months ended March 31, 2008 and 2009, respectively. Amortization expense related to intangible assets for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, is expected to be approximately $7.8 million, $4.7 million, $2.4 million, $1.5 million, and $0.2 million, respectively.
7. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2008 and March 31, 2009, but available borrowings were reduced by letters of credit of $8.8 million and $8.8 million, respectively.
     The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2008, and the three months ended March 31, 2009, the Company was in compliance with these covenants.
     In May 2007, the Company entered into a note payable with a vendor for $9.7 million for the purchase of software and services. The note payable is non-interest bearing and principal payments of approximately $810,000 are due quarterly over the three year term ending April 2010.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has two stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan) and the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The Company may grant to its directors, employees and consultants awards under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, PVRSUs, and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2005 Plan is 6,044,715, plus the number of shares that would otherwise be available for issuance under the 1999 Plan. As of March 31, 2009, 1,554,175 shares were available for grant or award under the 2005 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) was $4.4 million and $3.7 million for the three months ended March 31, 2008 and 2009, respectively. As of March 31, 2009, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated to be $33.8 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years. Total unrecognized compensation expense as of March 31, 2009 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company utilizes the Black-Scholes option-pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2009 was $8.79 and $5.85, respectively.
     The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2008 and 2009, and a discussion of the Company’s assumptions:

	Three Months Ended
	March 31, 2009
	2008	2009
Dividend yield	0.00%	0.00%
Expected volatility	35.82%	44.28%
Risk-free interest rate	2.56%	1.46%
Expected life of options (in years)	4.37	4.42
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
derived from the weighted average of the time-to-settlement from grant on historically settled options and the midpoint of the remaining contractual life of the unexercised options.
     The following table summarizes the Company’s stock option activity for the three months ended March 31, 2009:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2008	4,660,565	$20.15
Options granted	1,505,965	15.43
Options exercised	(296,389)	4.42
Options canceled	(160,061)	28.06

Outstanding at March 31, 2009	5,710,080	19.50

Exercisable at March 31, 2009	2,780,473	$17.62

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $6.7 million and $3.5 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of March 31, 2009 was $18.4 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of March 31, 2009 was $16.4 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of March 31, 2009 was 5.28 years. The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of March 31, 2009 was 4.19 years.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2009:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding December 31, 2008	260,298	$25.50
Granted	36,000	17.36
Vested	(19,500)	27.53
Forfeited	(8,740)	24.58

Outstanding March 31, 2009	268,058	$24.29

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock incentive plans at March 31, 2009 was $4.5 million. During the three months ended March 31, 2009, the Company repurchased 7,276 shares of common stock for an aggregate purchase price of approximately $132,000 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholdings obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Performance Vested Stock Units
     The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2009:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2008	413,143	$28.98
Granted	515,425	15.39
Vested	—	—
Forfeited	(19,910)	23.35

Non-vested March 31, 2009	908,658	$21.42

     During the years ended 2007 and 2008 and during the three months ended March 31, 2009, the Company granted 322,290, 291,083 and 515,425 PVRSUs to certain employees, respectively. The aggregate fair value of the PVRSUs granted during the three months ended March 31, 2009 is $7.9 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 50% of the target will be achieved for its 2007 and 2008 PVRSU grants. The Company currently estimates that 100% of the target for the 2009 PVRSU grants will be achieved. The fair value of the PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized ratably over the requisite service period based on the number of PVRSUs expected to vest.
     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at March 31, 2009 was $15.2 million.
Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2009:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding December 31, 2008	110,599	$26.21
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding March 31, 2009	110,599	$26.21

     These restricted stock units will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.
     The aggregate intrinsic value for restricted stock units outstanding as of March 31, 2009 was approximately $1.9 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 2,493 shares and 7,276 shares during the three months ended March 31, 2008 and 2009 with a total market value of approximately $95,000 and $132,000, respectively, from previously granted restricted stock awards for settlement of employee tax liabilities and these shares were accounted for as treasury stock.
     On February 14, 2008, a special committee of the Board of Directors authorized the repurchase of up to $250 million in shares of the Company’s Class A common stock in accordance with applicable rules under the Securities Exchange Act of 1934. As of December 31, 2008, a total of 4,837,109 shares had been repurchased for an aggregate purchase price of approximately $124.9 million. The Company has not repurchased shares under this program during the three months ended March 31, 2009. All repurchased shares are accounted for as treasury shares.
9. BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net (loss) income per share calculation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2009
Computation on basic net (loss) income per common share:
Net (loss) income	$(4,460)	$24,353

Weighted average common shares outstanding — basic	76,247	73,862

Basic net (loss) income per common share	$(0.06)	$0.33

Computation on diluted net (loss) income per common share:
Net (loss) income	$(4,460)	$24,353

Weighted average common shares outstanding — basic	76,246	73,862

Effect of dilutive securities:
Stock-based awards	—	1,223

Weighted average common shares outstanding — diluted	76,246	75,085

Diluted net (loss) income per common share	$(0.06)	$0.32

Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Anti-dilutive shares excluded from diluted earnings per common share calculated for the three months ended March 31, 2008 and 2009 were 2,847,535 and 3,777,549, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. SEGMENT INFORMATION
     The Company has two reportable operating segments: Clearinghouse and NGM.
     Information for the three months ended March 31, 2008 and 2009 regarding the Company’s reportable operating segments are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Revenue:
Clearinghouse	$113,552	$109,715
NGM	3,861	3,473

Total revenue	$117,413	$113,188

Depreciation and amortization:
Clearinghouse	$7,404	$7,430
NGM	2,716	1,815

Total depreciation and amortization	$10,120	$9,245

Income (loss) from operations:
Clearinghouse	$50,401	$43,144
NGM	(39,372)	(4,365)

Income (loss) from operations	$11,029	$38,779

     Information as of December 31, 2008 and March 31, 2009 regarding the Company’s reportable operating segments is as follows (in thousands):

	December 31,	March 31,
	2008	2009
Total assets:
Clearinghouse	$458,689	$489,934
NGM	60,477	57,201

Total assets	$519,166	$547,135

Goodwill:
Clearinghouse	$95,724	$95,724
NGM	22,343	22,343

Goodwill	$118,067	$118,067

Intangible assets:
Clearinghouse	$13,552	$11,807
NGM	3,042	2,523

Intangible assets	$16,594	$14,330

11. RESTRUCTURING CHARGES
     At December 31, 2008 and March 31, 2009, the total accrued liability associated with restructuring and other related charges was $3.5 million and $2.1 million, respectively. The accrued restructuring liability relating to the Company’s Clearinghouse lease and facilities exit costs was $1.8 million and $1.7 million at December 31, 2008 and March 31, 2009, respectively. The Company paid approximately $0.1 million, net of sublease payments, in each of the three months ended March 31, 2008 and 2009, respectively, related to the Clearinghouse restructuring.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.
     During the fourth quarter of 2008, management committed to and implemented a restructuring plan for the NGM business to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved the reduction in and closure in the fourth quarter of 2008 of specific leased facilities in some of the Company’s international locations. The restructuring plan will also result in the elimination of employee positions through the end of the second quarter of 2009. The accrued restructuring liability at December 31, 2008 and March 31, 2009, related to the NGM severance and related costs, was $1.2 million and $0 million, respectively. The accrued restructuring liability at December 31, 2008 and March 31, 2009, related to the NGM lease and facilities exit costs, was $0.5 million and $0.4 million, respectively. In the three months ended March 31, 2009, the Company paid approximately $1.2 million and $0.4 million, related to severance and related costs, and lease and facilities exit costs, respectively. The Company recorded no adjustments to the NGM restructuring estimates during the three months ended March 31, 2009. Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2012.
12. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2009
Interest expense	$442	$350
(Gain) loss on asset disposals	(37)	203
Foreign currency transaction (gain) loss	(187)	261
Impairments and realized losses cash reserve fund	240	—
Impairments and realized losses auction rate securities	—	410

Total interest and other expense	$458	$1,224

Interest income	$1,608	$389
Gain on auction rate securities rights	—	886
Gain on indemnification claims	—	1,180
Other income	—	4

Total interest and other income	$1,608	$2,459

During the three months ended March 31, 2009, the Company received $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006.
13. INCOME TAXES
     As of December 31, 2008 and March 31, 2009, the Company had unrecognized tax benefits of $1.1 million and $1.2 million, respectively, of which $0.6 million and $1.2 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate decreased to 39.1% for the three months ended March 31, 2009 from 136.6% for the three months ended March 31, 2008 due primarily to the impact of the $29.0 million non-cash impairment charge in the first quarter of 2008 related to a write-down of goodwill, none of which is deductible for tax purposes.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2008 and 2009, the Company recognized potential interest and penalties of $43,000 and $27,000, respectively. As of December 31, 2008 and March 31, 2009, the Company had established reserves of approximately $80,000 and $107,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company files federal, state and local income tax returns in the United States and in many foreign jurisdictions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (IRS) has initiated an examination of the Company’s federal income tax returns for the years 2005 and 2006. It is anticipated that the examination will be completed within the next twelve months. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months due to the expiration of certain statutes of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     During the first quarter of 2009, we continued to experience increased demand for our number portability services in the United States and our internet domain name services; however, our total revenue for the quarter decreased 4% as compared to the first quarter of 2008. This revenue decrease was primarily driven by the recent pricing amendments to our contracts to provide number portability services in the United States. Under these contracts, we processed 99.1 million transactions during the first quarter of 2009, representing growth in transaction volume of 14% over the first quarter of 2008. In addition, we continued to see increased demand for secure, reliable and scalable internet domain name systems, which fueled demand for our domain services offering, especially our NeuStar Ultra Services. We recognized $11.8 million of revenue from NeuStar Ultra Services in the first quarter of 2009, a 22% increase over the corresponding period in 2008.
     In January 2009, we amended our contracts with North American Portability Management LLC, under which we provide telephone portability and other clearinghouse services in the United States. Under the amended contracts, the pricing model changed from one that is transaction-based to an annual fixed-fee with price escalators. In the first quarter of 2009, we recognized $71.3 million of revenue under these contracts. This represents the pro-rata portion for the first quarter of the 2009 fixed and determinable fee under these contracts, which equates to an effective price per transaction of $0.72, compared to $0.88 for the first quarter of 2008.
     We continue to focus on streamlining our business activities and leveraging our operational capabilities to position our company for future growth. In the first quarter of 2009, we experienced a reduction in total operating expenses, which better positions us for increased future profitability and cash flow. In the three months ended March 31, 2009, our cash flow provided by operating activities was $47.4 million, demonstrating our ability to generate strong cash flows notwithstanding current economic conditions.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See the information in our filings with the Securities and Exchange Commission from time to time; including Part I, “Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, and our subsequent periodic and current reports, for certain matters that may bear on our results of operations.
Revenue Recognition
     We provide the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. Our revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Pursuant to various private commercial and government contracts, we provide addressing, interoperability and infrastructure services.
Significant Contracts
We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States. In 2008, we recognized revenue under our contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission, or FCC. In January 2009, we amended our seven regional contracts with NAPM under which we provide telephone number portability and other clearinghouse services to communications service providers, or CSPs, in the United States. These amendments provide for an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, is set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain Internet Protocol, or IP, fields and functionality. Moreover, the amendments provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of any volume credits is done annually at the end of the year and such credits are applied to the following year’s invoices. We determine the fixed and determinable fee under the amendments on an annual basis and recognize such fee ratably over the year. For 2009, we have concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. We record the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.
     Under our contracts with NAPM, we also bill a Revenue Recovery Collections, or RRC, fee equal to a percentage of monthly billings to customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges.

     During 2008, per-transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the three months ended March 31, 2008, the average price per transaction was $0.88. The applicable price per transaction was subject to change during the course of 2008 as the annualized transaction volume, as calculated under the terms of the contracts, changed.
     For the three months ended March 31, 2009, the effective price per transaction under the contracts with NAPM was $0.72. The effective price per transaction is calculated by dividing the ratable portion of the fixed and determinable fee by the number of transactions during the corresponding period.
Addressing
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
     In addition to the administrative functions associated with our role as the National Pooling Administrator, we also generate revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with NAPM. In 2008, we recognized revenue on a per transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, we recognize revenue equal to the fixed and determinable fee on a ratable basis. For our Internet domain name services, we generate revenue for Internet domain registrations, which generally have contract terms between one and ten years. We recognize revenue on a straight-line basis over the lives of the related customer contracts.
     We generate revenue through internal and external managed domain name services. Our revenue consists of customer set-up fees, monthly recurring fees and per-transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under our contracts to provide our managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month we recognize the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided. We generate revenue from our U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.
Interoperability
     Our interoperability services consist primarily of wireline and wireless number portability and order management services. We generate revenue from providing number portability services under our long-term contracts with NAPM. In 2008, we recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, we recognize revenue equal to the fixed and determinable fee on a ratable basis.
     Under our long-term contract with Canadian LNP Consortium, Inc., we recognize revenue on a per-transaction fee basis as the services are performed. We provide order management services, or OMS, consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed. We generate revenue from our inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. We recognize license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
     Infrastructure and Other
     Our infrastructure services consist primarily of network management and connection services. We generate revenue from network management services under our long-term contracts with NAPM. In 2008, we recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, we recognize revenue equal to the fixed and determinable fee on a ratable basis. In addition, we generate revenue from connection fees and system enhancements under our contracts with NAPM. We recognize connection fee revenue as the service is performed. System enhancements are provided under contracts in which we are reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. We generate revenue from our intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. We recognize license fee revenue ratably over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
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
Restructuring
     In December 2008, we announced a restructuring plan for our NGM business segment, involving the termination of certain employees, and reduction in or closure of leased facilities in some of our international locations. As a result, we incurred $1.2 million in severance related costs and $0.5 million in lease and facilities exit costs for the year ended December 31, 2008. These restructuring costs include estimated costs for net lease expense for facilities that are no longer being used. The provision is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease payments that we may receive. As of March 31, 2009, our accrued restructuring liability was $2.1 million, including $1.7 million and $0.4 million of liabilities relating to our Clearinghouse and NGM segments, respectively. The total minimum lease payments for restructured facilities are $2.1 million, net of anticipated sublease payments. These lease payments will be made over the remaining lives of the relevant leases, which range from three months to four years. If actual market conditions are different than those we have projected, we may be required to recognize additional restructuring costs or benefits associated with these facilities.

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
     The impact of a change in assumptions in the context of our goodwill impairment testing may be material. For example, in 2008, changes to our key assumptions in determining the fair value of our NGM reporting unit resulted in two goodwill impairment charges. Specifically, late in the first quarter of 2008, there were changes in the market and identified customer-related events that caused us to change certain of our assumptions underlying the financial forecast relating to NGM, most notably our assumptions about end-user adoption rates. Projections of future cash flows for the NGM business are particularly sensitive to these assumptions. As a result, when the events of the first quarter in 2008 caused us to reduce our projections relating to the rate at which new end users would begin using mobile instant messaging, those changed assumptions had a dramatic impact on our financial forecast for that business and the estimated fair value of our NGM business. As a result, we recorded a $29.0 million impairment charge in the first quarter of the 2008 fiscal year.
     In the fourth quarter of 2008, in response to lower than anticipated adoption rates and the resulting underperformance of our NGM business, as well as the manner in which the mobile data market had evolved and was evolving, we added new leadership and conducted a strategic evaluation of our NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant messaging market. During the course of this evaluation, we conducted a thorough review of the NGM business, including our experience in the mobile instant messaging market since our acquisition of Followap Inc. in November 2006, the current state of the mobile instant messaging market and related markets, the performance of our competitors for these services and consumer demand. Following this evaluation, we decided to change the direction of our NGM business to offer enhanced end user experiences, faster deployments, and greater operator control, all of which would be delivered from a common infrastructure. Associated with this decision, we began to realign the NGM organization, and we announced a restructuring plan in December 2008 to leverage our existing operational resources to support our NGM initiatives. In addition, consistent with our new strategic direction, we began development of a new technology platform that would serve as the common infrastructure for each of our NGM customers. This repositioning of our NGM business has resulted in a delay in market penetration and delayed growth in end user adoption rates. At the same time, the NGM business has required continued investment and we will continue to experience net cash outflows until that market penetration and growth occurs. The revisions to the financial forecast to reflect this new strategic direction resulted in a decline in the estimated fair value of the NGM business. As a result, we recorded an additional goodwill impairment charge of $64.6 million in the fourth quarter of 2008.
     We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the our control, that could cause actual results to differ from our estimates. For example, with respect to our NGM business, our assumptions could change due to further delays resulting from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users, unforeseen changes in the market or otherwise. Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could result in an additional impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of March 31, 2009, we had $95.7 million and $22.3 million, respectively, in goodwill for our Clearinghouse reporting unit and our NGM reporting unit, subject to future impairment tests.
Impairment of Long-Lived Assets
     Our long-lived assets primarily consist of property and equipment and intangible assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible level for which there is an identifiable asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. We must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time.
     As a result of the strategic repositioning of our NGM business and the resulting change in our financial forecast, all of which is described above under the heading “Critical Accounting Policies — Goodwill”, we recorded an impairment of long-lived assets specific to our NGM reporting unit of $18.2 million during the fourth quarter of 2008. As of March 31, 2009, we had $60.9 million and $16.7 million, respectively, in long-lived assets for our Clearinghouse reporting unit and our NGM reporting unit.
Investments
     We have approximately $41.7 million par value in investments related to auction rate securities, or ARS, all of which are classified as noncurrent as of March 31, 2009. For each of our ARS as of March 31, 2009, we determined the fair value using discounted cash flow methods. The discounted cash flow valuation method involves our judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS and judgment regarding the selection of comparable securities and transactions in a secondary market. Based on the results of our assessments, we recorded trading losses of $0.4 million for the three months ended March 31, 2009. If our assumptions and judgments in our valuations change in future periods, or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to realize additional losses in our current period earnings. As of March 31, 2009, our ARS investments recorded at fair value subject to future fluctuations in fair value is approximately $30.7 million.
     In November 2008, we accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $41.7 million par value of ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010. Because the settlement agreement is a legally enforceable firm commitment, the rights are recognized as a financial asset at fair value in our financial statements at March 31, 2009, and accounted for separately from the associated securities. We have elected to measure the rights at their fair value pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159, and subsequent changes in fair value will also be recognized in current period earnings. Because we intend to exercise the rights in June 2010, we do not have the intent to hold the associated auction rate securities until market recovery or maturity. We have classified the ARS as trading securities pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the rights. We determined the fair value of the rights using a discounted cash flow method which involves judgment and assumptions regarding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to disburse the cash anticipated in the ARS rights offering. Based upon our assessment of the fair value of the rights, we recorded a gain of approximately $0.9 million for the three months ended March 31, 2009 in interest and other income in our statement of operations.
     We have approximately $9.3 million par value in investments related to a cash reserve fund which is closed to new investments and subject to immediate redemptions. Because there is little or no market data, the fair value of the securities within the cash reserve fund was determined using pricing models that utilize recent trades for securities in active markets and dealer quotes for securities considered to be inactive, as well as contractual terms, maturity and assumptions about liquidity. Based upon our assessment of the fair value of these investments as of March 31, 2009, we recorded unrealized gains of $66,000 during the three months ended March 31, 2009. During the year ended December 31, 2008, we recorded other-than-temporary impairment charges of $1.6 million that reduced the amortized cost basis for our investment in the cash reserve fund as of March 31, 2009. The amortized cost of these securities as of March 31, 2009 is approximately $7.7 million. If our assumptions and judgments in our valuations change in future periods, or if there is further decline in the securities value, we may be required to realize additional losses in our current period earnings.
Income Taxes
     We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. The calculation of deferred tax assets, including valuation allowances, and liabilities requires us to apply significant judgment related to such factors as the application of complex tax laws, changes in tax laws and our future operations. We review our deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period during which the change is made.
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

     We account for uncertainty in income taxes under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides a two-step approach to recognize and measure tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.
     Tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service, or IRS, has initiated an examination of our federal income tax returns for the years 2005 and 2006. We anticipate that the examination will be completed within the next twelve months. While the outcome of the audit is uncertain, we do not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 8 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of March 31, 2009, total unrecognized compensation expense was $33.8 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, and is expected to be recognized over a weighted-average period of 1.6 years.
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

Based upon our assessment in the fourth quarter of 2008 of the probability of achieving specific financial targets related to our performance vested restricted stock units granted during 2007 and 2008, we revised our estimate of achievement from 125% of target to 50% of target. The change in this assumption resulted in a reversal of approximately $3.0 million in compensation expense in the fourth quarter of 2008. Our consolidated net income for the year ended December 31, 2008 was $4.3 million and diluted earnings per share was $0.06 per share. As a result of this change in estimate, the as adjusted net income for the year ended December 31, 2008 would have been approximately $1.6 million and the as adjusted diluted earnings per share would have been approximately $0.02 per share had we continued to use the previous estimate of 125% of the performance target. We currently estimate achievement of 100% of target for our performance vested restricted stock units granted during the first quarter of 2009. Further changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

     Consolidated Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009
     The following table presents an overview of our results of operations for the three months ended March 31, 2008 and 2009:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$30,161	$32,491	$2,330	7.7%
Interoperability	16,440	14,307	(2,133)	(13.0)
Infrastructure and other	70,812	66,390	(4,422)	(6.2)

Total revenue	117,413	113,188	(4,225)	(3.6)

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,489	27,843	3,354	13.7
Sales and marketing	18,724	19,507	783	4.2
Research and development	7,548	4,313	(3,235)	(42.9)
General and administrative	16,482	13,501	(2,981)	(18.1)
Depreciation and amortization	10,120	9,245	(875)	(8.6)
Impairment of goodwill	29,021	—	(29,021)	(100.0)

	106,384	74,409	(31,975)	(30.1)

Income from operations	11,029	38,779	27,750	251.6
Other (expense) income:
Interest and other expense	(458)	(1,224)	(766)	(167.2)
Interest and other income	1,608	2,459	851	52.9

Income before income taxes	12,179	40,014	27,835	228.5
Provision for income taxes	16,639	15,661	(978)	(5.9)

Net (loss) income	$(4,460)	$24,353	$28,813	646.0

Net (loss) income per common share:
Basic	$(0.06)	$0.33

Diluted	$(0.06)	$0.32

Weighted average common shares outstanding:
Basic	76,247	73,862

Diluted	76,247	75,085

Revenue
     Total revenue. Total revenue decreased $4.2 million due to a reduction in our effective price per transaction under our seven regional contracts with NAPM in January 2009. Under the amended contracts, the pricing model for the use of existing number portability services changed from one that was transaction-based to an annual fixed-fee with price escalators. See the discussion under “Revenue Recognition” for further details of the change in pricing structure.
     Addressing. Addressing revenue increased $2.3 million due to the expanded range of our DNS services, consisting of a $2.1 million increase in revenue from our NeuStar Ultra Services resulting from an increase in demand from customers who rely on us to manage their increasingly complex DNS requirements and a $0.3 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $0.5 million due to an increased number of codes under management. These increases were partially offset by a decrease of $0.7 million in revenue under our contracts to provide telephone number portability services in the United States as a result of a lower effective price per transaction.
     Interoperability. Interoperability revenue decreased $2.1 million, due to a decrease of $3.2 million from our Clearinghouse business segment, which was partially offset by an increase of $1.1 million from our NGM business segment. The decrease in Clearinghouse revenue of $3.2 million was primarily driven by a decrease in revenue of $1.4 million from our order management services. In addition, revenue from our contracts to provide telephone number portability services in the United States decreased $1.3 million due to a reduction in the effective price per transaction. The increase in NGM revenue of $1.1 million was driven by an increase in the number of carrier customers utilizing our inter-carrier mobile instant messaging services.
     Infrastructure and other. Infrastructure and other revenue decreased $4.4 million due to a decrease of $2.9 million from our Clearinghouse business segment and $1.5 million decrease from our NGM business segment. The decrease in Clearinghouse revenue of $2.9 million was primarily driven by a decrease in revenue of $3.4 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services. The decrease in NGM revenue of $1.5 million was due to a decrease in the number of carrier customers utilizing our intra-carrier mobile instant messaging services.
Expense
     Cost of revenue. Cost of revenue increased $3.4 million, due to a $2.6 million increase from our Clearinghouse business segment and a $0.8 million increase from our NGM business segment. The increase in Clearinghouse cost of revenue of $2.6 million was primarily driven by an increase of $1.4 million in personnel and personnel-related expense due to increased headcount in support of our expanded Clearinghouse service offerings. In addition, royalty expenses related to U.S. Common Short Code services increased $1.0 million. The $0.8 million increase in NGM cost of revenue was due primarily to expanded costs associated with additional deployments for the carrier customers utilizing our services.
     Sales and marketing. Sales and marketing expense increased $0.8 million. Our Clearinghouse business segment sales and marketing expense increased $3.3 million, partially offset by a $2.5 million decrease attributable to our NGM business segment. The increase in Clearinghouse sales and marketing expense of $3.3 million was primarily driven by an increase of $2.7 million in personnel and personnel-related expense and a $0.4 million increase in professional fees, related to additions to our sales and marketing team to focus on branding, product launches, and expanded DNS service offerings. The decrease in NGM business segment sales and marketing expense was due predominately to a decrease of $2.4 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM segment restructuring announced in December 2008.
     Research and development. Research and development expense decreased $3.2 million, of which $1.0 million was attributable to our Clearinghouse business segment and $2.2 million was attributable to our NGM business segment. Clearinghouse research and development expense decreased $0.9 million resulting from reductions in personnel and personnel-related expense resulting from decreased headcount. The $2.2 million decrease in NGM research and development expense was attributable to a $1.8 million decrease in personnel and personnel-related expenses as a result of headcount reductions primarily related to our NGM segment restructuring announced in December 2008.
     General and administrative. General and administrative expense decreased $3.0 million, including a $1.4 million decrease attributable to our Clearinghouse business segment, and a $1.6 million decrease attributable to our NGM business segment. Clearinghouse business segment general and administrative expense decreased primarily as a result of a $1.0 million decrease in professional fees and a $0.4 million decrease in personnel and personnel-related expense. The decrease in NGM business segment general and administrative expense was due predominantly to a decrease of $1.2 million in personnel and personnel-related expense as a result of headcount reductions primarily related to our NGM segment restructuring announced in December 2008.
     Depreciation and amortization. Clearinghouse business segment depreciation and amortization expense for the three months ended March 31, 2009 was comparable to these expenses for the three months ended March 31, 2009. The decrease in NGM business segment depreciation and amortization expense of $0.9 million was primarily due to a $1.3 million decrease in amortization of intangible assets as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008. This decrease was partially offset by a $0.2 million increase in the depreciation of capital assets.
     Impairment of goodwill. We recognized an impairment charge of $29.0 million in the first quarter of 2008 to write down the value of goodwill from our NGM business segment. There was no corresponding expense in the first quarter of 2009.
     Interest and other expense. Interest and other expense increased $0.8 million primarily due to trading losses taken on our auction rate securities of $0.4 million. There were no corresponding trading losses in the three months ended March 31, 2008. In addition, interest and other expense increased $0.5 million, driven by a foreign currency transaction loss of $0.3 million in the first quarter of 2009, compared to a foreign currency transaction gain of $0.2 million in the first quarter of 2008.
     Interest and other income. Interest and other income increased $0.9 million primarily due to an increase in the value of our rights to require an investment bank to purchase our ARS, or ARS rights, of $0.9 million and the payment of $1.2 million during the three months ended March 31, 2008 on indemnification claims made in connection with our acquisition of Followap, Inc.. There were no corresponding gains in the three months ended March 31, 2008. These gains were partially offset by a decrease in interest income of $1.2 million due to lower yields as compared to the quarter ended March 31, 2008.
     Provision for income taxes. Our effective tax rate decreased to 39.1% for the three months ended March 31, 2009 from 136.6% for the three months ended March 31, 2008 due primarily to the impact of the $29.0 million non-cash impairment charge recorded in the first quarter of 2008 as a result of a write-down of goodwill, none of which is deductible for tax purposes.

Liquidity and Capital Resources
     Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund stock repurchases, facility expansions, capital expenditures, working capital, acquisitions and debt service requirements. We anticipate that our principal uses of cash in the future will be working capital, capital expenditures, facility expansion, acquisitions and stock repurchases.
     Total cash and cash equivalents and short-term investments were $205.1 million at March 31, 2009, an increase from $161.7 million at December 31, 2008. This increase was due primarily to cash provided by operating activities. Of the $205.1 million included in total cash and cash equivalents and short-term investments, $7.8 million is invested in a cash reserve fund that has been closed to new investments and immediate redemptions.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the credit agreement or we may not be able to borrow cash under the existing credit facility. In addition, lenders holding more than 50% of the loans and commitments under the credit agreement may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the three months ended March 31, 2009, we were in compliance with these covenants. As of March 31, 2009, we had no borrowings under the credit facility and we utilized $8.8 million of the availability under the facility for outstanding letters of credit.
     At March 31, 2009, our long-term investments totaled $41.0 million and consisted of ARS of $30.7 million and $10.3 million of ARS rights. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 15 to 38 years. As a result of current negative conditions in the global credit markets, auctions for our $30.7 million investment in ARS as of March 31, 2009 failed on their respective settlement dates during the first quarter of 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, they are redeemed by the issuer of the securities or a buyer is found outside of the auction process. Given our strong liquidity position and expected cash flows, we do not anticipate the illiquidity of our auction rate securities will materially impact our ability to fund our operations for the next twelve months.
     In November 2008, we accepted a settlement offer from the investment firm that brokered our original purchases of the $41.7 million par value of ARS, with an estimated fair value of $30.7 million as of March 31, 2009. The settlement gave us the right to sell these securities at par value to the investment firm during a two year period beginning on June 30, 2010. We intend to exercise the rights in June 2010.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
Cash flows from operations
     Net cash provided by operating activities for the three months ended March 31, 2009 was $47.4 million, as compared to $54.1 million for the three months ended March 31, 2008. This $6.7 million decrease in net cash provided by operating activities was principally the result of a decrease in non-cash adjustments of $33.8 million, including a goodwill impairment charge of $29.0 million recorded in the first quarter of 2008, and a decrease of $2.0 million relating to a decrease in deferred income taxes. In addition, net changes in operating assets and liabilities decreased $1.7 million. This overall decrease in non-cash adjustments and net changes in operating assets and liabilities was offset by an increase in net income for the corresponding period of $28.8 million.
Cash flows from investing
     Net cash provided by investing activities for the three months ended March 31, 2009 was $1.7 million, as compared to $6.3 million for the three months ended March 31, 2008. This $4.6 million decrease in net cash provided by investing activities was principally due to a decrease of $22.8 million provided by redemptions of our cash reserve fund and ARS investments. This decrease was offset by a $12.9 million decrease in cash paid for acquisitions and a decrease of $5.3 million in purchases of property and equipment.
Cash flows from financing
     Net cash used in financing activities was $1.4 million for the three months ended March 31, 2009, as compared to $104.7 million for the three months ended March 31, 2008. This $103.3 million decrease in net cash used in financing activities was principally the result of payment of $103.8 million to repurchase our Class A common stock during the first quarter of 2008; no payments were made to repurchase our Class A common stock in the first quarter of 2009. This decrease was offset by a $0.8 million decrease in cash used for principal repayments on capital lease obligations.
Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2. FSP FAS 115-2 is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment and to more effectively communicate when an other-than-temporary impairment has occurred. FSP FAS 115-2 applies to fixed maturity securities only and requires separate disclosure of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of FSP FAS 115-2, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 will be effective for our quarter ending June 30, 2009. We are currently evaluating the impact of the adoption of FSP FAS 115-2 on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 will be effective for our quarter ending June 30, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 will be effective for our quarter ending June 30, 2009. We do not expect the adoption of FSP FAS 107-1 to have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies subsequent to January 1, 2009.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended March 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about market risk affecting NeuStar, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our exposure to market risk has not changed materially since December 31, 2008.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in our subsequent periodic reports, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and subsequent reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2009:

				Maximum Number
				(or Approximate
	Total		Total Number of	Dollar Value) of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs	Programs
January 1 through January 31, 2009	3,052	$18.98	—	$—

February 1 through February 28, 2009	4,195	15.83	—	—

March 1 through March 31, 2009	29	16.64	—	—

Total	7,276	$17.16	—	$—

(1).	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
     Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008 (File No. 001-32548).

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed January 28, 2009 (File No. 001-32548).

10.3.2	Amendment to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.1	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.53	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed January 15, 2009 (File No. 001-32548).†

10.54	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 27, 2009 (File No. 001-32548).†

10.55	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 27, 2009 (File No. 001-32548).†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: May 11, 2009	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Interim Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008 (File No. 001-32548).

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed January 28, 2009 (File No. 001-32548).

10.3.2	Amendment to National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.1	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.53	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed January 15, 2009 (File No. 001-32548).†

10.54	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 27, 2009 (File No. 001-32548).†

10.55	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 27, 2009 (File No. 001-32548).†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Compensatory arrangement.