Form 10-Q
period 2009-06-30
NEUSTAR INC
filed 2009-08-04
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 74,339,160 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at July 30, 2009.

NeuStar, Inc.
Index

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 (unaudited)	3
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2009	5
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2009	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
PART II OTHER INFORMATION
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults upon Senior Securities	48
Item 4. Submission of Matters to a Vote of Security Holders	49
Item 5. Other Information	49
Item 6. Exhibits	50
Signatures	52
EX-10.1.3
EX-10.2.2
EX-10.2.3
EX-10.3.3
EX-10.4
EX-10.5.1
EX-10.6.1
EX-10.7.2
EX-10.29
EX-10.36
EX-10.56
EX-10.57
EX-10.99
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,829	$219,193
Restricted cash	496	477
Short-term investments	10,824	48,354
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,542 respectively	71,805	63,563
Unbilled receivables	830	344
Notes receivable	759	—
Prepaid expenses and other current assets	8,928	9,989
Deferred costs	8,518	7,770
Income taxes receivable	4,621	2,138
Deferred tax assets	11,079	10,589

Total current assets	268,689	362,417

Investments, long-term	40,506	—
Property and equipment, net	64,160	67,037
Goodwill	118,067	118,417
Intangible assets, net	16,594	12,383
Deferred costs, long-term	3,333	2,194
Deferred tax assets, long-term	4,244	5,042
Other assets	3,573	4,013

Total assets	$519,166	$571,503

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,901	$6,332
Accrued expenses	52,202	45,064
Deferred revenue	32,530	38,398
Notes payable	2,587	2,650
Capital lease obligations	7,536	8,176
Accrued restructuring reserve	1,867	595
Other liabilities	430	460

Total current liabilities	104,053	101,675

Deferred revenue, long-term	11,657	9,737
Notes payable, long-term	1,777	—
Capital lease obligations, long-term	10,156	8,858
Accrued restructuring reserve, long-term	1,589	1,264
Other liabilities, long-term	3,281	4,090

Total liabilities	132,513	125,624

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and June 30, 2009	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 78,925,222 and 79,298,377 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	79	79
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	—
Additional paid-in capital	321,528	331,657
Treasury stock, 4,949,771 and 4,958,572 shares at December 31, 2008 and June 30, 2009, respectively, at cost	(128,403)	(128,536)
Accumulated other comprehensive loss	(879)	(468)
Retained earnings	194,328	243,147

Total stockholders’ equity	386,653	445,879

Total liabilities and stockholders’ equity	$519,166	$571,503

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenue:
Addressing	$32,268	$31,527	$62,429	$64,018
Interoperability	16,551	13,889	32,991	28,196
Infrastructure and other	71,390	70,348	142,202	136,738

Total revenue	120,209	115,764	237,622	228,952

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	26,811	28,336	51,300	56,179
Sales and marketing	20,219	19,239	38,943	38,746
Research and development	7,754	4,514	15,302	8,827
General and administrative	15,151	14,301	31,633	27,802
Depreciation and amortization	10,286	9,332	20,406	18,577
Impairment of goodwill	—	—	29,021	—

	80,221	75,722	186,605	150,131

Income from operations	39,988	40,042	51,017	78,821
Other (expense) income:
Interest and other expense	(2,866)	(427)	(3,324)	(1,651)
Interest and other income	1,233	724	2,841	3,183

Income before income taxes	38,355	40,339	50,534	80,353
Provision for income taxes	15,499	15,873	32,138	31,534

Net income	$22,856	$24,466	$18,396	$48,819

Net income per common share:
Basic	$0.31	$0.33	$0.25	$0.66

Diluted	$0.30	$0.32	$0.24	$0.65

Weighted average common shares outstanding:
Basic	73,214	74,314	74,799	74,225

Diluted	75,112	75,427	77,159	75,359

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2009
Operating activities:
Net income	$18,396	$48,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,406	18,577
Stock-based compensation	8,894	8,241
Amortization of deferred financing costs	86	84
Excess tax benefits from stock-based compensation	(2,147)	(483)
Deferred income taxes	2,526	(68)
Impairment of goodwill	29,021	—
Provision for doubtful accounts	1,213	1,439
Other-than-temporary loss on available-for-sale investments	2,086	—
Gain on available-for-sale investments and trading securities	—	(491)
Gain on auction rate securities rights	—	(464)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,035	6,049
Unbilled receivables	(659)	486
Notes receivable	1,058	759
Prepaid expenses and other current assets	(958)	(1,061)
Deferred costs	(983)	1,887
Income taxes receivable	(8,278)	2,966
Other assets	955	(383)
Other liabilities	1,326	488
Accounts payable and accrued expenses	(6,315)	(6,953)
Income taxes payable	(3,254)	—
Accrued restructuring reserve	(205)	(1,597)
Deferred revenue	(3,448)	3,948

Net cash provided by operating activities	66,755	82,243

Investing activities:
Purchases of property and equipment	(16,634)	(12,683)
Sales of investments, net	32,893	4,298
Business acquired, net of cash	(13,755)	—

Net cash provided by (used in) investing activities	2,504	(8,385)

Financing activities:
(Disbursement) reduction of restricted cash	(69)	19
Principal repayments on notes payable	(1,670)	(1,714)
Principal repayments on capital lease obligations	(2,383)	(5,217)
Proceeds from exercise of common stock options	5,557	1,405
Excess tax benefits from stock-based compensation	2,147	483
Repurchase of restricted stock awards	(185)	(133)
Repurchase of common stock	(124,855)	—

Net cash used in financing activities	(121,458)	(5,157)
Effect of foreign exchange rates on cash and cash equivalents	435	(337)

Net (decrease) increase in cash and cash equivalents	(51,764)	68,364
Cash and cash equivalents at beginning of period	98,630	150,829

Cash and cash equivalents at end of period	$46,866	$219,193

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2009
1. DESCRIPTION OF BUSINESS AND ORGANIZATION
     NeuStar, Inc. (the Company or Neustar) was incorporated as a Delaware corporation in 1998. The Company provides essential clearinghouse services to the communications industry and enterprise customers. Its customers use the databases the Company contractually maintains in its clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers (CSPs) and to manage technological changes in their own networks. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and it enables the dynamic routing of calls among thousands of competing CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, must access the Company’s clearinghouse to properly route virtually all of their customers’ calls. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company provides domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and it also manages the authoritative directories for the .us and .biz Internet domains. The Company operates the authoritative directory for U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry, and provides solutions used by mobile network operators throughout Europe and Asia to enable mobile instant messaging for their end users.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).
     In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009, the issuance date of these unaudited interim financial statements.
Reclassification
     Certain prior period amounts have been reclassified to conform with current period presentation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; restructuring liabilities; valuation of investments; recoverability of intangible assets, other long-lived assets and goodwill; and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
     The annual goodwill impairment test, any required interim goodwill impairment test and the related determination of the fair value of reporting units and intangible assets each involve the use of significant estimates and assumptions by management, and are inherently subjective. In particular, for each of the Company’s reporting units, the significant assumptions used to determine fair value include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and based on a number of factors, including factors outside of the Company’s control. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Such a charge could have a material effect on the Company’s consolidated financial position because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet. As of June 30, 2009, the Company had $96.1 million and $22.3 million, respectively, in goodwill for its Clearinghouse reporting unit and its NGM reporting unit.
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
     As a result of the strategic repositioning of the Company’s NGM business and the resulting change in the financial forecast, the Company recorded an impairment of long-lived assets specific to its NGM reporting unit of $18.2 million during the fourth quarter of 2008. As of June 30, 2009, the Company had $62.2 million and $17.2 million in long-lived assets for its Clearinghouse reporting unit and its NGM reporting unit, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2008, the Company believes the carrying amount of its long-term debt approximates its fair value because the fixed and variable interest rates of the debt approximate a market rate. The Company’s long-term debt balance as of June 30, 2009 is zero. The fair value of the Company’s cash reserve fund included in short-term investments was primarily determined using pricing models that utilized recent trades for securities in active markets, dealer quotes for those securities considered to be inactive, and assumptions surrounding contractual terms, maturity and liquidity (see Note 4). The Company determined the fair value of its auction rate securities using an average of discounted cash flow models (see Note 4). The Company has a right to sell its auction rate securities, beginning June 30, 2010, to the investment firm that brokered the original purchases. The fair value of the Company’s auction rate securities rights is based on the estimated discounted cash flow of the associated auction rate securities (see Note 4). As permitted under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS No. 159), the Company elected fair value measurement for the auction rate securities rights.
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2008		June 30, 2009
			(unaudited)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$150,829	$150,829	$219,193	$219,193
Restricted cash (current assets)	$496	$496	$477	$477
Short-term investments	$10,824	$10,824	$48,354	$48,354
Investments, long-term	$40,506	$40,506	$—	$—
Marketable securities (long-term other assets)	$268	$268	$1,112	$1,112
Deferred compensation (long-term other liabilities)	$284	$284	$1,122	$1,122
Notes payable, long-term	$1,777	$1,777	$—	$—
Investments
     The Company’s investments classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other (expense) income. The cost of available-for-sale short-term investments sold is based on the specific identification method for the three months ended March 31, 2008. Because of other-than-temporary charges related to short-term investments recognized in earnings subsequent to the first quarter of 2008, the cost of securities sold during the three months ended June 30, 2008, and the three and six months ended June 30, 2009, is reduced by a pro-rata allocation of other-than-temporary losses previously recognized as a charge to earnings. Interest and dividends on these securities is included in interest and other income.
     The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; the Company’s intent to sell an impaired security, and the probability that the Company will be required to sell the security before the market

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value recovers. Prior to April 1, 2009, declines in value below cost for investments which the Company had the ability and intent to hold the investment for a period of time sufficient to allow for a market recovery, were not recognized as an other-than temporary charge in earnings. Beginning in April 1, 2009, in connection with the adoption of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), for declines in value below the amortized cost basis for investments which the Company does not intend to sell prior to recovery and it is not more likely than not the Company will be required to sell the related security before the recovery of its amortized cost basis, the difference between the present value of the cash flows expected to be collected and the amortized cost basis, or credit loss, is recognized as an other-than temporary charge in interest and other expense. The difference between the estimated fair value and the security’s amortized cost basis at the measurement date related to all other factors is reported as a separate component of accumulated other comprehensive loss. As of June 30, 2009, there were no unrealized losses recorded for the Company’s available-for-sale investments.
     The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. At June 30, 2009, the Company classified its auction rate securities as trading pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in the fair value of these securities recorded in interest and other income (see Note 3). Interest and dividends on these securities are included in interest and other income.
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
     Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available. In addition, the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In the six months ended June 30, 2008, the Company recorded a goodwill impairment charge of $29.0 million related to its NGM reporting unit (see Note 6). There was no impairment charge related to the Company’s Clearinghouse reporting unit in the six months ended June 30, 2008. There were no impairment charges related to the Company’s Clearinghouse or NGM reporting units during the six months ended June 30, 2009.
Identifiable Intangible Assets
     Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are reviewed for impairment in accordance with SFAS No. 144.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimates of undiscounted cash flows are done at the lowest possible level for which there are identifiable cash flows. If such assets are considered impaired, the amount of impairment recognized is equal to the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or the fair value less costs to sell.
     In connection with an interim goodwill impairment test of the NGM reporting unit in March 2008, the Company performed a recoverability test of the long-lived assets of its NGM reporting unit. For purposes of recognition and measurement of an impairment, the Company determined that the lowest level of identifiable cash flows is at the NGM reporting unit level. This asset grouping at the NGM reporting unit level was determined as the NGM long-lived assets do not have identifiable cash flows that are independent of the cash flows of other NGM assets and liabilities. The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying value and no asset impairment charges were recognized during the three months ended March 31, 2008. A recoverability test of the long-lived assets of the NGM reporting unit was not performed during the three months ended June 30, 2008 or during the three and six months ended June 30, 2009 because the Company did not identify any events during these periods indicating that the carrying value of the long-lived assets of the NGM reporting unit may not be recoverable.
Revenue Recognition
     The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Pursuant to various private commercial and government contracts, the Company provides addressing, interoperability and infrastructure services.
Significant Contracts
     The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC (NAPM), an industry group that represents all telecommunications service providers in the United States. In 2008, the Company recognized revenue under its contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission. In January 2009, the Company amended its seven regional contracts with NAPM under which it provides telephone portability and other clearinghouse services to CSPs in the United States. These amendments provide for an

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
annual fixed-fee pricing model under which the annual fixed-fee (Base Fee) is set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain Internet Protocol (IP) fields and functionality. Moreover, the amendments provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of any volume credits is done annually at the end of the year and such credits are applied to the following year’s invoices. The Company determines the fixed and determinable fee under the amendments on an annual basis and recognizes such fee on a straight-line basis over twelve months. For 2009, the Company has concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. The Company records the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.
     Under the Company’s contracts with NAPM, the Company also bills a Revenue Recovery Collections (RRC) fee equal to a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges.
     During 2008, per transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the three and six months ended June 30, 2008, the average price per transaction was $0.87 and $0.88, respectively.
     For the three and six months ended June 30, 2009, the effective price per transaction under the contracts with NAPM was $0.74 and $0.73, respectively. The effective price per transaction is calculated by dividing the straight-line portion of the fixed and determinable fee by the number of transactions during the corresponding period.
Addressing
     The Company’s addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. The Company generates revenue from its telephone number administration services under two government contracts. Under its contract to serve as the North American Numbering Plan Administrator, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. Under the Company’s contract to serve as the National Pooling Administrator, the Company earns a fixed price associated with administration of the pooling system. The Company recognizes revenue for this contract on a straight-line basis over the term of the contract. In the event the Company estimates losses on its fixed price contracts, the Company recognizes these losses in the period in which a loss becomes apparent.
     In addition to the administrative functions associated with its role as the National Pooling Administrator, the Company also generates revenue from implementing the allocation of pooled blocks of telephone numbers under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months. For its Internet domain name services, the Company generates revenue for Internet domain registrations, which generally have contract terms between one and ten years. The Company recognizes revenue on a straight-line basis over the term of the related customer contracts.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company generates revenue through internal and external managed domain name services. The Company’s revenue consists of customer set-up fees, monthly recurring fees and per-transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide its managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month, the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided. The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the customer contracts.
Interoperability
     The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from providing number portability services under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months.
     Under its long-term contract with Canadian LNP Consortium, Inc., the Company recognizes revenue on a per-transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed. The Company generates revenue from its inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of user subscription fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes user subscription fee revenue on a monthly basis over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
Infrastructure and Other
     The Company’s infrastructure services consist primarily of network management and connection services. The Company generates revenue from network management services under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with NAPM. The Company recognizes connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. The Company generates revenue from its intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue on a straight-line basis over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.

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
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). The Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing models. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
Basic and Diluted Net Income per Common Share
     In 2009, the Company adopted and retrospectively applied FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. The Company’s restricted stock awards are considered to be participating securities because they contain non-forfeitable rights to cash dividends, if declared and paid. In lieu of presenting earnings per share pursuant to the two-class method, the Company has included shares of unvested restricted stock awards in the computation of basic net income per common share as the resulting earnings per share would be the same under both methods. As a result of the adoption and retrospective application of the provisions of FSP EITF 03-6-1, the net income per diluted share for the three months ended June 30, 2008 decreased from $0.31 to $0.30. The basic net income per common share for the three months and six months ended June 30, 2008, and the diluted net income per common share for the six months ended June 30, 2008 were not materially affected by the adoption of FSP EITF 03-6-1.
     Basic net income per common share is computed by dividing net income by the weighted-average number of common shares and participating securities outstanding during the period. Unvested restricted stock units and performance vested restricted stock units (PVRSU) are excluded from the computation of basic net income per common share because the underlying shares have not yet been earned by the shareholder. Shares underlying stock options are also excluded because they are not considered outstanding shares. Diluted net income per common

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock units and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the components of total comprehensive income, net of taxes, during the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net income	$22,856	$24,466	$18,396	$48,819
Unrealized loss / gain on available-for-sale securities	811	385	(835)	453
Accumulated translation adjustments	215	549	248	(41)

Total comprehensive income	$23,882	$25,400	$17,809	$49,231

     The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three and six months ended June 30, 2008 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Tax (provision) benefit:
Unrealized loss/gain on available-for-sale securities	$(526)	$(54)	$542	$(55)
Accumulated translation adjustments	$(79)	$(326)	$(188)	$296
Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in FASB Statement 141(R), Business Combinations (FAS 141(R)), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FAS No. 141(R) and instead carries forward most of the provisions in SFAS No.141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company expects that FSP 141R-1 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any contingencies acquired subsequent to January 1, 2009.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Company is required to adopt the provisions of SFAS No. 168 for its third quarter of 2009.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), which, among other things, amends FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN No. 46(R)), to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amend certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The Company is required to adopt the provisions of SFAS No. 167 for its annual and interim periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.
3. INVESTMENTS
     A summary of the Company’s securities available-for-sale as of December 31, 2008 and June 30, 2009 is as follows (in thousands):

	December 31, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$10,824	$—	$—	$10,824

	June 30, 2009
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Cash reserve fund	$6,721	$367	$—	$7,088

     In December 2007, the Company was advised that a cash reserve fund, classified as an available-for-sale investment, would be closed to new investments and subject to scheduled redemptions as determined by the fund. In the event the estimated fair value of the Company’s investment in this fund declines below its amortized cost basis, the Company believes it will more likely than not be required to redeem the security prior to market recovery and will record declines in fair value as a loss in the current period earnings.
     The Company has evaluated its investment in the cash reserve fund to determine whether any unrealized losses represent an other-than-temporary impairment. Based on the Company’s assessment, the Company recorded a $0.8 million charge to earnings for the three and six months ended June 30, 2008 to recognize the unrealized loss on the cash reserve fund as an other-than-temporary impairment. At June 30, 2009, the amortized cost of the Company’s investment in the cash reserve fund reflects $1.4 million of other-than-temporary impairment charges recorded during 2008. The Company reduced the amortized cost for this investment by the amount of the other-than-temporary impairment charges. The new amortized cost basis will not be increased for subsequent recoveries in fair value, rather, recoveries will be recorded in accumulated other comprehensive income or loss. A further decline in fair value will be considered to be other-than-temporary, and the Company will record an additional loss in the period when the subsequent impairment becomes apparent. At June 30, 2009, the Company recorded an unrealized gain of $367,000 related to this fund.
     During the three and six months ended June 30, 2008, the Company redeemed $6.8 million and $23.4 million, respectively, from this cash reserve fund and recognized losses from redemptions of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2009, $1.0 million and $4.1 million, respectively, was redeemed from this cash reserve fund and the Company recorded gains from redemptions of $41,000 and $45,000, respectively.
     As of June 30, 2009, the Company had investments with an original par value of $41.6 million and an estimated fair value of $31.4 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
these investments range from 15 to 38 years. As a result of current negative conditions in the global credit markets, auctions for the $31.4 million investment in these securities have failed to settle and may continue to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers redeem the securities or a buyer is found outside of the auction process.
     In November 2008, the Company accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $41.6 million par value of ARS, which provides the Company with a right to sell these securities at par value to the investment firm during a two-year period beginning June 30, 2010. Because the settlement agreement is a legally enforceable firm commitment, the rights are recognized as a financial asset at fair value in the Company’s consolidated balance sheets and accounted for separately from the associated ARS securities. The Company elected to measure the rights at their fair value pursuant to SFAS No. 159 and classify the associated ARS as trading pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires changes in the fair value of trading securities to be recorded in current period earnings, which the Company believes will substantially offset changes in the fair value of the rights, subject to the continued expected performance by the investment firm of its obligations under the ARS rights offering. At December 31, 2008, the estimated fair value of the ARS rights of $9.4 million was classified in long-term investments in the Company’s consolidated balance sheets. The Company intends to exercise its right to sell these securities to the investment firm on June 30, 2010. At June 30, 2009, the estimated fair value of the ARS rights of $9.9 million is classified in short-term investments in the Company’s consolidated balance sheets.
     Under the terms of the ARS rights offering, if the investment firm is successful in selling the ARS prior to June 30, 2010, the investment firm is obligated to pay the Company par value for the related ARS sold. During the three months ended June 30, 2009, the Company received original par value of $150,000 in cash from the investment firm related to the successful sale of certain ARS and recognized realized gains of $51,000.
     During the three and six months ended June 30, 2009, the Company recorded $0.9 million and $0.4 million, respectively, in income to earnings to recognize gains on the ARS investments. During the three and six months ended June 30, 2009, the Company recorded a loss of $0.4 million and a gain of $0.5 million, respectively, related to the change in estimated fair value of the ARS rights.
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
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table sets forth the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, by level within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Cash reserve fund – available-for-sale securities (short-term investments)	$—	$—	$7,088	$7,088
Auction rate securities – trading securities (short-term investments)	—	—	31,386	31,386
Auction rate securities rights (short-term investments)	—	—	9,880	9,880
Marketable securities (1)	1,112	—	—	1,112
Deferred compensation (2)	1,122	—	—	1,122

(1)	In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the Plan) to provide directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Cash Reserve	Auction Rate
	Fund	Securities	ARS Rights
Balance on December 31, 2008	$10,824	$31,090	$9,416
Transfers in and/or (out) of Level 3	—	—	—
Total gains (losses) realized / unrealized included in earnings	45	446	464
Total unrealized gains included in accumulated other comprehensive loss	367	—	—
Purchases, sales, issuances and settlements, net	(4,148)	(150)	—

Balance on June 30, 2009	$7,088	$31,386	$9,880

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
     As described in Note 3, in November 2008, the Company accepted a settlement offer in the form of a rights offering from an investment firm which provides the Company with the right to sell the ARS at par to the investment firm during a two-year period beginning June 30, 2010. Because the settlement is a legally enforceable firm commitment, the rights are recognized as a financial asset at its fair value of $9.9 million in the Company’s consolidated balance sheet as of June 30, 2009, and are accounted for separately from the associated ARS. Changes in the fair value of the rights are recognized in current period earnings. The valuation technique used to measure fair

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value of the rights is the discounted cash flow method, which involves judgment and assumptions surrounding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to settle its obligation in accordance with ARS rights offering.
5. ACQUISITION
Webmetrics, Inc.
     On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded the Company’s Internet and infrastructure services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and the results of operations of Webmetrics have been included in the accompanying consolidated statement of operations since the date of acquisition. Of the total purchase price, $0.4 million has been allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.9 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.
     In 2008 and the six months ended June 30, 2009, the Company recorded $1.2 million and $350,000, respectively, in purchase price adjustments to goodwill related to earn-out consideration in accordance with the original purchase agreement.
6. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2008 is as follows (in thousands):

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2007	$88,148	$115,945	$204,093
Acquisitions	6,379	—	6,379
Purchase price adjustments	840	—	840
Impairment charge	—	(29,021)	(29,021)

Balance at June 30, 2008	$95,367	$86,924	$182,291

     The change in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2009 is as follows (in thousands):

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2008	$95,724	$22,343	$118,067
Acquisitions	—	—	—
Purchase price adjustments	350	—	350
Impairment charge	—	—	—

Balance at June 30, 2009	$96,074	$22,343	$118,417

     Late in the first quarter of 2008, NGM experienced certain changes in market conditions and customer-related events that caused NGM to revise its business forecast, triggering the requirement to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the reporting unit was less than its net book value. The Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $29.0 million in the first quarter of 2008. The goodwill impairment has been recorded under the caption “Impairment of Goodwill” in the unaudited consolidated statements of operations. The Company did not identify an event or occurrence that would trigger an interim impairment test during the three months ended June 30, 2008, or during the three and six months ended June 30, 2009; as a result, no interim impairment test was performed.
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	June 30,	Period
	2008	2009	(In Years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$36,659	$36,659	5.6
Accumulated amortization	(24,196)	(26,831)

Customer lists and relationships, net	12,463	9,828

Acquired technology	17,744	17,744	3.3
Accumulated amortization	(13,633)	(15,189)

Acquired technology, net	4,111	2,555

Trade name	200	200	3.0
Accumulated amortization	(180)	(200)

Trade name, net	20	—

Intangible assets, net	$16,594	$12,383

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $3.8 million and $1.9 million for the three months ended June 30, 2008 and 2009, respectively, and $7.6 million and $4.2 million for the six months ended June 30, 2008 and 2009, respectively. Amortization expense related to intangible assets for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, is expected to be approximately $7.8 million, $4.7 million, $2.4 million, $1.5 million, and $0.2 million, respectively.
7. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2008 and June 30, 2009, but available borrowings were reduced by letters of credit of $8.8 million and $8.8 million, respectively.
     The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2008 and the six months ended June 30, 2009 the Company was in compliance with these covenants.
     In May 2007, the Company entered into a note payable with a vendor for $9.7 million for the purchase of software and services. The note payable is non-interest bearing and principal payments of approximately $810,000 are due quarterly over the three year term ending April 2010.
8. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has three stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (the 1999 Plan), the NeuStar, Inc. 2005 Stock Incentive Plan (the 2005 Plan), and the NeuStar, Inc. 2009 Stock Incentive Plan (the 2009 Plan). The Company may grant to its directors, employees and consultants awards under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, PVRSUs, and other stock-based awards. The Company will not grant any additional awards under the 1999 Plan or the 2005 Plan. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares that would otherwise be available for issuance under the 1999 Plan and 2005 Plan. As of June 30, 2009, 12,361,538 shares were available for grant or award under the 2009 Plan.
     Stock-based compensation expense recognized under SFAS No. 123(R) was $4.5 million and $4.5 million for the three months ended June 30, 2008 and 2009, respectively, and $8.9 million and $8.2 million for the six months ended June 30, 2008 and 2009, respectively. As of June 30, 2009, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date was estimated to be $31.2 million, which the Company expects to recognize over a weighted average period of approximately 1.46 years. Total unrecognized compensation expense as of June 30, 2009 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company utilizes the Black-Scholes option-pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended June 30, 2008 and 2009 was $8.04 and $7.15, respectively, and for options granted during the six months ended June 30, 2008 and 2009 was $8.48 and $6.08, respectively.
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2008 and 2009, and a discussion of the Company’s assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	35.82%	42.71%	35.82%	44.01%
Risk-free interest rate	2.56%	1.68%	2.56%	1.50%
Expected life of options (in years)	4.37	4.42	4.37	4.42
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data since its initial public offering in June 2005, the Company considered the implied volatility and historical volatility of its stock price over a term similar to the expected life of the grant in determining its expected volatility.
     Risk-free interest rate — The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant.
     Expected life of the options — The expected term is the period of time that options granted are expected to remain outstanding. The Company determined the expected life of stock options based on the weighted average of (a) the time-to-settlement from grant of historically settled options and (b) a hypothetical holding period for the outstanding vested options as of the date of fair value estimation. The hypothetical holding period is the amount of time the Company assumes a vested option will be held before the option is exercised. To determine the hypothetical holding period, the Company assumes that a vested option will be exercised at the midpoint of the time between the date of fair value estimation and the remaining contractual life of the unexercised vested option.
     The following table summarizes the Company’s stock option activity for the six months ended June 30, 2009:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 2008	4,660,565	$20.15
Options granted	1,828,119	16.10
Options exercised	(311,720)	4.51
Options canceled	(350,576)	27.47

Outstanding at June 30, 2009	5,826,388	19.28

Exercisable at June 30, 2009	2,837,547	$17.99

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $29.8 million and $3.7 million, respectively. The aggregate intrinsic value for all options outstanding under the Company’s stock plans as of June 30, 2009 was $34.7 million. The aggregate intrinsic value for options exercisable under the Company’s stock plans as of June 30, 2009 was $23.4 million. The weighted-average remaining contractual life for all options outstanding under the Company’s stock plans as of June 30, 2009 was 5.23 years.
The weighted-average remaining contractual life for options exercisable under the Company’s stock plans as of June 30, 2009 was 4.1 years.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2009:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding December 31, 2008	260,298	$25.50
Granted	89,300	18.50
Vested	(29,903)	28.16
Forfeited	(27,865)	27.68

Outstanding June 30, 2009	291,830	$22.88

     The aggregate intrinsic value for all non-vested restricted stock outstanding under the Company’s stock incentive plans at June 30, 2009 was $6.5 million. During the three and six months ended June 30, 2009, the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company repurchased 3,167 and 8,801 shares of common stock, respectively, for an aggregate purchase price of approximately $61,000 and $168,000 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholdings obligations.
Performance Vested Stock Units
     The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2009:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested December 31, 2008	413,143	$28.98
Granted	524,473	15.46
Vested	—	—
Forfeited	(70,840)	25.11

Non-vested June 30, 2009	866,776	$21.11

     During 2007 and 2008, the Company granted 322,290 and 291,083 PVRSUs, respectively, to certain employees with an aggregate fair value of $10.5 million and $7.6 million, respectively. During the three and six months ended June 30, 2009, the Company granted 9,048 and 524,473 PVRSUs, respectively, to certain employees with an aggregate fair value of $0.2 million and $8.1 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Under SFAS No. 123(R), compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 50% of the target will be achieved for its 2007 and 2008 PVRSU grants. The Company currently estimates that 100% of the target for the 2009 PVRSU grants will be achieved. The fair value of the PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.
     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at June 30, 2009 was $19.2 million.
Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2009:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding December 31, 2008	110,599	$26.21
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding June 30, 2009	110,599	$26.21

     These restricted stock units issued to the Company’s board of directors will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.
     The aggregate intrinsic value for restricted stock units outstanding as of June 30, 2009 was approximately $2.5 million.
Treasury Stock
     Pursuant to the Company’s stock incentive plans, employees may elect to satisfy their tax withholding obligations upon vesting of restricted stock awards by having the Company make such payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation. As a result of such employee elections, the Company withheld 5,849 shares and 8,801 shares, respectively, during the six months ended June 30, 2008 and 2009 with a total market value of approximately $186,000 and $168,000, respectively, from previously granted restricted stock awards for settlement of employee tax liabilities and these shares were accounted for as treasury stock.
     On February 14, 2008, a special committee of the Board of Directors authorized the repurchase of up to $250 million in shares of the Company’s Class A common stock in accordance with applicable rules under the Securities Exchange Act of 1934. As of December 31, 2008, a total of 4,837,109 shares had been repurchased for an aggregate purchase price of approximately $124.9 million. The Company has not repurchased shares under this program during the three and six months ended June 30, 2009. All repurchased shares are accounted for as treasury shares.
9. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per common share calculation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Computation on basic net income per common share:
Net income	$22,856	$24,466	$18,396	$48,819

Weighted average common shares and participating securities outstanding — basic	73,214	74,314	74,799	74,225

Basic net income per common share	$0.31	$0.33	$0.25	$0.66

Computation on diluted net income per common share:
Net income	$22,856	$24,466	$18,396	$48,819

Weighted average common shares and participating securities outstanding — basic	73,214	74,314	74,799	74,225
Effect of dilutive securities:
Stock-based awards	1,898	1,113	2,360	1,134

Weighted average common shares outstanding — diluted	75,112	75,427	77,159	75,359

Diluted net income per common share	$0.30	$0.32	$0.24	$0.65

     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the shares excluded from the calculation of the denominator for basic and diluted net income per common share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Shares excluded from EPS denominator due to anti-dilutive effect:
Common stock options	3,340	4,152	3,089	4,134

10. SEGMENT INFORMATION
     The Company has two reportable operating segments: Clearinghouse and NGM.
     Information for the three and six months ended June 30, 2008 and 2009 regarding the Company’s reportable operating segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenue:
Clearinghouse	$116,879	$112,690	$230,430	$222,405
NGM	3,330	3,074	7,192	6,547

Total revenue	$120,209	$115,764	$237,622	$228,952

Depreciation and amortization:
Clearinghouse	$7,336	$7,490	$14,740	$14,920
NGM	2,950	1,842	5,666	3,657

Total depreciation and amortization	$10,286	$9,332	$20,406	$18,577

Income (loss) from operations:
Clearinghouse	$51,559	$46,459	$101,960	$89,603
NGM	(11,571)	(6,417)	(50,943)	(10,782)

Income (loss) from operations	$39,988	$40,042	$51,017	$78,821

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Information as of December 31, 2008 and June 30, 2009 regarding the Company’s reportable operating segments is as follows (in thousands):

	December 31,	June 30,
	2008	2009
Total assets:
Clearinghouse	$458,689	$514,835
NGM	60,477	56,668

Total assets	$519,166	$571,503

Goodwill:
Clearinghouse	$95,724	$96,074
NGM	22,343	22,343

Goodwill	$118,067	$118,417

Intangible assets:
Clearinghouse	$13,552	$10,380
NGM	3,042	2,003

Intangible assets	$16,594	$12,383

11. RESTRUCTURING CHARGES
     At December 31, 2008 and June 30, 2009, the total accrued liability associated with restructuring and other related charges was $3.5 million and $1.9 million, respectively. The accrued restructuring liability relating to the Company’s Clearinghouse lease and facilities exit costs was $1.8 million and $1.6 million at December 31, 2008 and June 30, 2009, respectively. The Company paid approximately $0.2 million, net of sublease payments, in each of the six months ended June 30, 2008 and 2009, respectively, related to the Clearinghouse restructuring. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.
     During the fourth quarter of 2008, management committed to and implemented a restructuring plan for the NGM business to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved the reduction in and closure of specific leased facilities in some of the Company’s international locations. The accrued restructuring liability at December 31, 2008 related to the NGM severance and related costs was $1.2 million. There were no accrued restructuring liabilities related to the NGM severance and related costs at June 30, 2009. The accrued restructuring liability at December 31, 2008 and June 30, 2009 related to the NGM lease and facilities exit costs was $0.5 million and $0.3 million, respectively. In the six months ended June 30, 2009, the Company paid approximately $1.2 million and $0.2 million, related to severance and related costs, and lease and facilities exit costs, respectively. The Company did not record any adjustments to the NGM restructuring estimates during the six months ended June 30, 2009. Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2012.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Interest and other expense:
Interest expense	$439	$849	$881	$1,199
(Gain) loss on asset disposals	(9)	3	(46)	206
Foreign currency transaction loss (gain)	148	(425)	(39)	(164)
Impairments and realized losses cash reserve fund	971	—	1,211	—
Impairments and trading losses auction rate securities	1,317	—	1,317	410

Total	$2,866	$427	$3,324	$1,651

Interest and other income:
Interest income	$1,233	$249	$2,841	$638
(Loss) gain on auction rate securities rights	—	(422)	—	464
Realized gains cash reserve fund	—	41	—	45
Trading gains auction rate securities	—	856	—	856
Gain on indemnification claims	—	—	—	1,180

Total	$1,233	$724	$2,841	$3,183

     During the three months ended March 31, 2009, the Company received $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006.
13. INCOME TAXES
     As of December 31, 2008 and June 30, 2009, the Company had unrecognized tax benefits of $1.1 million and $1.3 million, respectively, of which $0.6 million and $1.3 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate decreased to 39.2% for the six months ended June 30, 2009 from 63.6% for the six months ended June 30, 2008 due primarily to the impact of the $29.0 million non-cash impairment charge in the first quarter of 2008 related to a write-down of goodwill, none of which is deductible for tax purposes.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $19,000 and $34,000 for the three months ended June 30, 2008 and 2009, respectively, and $62,000 and $61,000 for the six months ended June 30, 2008 and 2009, respectively. As of December 31, 2008 and June 30, 2009, the Company had established reserves of approximately $80,000 and $133,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files federal, state and local income tax returns in the United States and in many foreign jurisdictions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service has initiated an examination of the Company’s federal income tax returns for the years 2005 and 2006. It is anticipated that the examination will be completed within the next twelve months. While the ultimate outcome of the audit is uncertain, management does not currently believe

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Overview
     During the second quarter of 2009, we continued to experience increased demand for our number portability services in the United States and our internet domain name services; however, our total revenue for the quarter decreased 4% as compared to the second quarter of 2008. This revenue decrease was primarily driven by the pricing amendments to our contracts to provide number portability services in the United States. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition – Significant Contracts to our Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report for information regarding these contract amendments. Under these contracts, we processed 96.1 million transactions during the second quarter of 2009, representing growth in transaction volume of 7% over the second quarter of 2008.
     In January 2009, we amended our contracts with North American Portability Management LLC, or NAPM, under which we provide telephone portability and other clearinghouse services in the United States. Under the amended contracts, the pricing model changed from one that is transaction-based to an annual fixed-fee with price escalators. In the second quarter of 2009, we recognized $71.3 million of revenue under these contracts. This represents the pro-rata portion for the second quarter of 2009 of the fixed and determinable fee under these contracts, which equates to an effective price per transaction of $0.74, compared to $0.87 for the second quarter of 2008.  In May 2009, we amended our contracts with NAPM to adopt and implement certain internet protocol, or IP fields, and functionality for voice, short messaging service, or SMS, and multi-media messaging service, or MMS, as previously contemplated by the amended agreements that were executed in January 2009.
     In addition, we continued to see increased internet traffic and increased demand for our secure, reliable and scalable internet domain name systems, more specifically, our Ultra Services. We recognized $12.9 million of revenue from our Ultra Services in the second quarter of 2009, a 19% increase over the corresponding period in 2008.
     We continue to focus on positioning our company for future growth by streamlining our business activities, leveraging our operational capabilities and strengthening our management team by appointing a Chief Financial Officer and Chief Technology Officer.  In meeting management’s profitability objectives, during the first and second quarters of 2009, we reduced total operating expenses as compared to the corresponding periods in 2008.  In the six months ended June 30, 2009, our cash flow provided by operating activities was $82.2 million demonstrating our ability to generate strong cash flows despite current economic conditions.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See the information in our filings with the Securities and Exchange Commission from time to time; including Part I, “Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, and our subsequent periodic and current reports, for certain matters that may bear on our results of operations.
   Revenue Recognition
     We provide the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Pursuant to various private commercial and government contracts, we provide addressing, interoperability and infrastructure services.
     Significant Contracts
     We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States. In 2008, we recognized revenue under our contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission, or FCC. In January 2009, we amended our seven regional contracts with NAPM under which we provide telephone number portability and other clearinghouse services to communications service providers, or CSPs, in the United States. These amendments provide for an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, is set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain Internet Protocol, or IP, fields and functionality. Moreover, the amendments provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of any volume credits is done annually at the end of the year and such credits are applied to the following year’s invoices. We determine the fixed and determinable fee under the amendments on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2009, we have concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. We record the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.
     Under our contracts with NAPM, we also bill a Revenue Recovery Collections fee equal to a percentage of monthly billings to customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges.
     During 2008, per-transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the three and six months ended June 30, 2008, the average price per transaction was $0.87 and $0.88, respectively.
     For the three and six months ended June 30, 2009, the effective price per transaction under the contracts with NAPM was $0.74 and $0.73, respectively. The effective price per transaction is calculated by dividing the ratable portion of the fixed and determinable fee by the number of transactions during the corresponding period.
     Addressing
     Our addressing services include telephone number administration, implementing the allocation of pooled blocks of telephone numbers, directory services for Internet domain names and U.S. Common Short Codes, and internal and external managed domain name services. We generate revenue from our telephone number administration services under two government contracts. Under our contract to serve as the North American Numbering Plan Administrator, we earn a fixed annual fee and recognize this fee as revenue on a straight-line basis as services are provided. Under our contract to serve as the National Pooling Administrator, we earn a fixed price associated with administration of the pooling system. We recognize revenue for this contract on a straight-line basis over the term of the contract. In the event we estimate losses on our fixed price contracts, we recognize these losses in the period in which a loss becomes apparent.
     In addition to the administrative functions associated with our role as the National Pooling Administrator, we also generate revenue from implementing the allocation of pooled blocks of telephone numbers under our long-term contracts with NAPM. In 2008, we recognized revenue on a per transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, we determine the fixed and determinable fee on an annual basis and recognize such fee on a straight-line basis over twelve months. For our Internet domain name services, we generate revenue for Internet domain registrations, which generally have contract terms between one and ten years. We recognize revenue on a straight-line basis over the term of the related customer contracts.
     We generate revenue through internal and external managed domain name services. Our revenue consists of customer set-up fees, monthly recurring fees and per-transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under our contracts to provide our managed domain name services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month, we recognize the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided. We generate revenue from our U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and we recognize revenue on a straight-line basis over the term of the customer contracts.
     Interoperability
     Our interoperability services consist primarily of wireline and wireless number portability and order management services. We generate revenue from providing number portability services under our long-term contracts with NAPM. In 2008, we recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition - Significant Contracts,” beginning

January 1, 2009, we determine the fixed and determinable fee on an annual basis and recognize such fee on a straight-line basis over twelve months.
     Under our long-term contract with Canadian LNP Consortium, Inc., we recognize revenue on a per-transaction fee basis as the services are performed. We provide order management services, or OMS, consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed. We generate revenue from our inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of user subscription fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. We recognize user subscription fee revenue on a monthly basis over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
     Infrastructure and Other
     Our infrastructure services consist primarily of network management and connection services. We generate revenue from network management services under our long-term contracts with NAPM. In 2008, we recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, we determine the fixed and determinable fee on an annual basis and recognize such fee on a straight-line basis over twelve months. In addition, we generate revenue from connection fees and system enhancements under our contracts with NAPM. We recognize connection fee revenue as the service is performed. System enhancements are provided under contracts in which we are reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. We generate revenue from our intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. We recognize license fee revenue on a straight-line basis over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
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
Restructuring
     In December 2008, we announced a restructuring plan for our NGM business segment, involving the termination of certain employees and reduction in or closure of leased facilities in some of our international locations. As a result, we incurred $1.2 million in severance related costs and $0.5 million in lease and facilities exit costs for the year ended December 31, 2008. These restructuring costs include estimated costs for net lease expense for facilities that are no longer being used. The provision is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease payments that we may receive. As of June 30, 2009, our accrued restructuring liability was $1.9 million, including $1.6 million and $0.3 million of liabilities relating to our Clearinghouse and NGM segments, respectively. The total minimum lease payments for restructured facilities are $1.9 million, net of anticipated sublease payments. These lease payments will be made over the remaining lives of the relevant leases, which range from three months to four years.

If actual market conditions are different than those we have projected, we may be required to recognize additional restructuring costs or benefits associated with these facilities.
Goodwill
     We have made numerous acquisitions, including the 2006 acquisitions of UltraDNS Corporation and Followap Inc., resulting in our recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. Goodwill is required to be tested for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse reporting unit and our NGM reporting unit.
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
     The impact of a change in assumptions in the context of our goodwill impairment testing may be material. For example, in 2008, changes to our key assumptions in determining the fair value of our NGM reporting unit resulted in two goodwill impairment charges. Specifically, late in the first quarter of 2008, there were changes in the market and identified customer-related events that caused us to change certain of our assumptions underlying the financial forecast relating to NGM, most notably our assumptions about end-user adoption rates. Projections of future cash flows for the NGM business are particularly sensitive to these assumptions. As a result, when the events of the first quarter in 2008 caused us to reduce our projections relating to the rate at which new end users would begin using mobile instant messaging, those changed assumptions had a dramatic impact on our financial forecast for that business and the estimated fair value of our NGM business. Consequently, we recorded a $29.0 million impairment charge in the first quarter of the 2008 fiscal year.
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
     We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the our control, that could cause actual results to differ from our estimates. For example, with respect to our NGM business, our assumptions could change due to further delays resulting from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users, unforeseen changes in the market or otherwise. Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could result in an additional impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of June 30, 2009, we had $96.1 million and $22.3 million, respectively, in goodwill for our Clearinghouse reporting unit and our NGM reporting unit, subject to future impairment tests.
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
     As a result of the strategic repositioning of our NGM business and the resulting change in our financial forecast, all of which is described above under the heading “Critical Accounting Policies — Goodwill”, we recorded an impairment of long-lived assets specific to our NGM reporting unit of $18.2 million during the fourth quarter of 2008. As of June 30, 2009, we had $62.2 million and $17.2 million, respectively, in long-lived assets for our Clearinghouse reporting unit and our NGM reporting unit.
   Investments
     We have approximately $41.6 million par value in investments related to auction rate securities, or ARS, all of which are classified as current as of June 30, 2009. For each of our ARS as of June 30, 2009, we determined the fair value using discounted cash flow methods. The discounted cash flow valuation method involves our judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS and judgment regarding the selection of comparable securities and transactions in a secondary market. Based on the results of our assessments, we recorded trading gains of $0.4 million for the six months ended June 30, 2009. If our assumptions and judgments in our valuations change in future periods, or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to realize additional losses in our current period earnings. As of June 30, 2009, our ARS investments recorded at fair value subject to future fluctuations in fair value is approximately $31.4 million.
     In November 2008, we accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $41.6 million par value of ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010. Because the settlement agreement is a legally enforceable firm commitment, the rights are recognized as a financial asset at fair value in our financial statements at June 30, 2009, and accounted for separately from the associated securities. We have elected to measure the rights at their fair value pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159, and subsequent changes in fair value will also be recognized in current period earnings. Because we intend to exercise the rights in June 2010, we do not have the intent to hold the associated auction rate securities until market recovery or maturity. We have classified the ARS as trading securities pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the rights. We determined the fair value of the rights using a discounted cash flow method which involves judgment and assumptions regarding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to disburse the cash anticipated in the ARS rights offering. Based upon our assessment of the fair value of the rights, we recorded a gain of approximately $0.5 million for the six months ended June 30, 2009 in interest and other income in our statement of operations.
     We have approximately $8.1 million par value in investments related to a cash reserve fund which is closed to new investments and subject to immediate redemptions. Because there is little or no market data, the fair value of the securities within the cash reserve fund was determined using pricing models that utilize recent trades for securities in active markets and dealer quotes for securities considered to be inactive, as well as contractual terms, maturity and assumptions about liquidity. Based upon our assessment of the fair value of these investments as of June 30, 2009, we recorded unrealized gains of $367,000 during the six months ended June 30, 2009. During the year ended December 31, 2008, we recorded other-than-temporary impairment charges of $1.4 million that reduced the amortized cost basis for our investment in the cash reserve fund as of June 30, 2009. The amortized cost of these securities as of June 30, 2009 is approximately $6.7 million. If our assumptions and judgments in our valuations change in future periods, or if there is further decline in the securities’ value, we may be required to realize additional losses in our current period earnings.
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
     The income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. The provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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
     Tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service has initiated an examination of our federal income tax returns for the years 2005 and 2006. We anticipate that the examination will be completed within the next twelve months. While the outcome of the audit is uncertain, we do not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 8 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of June 30, 2009, total unrecognized compensation expense was $31.2 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, and is expected to be recognized over a weighted-average period of 1.46 years.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. Revisions are reflected in the period in which the estimate is changed. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. Based upon our assessment in the fourth quarter of 2008 of the probability of achieving specific financial targets related to our performance vested restricted stock units granted during 2007 and 2008, we revised our estimate of achievement from 125% of target to 50% of target. We currently estimate achievement of 100% of target for our performance vested restricted stock units granted during 2009. Further changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

     Consolidated Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009
     The following table presents an overview of our results of operations for the three months ended June 30, 2008 and 2009:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$32,268	$31,527	$(741)	(2.3)%
Interoperability	16,551	13,889	(2,662)	(16.1)
Infrastructure and other	71,390	70,348	(1,042)	(1.5)

Total revenue	120,209	115,764	(4,445)	(3.7)

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	26,811	28,336	1,525	5.7
Sales and marketing	20,219	19,239	(980)	(4.8)
Research and development	7,754	4,514	(3,240)	(41.8)
General and administrative	15,151	14,301	(850)	(5.6)
Depreciation and amortization	10,286	9,332	(954)	(9.3)

	80,221	75,722	(4,499)	(5.6)

Income from operations	39,988	40,042	54	0.1
Other (expense) income:
Interest and other expense	(2,866)	(427)	2,439	(85.1)
Interest and other income	1,233	724	(509)	(41.3)

Income before income taxes	38,355	40,339	1,984	5.2
Provision for income taxes	15,499	15,873	374	2.4

Net income	$22,856	$24,466	$1,610	7.0

Net income per common share:
Basic	$0.31	$0.33

Diluted	$0.30	$0.32

Weighted average common shares outstanding:
Basic	73,214	74,314

Diluted	75,112	75,427

Revenue
     Total revenue.  Total revenue decreased $4.4 million primarily due to a reduction in our effective price per transaction under our seven regional contracts with NAPM in January 2009. Under the amended contracts, the pricing model for the use of existing number portability services changed from one that was transaction-based to an annual fixed-fee with price escalators. See the discussion under “Revenue Recognition” for further details of the change in pricing structure.
     Addressing.  Addressing revenue decreased $0.7 million due to a decrease of $3.4 million in revenue under our contracts to provide telephone number portability services in the United States as a result of a lower effective price per transaction. This decrease was offset by a $2.6 million increase in revenue from our Ultra Services and Domain Registry Services resulting from an increase in demand from customers who rely on us to manage their increasingly complex DNS requirements.
     Interoperability.  Interoperability revenue decreased $2.7 million, due to a decrease of $2.6 million from our Clearinghouse business segment and a decrease of $0.1 million from our NGM business segment. The decrease in Clearinghouse revenue of $2.6 million was primarily driven by a decrease in revenue of $1.5 million from our order management services. In addition, revenue from our contracts to provide telephone number portability services in the United States decreased $0.9 million due to a reduction in the effective price per transaction.
     Infrastructure and other.  Infrastructure and other revenue decreased $1.0 million due to a decrease of $0.9 million from our Clearinghouse business segment and $0.1 million decrease from our NGM business segment. The decrease in Clearinghouse revenue of $0.9 million was driven by a decrease in revenue of $2.8 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. This decrease is partially offset by a $0.9 million increase in revenue from our number portability services in regions outside of the United States and a $0.8 million increase in revenue from our Fiduciary Compliance Services driven by an increase in demand for our legal compliance solutions.
Expense
     Cost of revenue.  Cost of revenue increased $1.5 million, due to a $1.2 million increase from our Clearinghouse business segment and a $0.3 million increase from our NGM business segment. The increase in Clearinghouse cost of revenue of $1.2 million was primarily driven by an increase of $0.7 million in personnel and personnel-related expense due to increased headcount in support of our expanded Clearinghouse service offerings, and an increase of $0.3 million in costs of consultants and professional fees. The $0.3 million increase in NGM cost of revenue was due primarily to expanded costs associated with porting clients on mobile devices.
     Sales and marketing.  Sales and marketing expense decreased $1.0 million. Our Clearinghouse business segment sales and marketing expense increased $1.4 million, offset by a $2.4 million decrease attributable to our NGM business segment. The increase in Clearinghouse sales and marketing expense of $1.4 million was primarily driven by an increase of $1.7 million in professional fees related to additions to our sales and marketing team to focus on branding, product launches, and expanded DNS service offerings, and was partially offset by a $0.2 million decrease in personnel and personnel related costs. The $2.4 million decrease in NGM business segment sales and marketing expense was due predominately to a decrease of $2.3 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM segment restructuring announced in December 2008.
     Research and development.  Research and development expense decreased $3.2 million, of which $1.3 million was attributable to our Clearinghouse business segment and $1.9 million was attributable to our NGM business segment. Clearinghouse research and development expense decreased $0.9 million due to reductions in personnel and personnel-related expenses resulting from decreased headcount and decreased $0.4 million due to reductions in consultants and professional fees. The $1.9 million decrease in NGM research and development expense was attributable to a $1.4 million decrease in personnel and personnel-related expense as a result of headcount reductions primarily related to our NGM segment restructuring announced in December 2008 and a decrease of $0.5 million due to reductions in consultants and professional fees.

     General and administrative.  General and administrative expense decreased $0.9 million, including a $0.5 million decrease attributable to our Clearinghouse business segment, and a $0.4 million decrease attributable to our NGM business segment. Clearinghouse business segment general and administrative expense decreased $0.5 million primarily as a result of a $0.9 million decrease in personnel and personnel-related expense and $0.6 million decrease in consulting fees. This decrease was partially offset by a $0.6 million increase in general facility costs and $0.4 million increase in sales tax expense. The $0.4 million decrease in NGM business segment general and administrative expense was due predominantly to a decrease of $0.5 million in facility costs.
     Depreciation and amortization.   Depreciation and amortization expense decreased $1.0 million. Our Clearinghouse business segment depreciation and amortization expense increased $0.1 million. Our NGM business segment depreciation and amortization expense decreased $1.1 million primarily due to a $1.3 million decrease in amortization of intangible assets as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008. This decrease was partially offset by a $0.1 million increase in the depreciation of capital assets.
     Interest and other expense. Interest and other expense decreased $2.4 million primarily due to impairments and realized losses of $1.0 million and $1.3 million taken on our cash reserve fund and auction rate securities investments, respectively, in the three months ended June 30, 2008. There were no corresponding losses in the three months ended June 30, 2009. In addition, interest and other expense decreased $0.6 million due to a foreign currency transaction loss of $0.2 million in the second quarter of 2008, compared to a foreign currency transaction gain of $0.4 million in the second quarter of 2009. These decreases were partially offset by an increase in interest expense of $0.4 million resulting primarily from a $0.3 million increase in capital lease interest expense.
     Interest and other income. Interest and other income decreased $0.5 million primarily due to a decrease in interest income of $1.0 million from lower yields as compared to the quarter ended June 30, 2008 and a decrease of $0.4 million in the value of our ARS rights. These decreases were partially offset by gains of $0.9 million on our ARS.
     Provision for income taxes. Our effective tax rate decreased to 39.3% for the three months ended June 30, 2009 from 40.4% for the three months ended June 30, 2008 primarily due to a reduction in the valuation allowance related to impairments and realized losses taken on our cash reserve fund.

     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009
     The following table presents an overview of our results of operations for the six months ended June 30, 2008 and 2009:

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$62,429	$64,018	$1,589	2.5%
Interoperability	32,991	28,196	(4,795)	(14.5)
Infrastructure and other	142,202	136,738	(5,464)	(3.8)

Total revenue	237,622	228,952	(8,670)	(3.6)

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	51,300	56,179	4,879	9.5
Sales and marketing	38,943	38,746	(197)	(0.5)
Research and development	15,302	8,827	(6,475)	(42.3)
General and administrative	31,633	27,802	(3,831)	(12.1)
Depreciation and amortization	20,406	18,577	(1,829)	(9.0)
Impairment of goodwill	29,021	—	(29,021)	(100.0)

	186,605	150,131	(36,474)	(19.5)

Income from operations	51,017	78,821	27,804	54.5
Other (expense) income:
Interest and other expense	(3,324)	(1,651)	1,673	(50.3)
Interest and other income	2,841	3,183	342	12.0

Income before income taxes	50,534	80,353	29,819	59.0
Provision for income taxes	32,138	31,534	(604)	(1.9)

Net income	$18,396	$48,819	$30,423	165.4

Net income per common share:
Basic	$0.25	$0.66

Diluted	$0.24	$0.65

Weighted average common shares outstanding:
Basic	74,799	74,225

Diluted	77,159	75,359

Revenue
     Total revenue.  Total revenue decreased $8.7 million due to a reduction in our effective price per transaction under our seven regional contracts with NAPM in January 2009. Under the amended contracts, the pricing model for the use of existing number portability services changed from one that was transaction-based to an annual fixed-fee with price escalators. See the discussion under “Revenue Recognition” for further details of the change in pricing structure.
     Addressing.  Addressing revenue increased $1.6 million due to the expanded range of our DNS services, consisting of a $4.1 million increase in revenue from our Ultra Services resulting from an increase in demand from customers who rely on us to manage their increasingly complex DNS requirements and a $0.7 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $0.8 million due to an increased number of codes under management. These increases were partially offset by a decrease of $4.1 million in revenue under our contracts to provide telephone number portability services in the United States as a result of a lower effective price per transaction.
     Interoperability.  Interoperability revenue decreased $4.8 million due to a decrease of $5.8 million from our Clearinghouse business segment, which was partially offset by an increase of $1.0 million from our NGM business segment. The decrease in Clearinghouse revenue of $5.8 million was driven in part by a decrease in revenue of $2.9 million from our order management services. In addition, revenue from our contracts to provide telephone number portability services in the United States decreased $2.2 million due to a reduction in the effective price per transaction. Our revenue from number portability services in Canada decreased $0.7 million. The increase in NGM revenue of $1.0 million was driven by an increase in the number of carrier customers utilizing our inter-carrier mobile instant messaging services.
     Infrastructure and other.  Infrastructure and other revenue decreased $5.5 million due to a decrease of $3.9 million from our Clearinghouse business segment and $1.6 million decrease from our NGM business segment. The decrease in Clearinghouse revenue of $3.9 million was primarily driven by a decrease in revenue of $6.3 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services. This decrease was offset by an increase of $1.2 million in revenue from our Fiduciary Compliance Services primarily driven by an increase in demand for our legal compliance solutions and a $0.9 million increase in revenue from our number portability services in regions outside of the United States. The decrease in NGM revenue of $1.6 million was due to a decrease in the number of carrier customers utilizing our intra-carrier mobile instant messaging services.
Expense
     Cost of revenue.  Cost of revenue increased $4.9 million, due to a $3.7 million increase from our Clearinghouse business segment and a $1.2 million increase from our NGM business segment. The increase in Clearinghouse cost of revenue of $3.7 million was primarily driven by an increase of $2.2 million in personnel and personnel-related expense due to increased headcount in support of our expanded Clearinghouse service offerings. In addition, royalty expense related to U.S. Common Short Code services increased $1.3 million. The $1.2 million increase in NGM cost of revenue was due primarily to expanded costs associated with porting clients on mobile devices.
     Sales and marketing.  Sales and marketing expense decreased $0.2 million. Our Clearinghouse business segment sales and marketing expense increased $4.7 million, offset by a $4.9 million decrease attributable to our NGM business segment. The increase in Clearinghouse sales and marketing expense of $4.7 million was primarily driven by an increase of $2.5 million in personnel and personnel-related expense and a $2.1 million increase in professional fees, both related to additions to our sales and marketing team to focus on branding, product launches, and expanded DNS service offerings. The $4.9 million decrease in NGM business segment sales and marketing expense was due predominately to a decrease of $4.7 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM segment restructuring announced in December 2008.
     Research and development.  Research and development expense decreased $6.5 million, of which $2.4 million was attributable to our Clearinghouse business segment and $4.1 million was attributable to our NGM business segment. Clearinghouse research and development expense decreased primarily as a result of decreases of $1.9 million resulting from reductions in personnel and personnel-related expense resulting from decreased headcount and $0.4 million due to reductions in consultants and professional fees. The $4.1 million decrease in NGM research and development expense was primarily attributable to a $3.1 million decrease in personnel and personnel-related expense as a result of headcount reductions pursuant to our NGM segment restructuring announced in December 2008 and a decrease of $0.8 million due to reductions in consultants and professional fees.
     General and administrative.  General and administrative expense decreased $3.8 million, including a $1.9 million decrease attributable to our Clearinghouse business segment, and a $1.9 million decrease attributable to our NGM business segment. Clearinghouse business segment general and administrative expense decreased primarily as a result of a $1.7 million decrease in professional fees and a $1.3 million decrease in personnel and personnel-related expense. This decrease was partially offset by a $0.7 million increase in general facility costs and $0.4 million increase in sales tax expense. The $1.9 million decrease in NGM business segment general and administrative expense was due predominantly to a decrease of $1.1 million in personnel and personnel-related expense as a result of headcount reductions primarily related to our NGM segment restructuring announced in December 2008 and a decrease of $0.8 million in facility costs.
     Depreciation and amortization.  Depreciation and amortization expense decreased $1.8 million. Our Clearinghouse business segment depreciation and amortization expense increased $0.2 million. Our NGM business segment depreciation and amortization expense decreased $2.0 million due to a $2.6 million decrease in amortization of intangible assets as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008. This decrease was partially offset by a $0.4 million increase in the depreciation of capital assets.
     Impairment of goodwill. We recognized an impairment charge of $29.0 million in the first quarter of 2008 to write down the value of goodwill from our NGM business segment. There was no corresponding expense in the six months ended June 30, 2009.
     Interest and other expense. Interest and other expense decreased $1.7 million primarily due to a decrease in impairments and realized losses of $1.2 million and $0.9 million taken on our cash reserve fund and auction rate securities investments, respectively, in the six months ended June 30, 2008. These decreases were partially offset by an increase in interest and other expense of $0.3 million resulting from an increase in our capital lease interest expense.
     Interest and other income. Interest and other income increased $0.3 million primarily due to realized gains of $1.4 million on our short-term investments and the receipt of $1.2 million during the six months ended June 30, 2009 on indemnification claims made in connection with our acquisition of Followap, Inc. There were no corresponding gains in the six months ended June 30, 2008. These gains were partially offset by a decrease in interest income of $2.2 million due to lower yields as compared to the six months ended June 30, 2008.
     Provision for income taxes. Our effective tax rate decreased to 39.2% for the six months ended June 30, 2009 from 63.6% for the six months ended June 30, 2008 due primarily to the impact of the $29.0 million non-cash impairment charge recorded in the first quarter of 2008 as a result of a write-down of goodwill, none of which is deductible for tax purposes.

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
     Total cash and cash equivalents and short-term investments were $267.5 million at June 30, 2009, an increase from $161.7 million at December 31, 2008. This increase was due primarily to cash provided by operating activities and the reclassification of $41.3 million of investments from long-term to short-term due to our right to sell our ARS at par value beginning on June 30, 2010 to the investment firm that brokered the original investments. We intend to exercise the rights in June 2010. Of the $267.5 million included in total cash and cash equivalents and short-term investments, $7.1 million is invested in a cash reserve fund that has been closed to new investments and immediate redemptions, $31.4 million is invested in ARS that may be settled at par value beginning June 30, 2010, and $9.9 million is related to our ARS rights.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, we may be required to repay all amounts outstanding under the credit agreement or we may not be able to borrow cash under the existing credit facility. In addition, lenders holding more than 50% of the loans and commitments under the credit agreement may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the six months ended June 30, 2009, we were in compliance with these covenants. As of June 30, 2009, we had no borrowings under the credit facility and we utilized $8.8 million of the availability under the facility for outstanding letters of credit.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
   Cash flows from operations
     Net cash provided by operating activities for the six months ended June 30, 2009 was $82.2 million, as compared to $66.8 million for the six months ended June 30, 2008. This $15.4 million increase in net cash provided by operating activities was principally the result of a decrease in non-cash adjustments of $35.3 million, including a goodwill impairment charge of $29.0 million recorded in the first quarter of 2008. This overall decrease in non-cash adjustments was offset by an increase in net income for the corresponding period of $30.4 million and an increase of $20.3 million in net changes in operating assets and liabilities.
   Cash flows from investing
     Net cash used by investing activities for the six months ended June 30, 2009 was $8.4 million, as compared to net cash provided by investing activities of $2.5 million for the six months ended June 30, 2008. This $10.9 million decrease in net cash provided by investing activities was principally due to a decrease of $28.6 million provided by redemptions of our cash reserve fund and ARS investments. This decrease was offset by a $13.8 million decrease in cash paid for acquisitions and a decrease of $4.0 million in purchases of property and equipment.
   Cash flows from financing
     Net cash used in financing activities was $5.2 million for the six months ended June 30, 2009, as compared to $121.5 million for the six months ended June 30, 2008. This $116.3 million decrease in net cash used in financing activities was principally the result of payment of $124.9 million to repurchase our Class A common stock during 2008; no payments were made to repurchase our Class A common stock in the corresponding period of 2009. This decrease was offset by a $4.2 million decrease in cash from exercises of our common stock and a $2.8 million increase in cash used for principal repayments on capital lease obligations.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in FASB Statement 141(R) Business Combinations, or FAS No. 141 (R), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies subsequent to January 1, 2009.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws as authoritative GAAP for SEC registrants. We are required to adopt the provisions of SFAS No. 168 for our third quarter of 2009.
     In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which, among other things, amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, or FIN No. 46(R), to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance in FIN No. 46(R) for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. We are required to adopt the provisions of SFAS No. 167 for our annual and interim periods beginning after November 15, 2009. We do not expect the adoption of SFAS No. 167 to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended June 30, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our exposure to market risk has not changed materially since December 31, 2008.
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
     As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2009:

				Maximum Number
				(or Approximate
	Total		Total Number of	Dollar Value) of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs	Programs
April 1 through April 30, 2009	1,727	$18.93	—	$—
May 1 through May 31, 2009	815	18.90	—	—
June 1 through June 30, 2009	625	21.80	—	—

Total	3,167	$19.49	—	$—

(1).	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on June 24, 2009.
     Our stockholders voted on proposals to (1) elect three Class II directors, (2) ratify the Audit Committee’s selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009, (3) approve the NeuStar, Inc. 2009 Performance Achievement Reward Plan and (4) approve the NeuStar, Inc. 2009 Stock Incentive Plan.
     The nominees for election to the Board of Directors as Class II directors were elected to serve until the Annual Meeting in 2012 and until their respective successors are elected and qualified, or until the earlier of the director’s death, resignation or retirement. Our stockholders also ratified the selection by the Audit Committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009. Our stockholders approved the NeuStar, Inc. 2009 Performance Achievement Reward Plan and the NeuStar, Inc. 2009 Stock Incentive Plan.
     The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors
Nominee	For*	Withheld*
Ross K. Ireland	69,968,597	1,419,241
Paul A. Lacouture	69,461,561	1,926,277
Michael J. Rowny	70,501,038	886,800

	For*	Against*	Abstain*
Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended December 31, 2009	70,634,592	733,414	19,832

				Broker Non-
	For*	Against*	Abstain*	Votes*
Approval of the NeuStar, Inc. 2009 Performance Achievement Reward Plan	63,784,866	1,942,600	177,211	5,483,070

				Broker Non-
	For*	Against*	Abstain*	Votes*
Approval of the NeuStar, Inc. 2009 Stock Incentive Plan	58,551,471	7,139,770	213,527	5,483,070

*	The votes cast are an aggregate of votes cast by the holders of our Class A common stock and Class B common stock, which voted together as a single class on the matters presented for stockholder approval at our 2009 Annual Meeting of Stockholders.
     Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.3	Amendments to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

10.2.2	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

10.2.3	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

10.3.3	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4	North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 8, 2009.

10.5.1
Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.**

10.6.1	Amendment to Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc.

10.7.2	Amendment to Amended and Restated Common Short Code License Agreement by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

10.29	Executive Relocation Policy. †

10.36	Form of Directors’ Restricted Stock Unit Agreement. †

10.56	Letter Agreement, dated January 29, 2008, by and between NeuStar, Inc. and Larry Bouman.†

10.57	Restricted Stock Agreement between NeuStar, Inc. and Larry Bouman, dated January 18, 2008. †

10.58	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated by reference from Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed April 13, 2009 (File No. 001-32548). †

10.59
Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LT1, LLC and NeuStar, Inc., incorporated by reference from Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009 (File No. 001-32548).

10.60
Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LT1, LLC and NeuStar, Inc., incorporated by reference from Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009 (File No. 001-32548).

10.99	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment requested.

†	Compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: August 4, 2009	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.3	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

10.2.2	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

10.2.3	Amendment to the contractor services agreement between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.**

10.3.3	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4	North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 8, 2009.

10.5.1
Amendment to .us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007.**

10.6.1	Amendment to Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc.

10.7.2	Amendment to Amended and Restated Common Short Code License Agreement by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

10.29	Executive Relocation Policy. †

10.36	Form of Directors’ Restricted Stock Unit Agreement. †

10.56	Letter Agreement, dated January 29, 2008, by and between NeuStar, Inc. and Larry Bouman.†

10.57	Restricted Stock Agreement between NeuStar, Inc. and Larry Bouman, dated January 18, 2008. †

10.58	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated by reference from Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed April 13, 2009 (File No. 001-32548). †

10.59
Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LT1, LLC and NeuStar, Inc., incorporated by reference from Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009 (File No. 001-32548).

10.60
Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LT1, LLC and NeuStar, Inc., incorporated by reference from Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009 (File No. 001-32548).

10.99	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment requested.

†	Compensatory arrangement.