Form 10-Q
period 2009-09-30
NEUSTAR INC
filed 2009-10-30
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 74,363,152 shares of Class A common stock, $0.001 par value, and 4,538 shares of Class B common stock, $0.001 par value, outstanding at October 27, 2009.

NeuStar, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,829	$262,614
Restricted cash	496	498
Short-term investments	10,824	40,614
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,402 respectively	71,805	63,016
Unbilled receivables	830	1,310
Notes receivable	759	—
Prepaid expenses and other current assets	8,928	10,657
Deferred costs	8,518	7,467
Income taxes receivable	4,621	3,445
Deferred tax assets	11,079	8,542

Total current assets	268,689	398,163

Investments, long-term	40,506	—
Property and equipment, net	64,160	67,203
Goodwill	118,067	118,417
Intangible assets, net	16,594	10,523
Deferred costs, long-term	3,333	1,672
Deferred tax assets, long-term	4,244	3,556
Other assets	3,573	4,390

Total assets	$519,166	$603,924

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,901	$5,960
Accrued expenses	52,202	51,039
Deferred revenue	32,530	35,659
Notes payable	2,587	1,777
Capital lease obligations	7,536	9,470
Accrued restructuring reserve	1,867	2,300
Other liabilities	430	3,891

Total current liabilities	104,053	110,096

Deferred revenue, long-term	11,657	9,036
Notes payable, long-term	1,777	—
Capital lease obligations, long-term	10,156	6,959
Accrued restructuring reserve, long-term	1,589	1,099
Other liabilities, long-term	3,281	4,215

Total liabilities	132,513	131,405

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and September 30, 2009	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 78,925,222 and 79,319,294 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	79	79
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Additional paid-in capital	321,528	333,601
Treasury stock, 4,949,771 and 4,961,249 shares at December 31, 2008 and September 30, 2009, respectively, at cost	(128,403)	(128,598)
Accumulated other comprehensive loss	(879)	(229)
Retained earnings	194,328	267,666

Total stockholders’ equity	386,653	472,519

Total liabilities and stockholders’ equity	$519,166	$603,924

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenue:
Addressing	$32,470	$32,139	$94,899	$96,157
Interoperability	16,237	13,926	49,228	42,122
Infrastructure and other	75,103	71,138	217,305	207,876

Total revenue	123,810	117,203	361,432	346,155

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	27,683	26,629	78,983	82,808
Sales and marketing	17,865	20,447	56,808	59,193
Research and development	7,140	3,948	22,442	12,775
General and administrative	15,407	13,472	47,040	41,274
Depreciation and amortization	10,552	9,538	30,958	28,115
Restructuring charges	—	2,733	—	2,733
Impairment of goodwill	—	—	29,021	—

	78,647	76,767	265,252	226,898

Income from operations	45,163	40,436	96,180	119,257
Other (expense) income:
Interest and other expense	(1,110)	(2,596)	(4,434)	(4,669)
Interest and other income	359	2,747	3,200	6,352

Income before income taxes	44,412	40,587	94,946	120,940
Provision for income taxes	16,038	16,068	48,176	47,602

Net income	$28,374	$24,519	$46,770	$73,338

Net income per common share:
Basic	$0.38	$0.33	$0.63	$0.99

Diluted	$0.38	$0.32	$0.61	$0.97

Weighted average common shares outstanding:
Basic	73,859	74,356	74,509	74,269

Diluted	75,259	75,594	76,548	75,409

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2009
Operating activities:
Net income	$46,770	$73,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,958	28,115
Stock-based compensation	13,339	10,123
Amortization of deferred financing costs	129	127
Excess tax benefits from stock-based compensation	(2,291)	(492)
Deferred income taxes	(560)	3,191
Impairment of goodwill	29,021	—
Provision for doubtful accounts	1,906	1,965
Other-than-temporary loss on available-for-sale investments	2,637	—
Gain on available-for-sale investments and trading securities	—	(3,055)
Loss on auction rate securities rights	—	1,771
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,242	5,884
Unbilled receivables	(1,531)	(480)
Notes receivable	1,603	759
Prepaid expenses and other current assets	(1,653)	(1,729)
Deferred costs	(377)	2,712
Income taxes receivable	—	1,668
Other assets	919	(633)
Other liabilities	(864)	4,395
Accounts payable and accrued expenses	(4,156)	(1,164)
Income taxes payable	(774)	—
Accrued restructuring reserve	(308)	(57)
Deferred revenue	(5,674)	508

Net cash provided by operating activities	118,336	126,946

Investing activities:
Purchases of property and equipment	(18,528)	(18,921)
Sales of investments, net	40,380	12,154
Business acquired, net of cash	(13,762)	(350)

Net cash provided by (used in) investing activities	8,090	(7,117)

Financing activities:
Disbursement of restricted cash	(55)	(2)
Principal repayments on notes payable	(2,501)	(2,587)
Principal repayments on capital lease obligations	(3,670)	(7,429)
Proceeds from exercise of common stock options	6,018	1,458
Excess tax benefits from stock-based compensation	2,291	492
Repurchase of restricted stock awards	(192)	(195)
Repurchase of common stock	(124,855)	—

Net cash used in financing activities	(122,964)	(8,263)
Effect of foreign exchange rates on cash and cash equivalents	533	219

Net increase in cash and cash equivalents	3,995	111,785
Cash and cash equivalents at beginning of period	98,630	150,829

Cash and cash equivalents at end of period	$102,625	$262,614

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009
1. DESCRIPTION OF BUSINESS AND ORGANIZATION
     NeuStar, Inc. (the Company or Neustar) was incorporated as a Delaware corporation in 1998. The Company provides essential clearinghouse services to the communications industry and enterprise customers. Its customers use the databases the Company contractually maintains in its clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers (CSPs) and to manage technological changes in their own networks. The Company operates the authoritative directories that manage virtually all telephone area codes and numbers, and it enables the dynamic routing of calls among thousands of competing CSPs, in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, must access the Company’s clearinghouse to properly route virtually all of their customers’ calls. The Company also provides clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, the Company provides domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and it also manages the authoritative directories for the .us and ..biz Internet domains. The Company operates the authoritative directory for U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry, and provides solutions used by mobile network operators throughout Europe and Asia to enable mobile instant messaging for their end users.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).
     In connection with preparation of the consolidated financial statements and in accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 30, 2009, the issuance date of these unaudited interim financial statements.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassification
     Certain prior period amounts have been reclassified to conform to current period presentation.
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
Fair Value of Financial Instruments
     The FASB ASC Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2008, the Company believes the carrying amount of its long-term debt approximates its fair value because the fixed and variable interest rates of the debt approximate a market rate. The Company’s long-term debt balance as of September 30, 2009 is zero. The fair value of the Company’s cash reserve fund included in short-term investments was primarily determined using pricing models that utilized recent trades for securities in active markets, dealer quotes for those securities considered to be inactive, and assumptions surrounding contractual terms, maturity and liquidity (see Note 4). The Company determined the fair value of its auction rate securities using an average of discounted cash flow models (see Note 4). The Company has rights to sell its auction rate securities at par beginning June 30, 2010, to the investment firm that brokered the original purchases (the “auction rate securities rights”). The fair value of the Company’s auction rate securities rights is based on the estimated discounted cash flow of the associated auction rate securities (see Note 4). As permitted under the FASB ASC Topic Financial Instruments, the Company elected fair value measurement for the auction rate securities rights.
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2008		September 30, 2009
			(unaudited)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$150,829	$150,829	$262,614	$262,614
Restricted cash (current assets)	$496	$496	$498	$498
Short-term investments	$10,824	$10,824	$40,614	$40,614
Investments, long-term	$40,506	$40,506	$—	$—
Marketable securities (long-term other assets)	$268	$268	$1,435	$1,435
Deferred compensation (long-term other liabilities)	$284	$284	$1,448	$1,448
Notes payable, long-term	$1,777	$1,777	$—	$—

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
     The Company’s investments classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other (expense) income. The cost of available-for-sale short-term investments sold is based on the specific identification method for the three months ended March 31, 2008. Because of other-than-temporary charges related to short-term investments recognized in earnings subsequent to the first quarter of 2008, the cost of securities sold during the six months ended September 30, 2008, and the three and nine months ended September 30, 2009, is reduced by a pro-rata allocation of other-than-temporary losses previously recognized as a charge to earnings. Interest and dividends on these securities is included in interest and other income.
     The Company periodically evaluates whether any declines in the fair value of its investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; the Company’s intent to sell an impaired security; and the probability that the Company will be required to sell the security before the market value recovers. Prior to April 1, 2009, declines in value below cost for investments which the Company had the ability and intent to hold the investment for a period of time sufficient to allow for a market recovery, were not recognized as an other-than temporary charge in earnings. Beginning April 1, 2009, if an investment which the Company does not intend to sell prior to recovery declines in value below the amortized cost basis and it is not more likely than not the Company will be required to sell the related security before the recovery of its amortized cost basis, the Company recognizes the difference between the present value of the cash flows expected to be collected and the amortized cost basis, or credit loss, as an other-than temporary charge in interest and other expense. The difference between the estimated fair value and the security’s amortized cost basis at the measurement date related to all other factors is reported as a separate component of accumulated other comprehensive loss. As of September 30, 2009, there were no unrealized losses recorded for the Company’s available-for-sale investments.
     The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. At September 30, 2009, the Company classified its auction rate securities as trading pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in interest and other income (see Note 3). Interest and dividends on these securities are included in interest and other income.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. The Company is required to test goodwill for impairment at least annually, or on an interim basis if circumstances change that would indicate the possibility of impairment. For purposes of the Company’s annual impairment test, the Company has identified and assigned goodwill to two reporting units, Clearinghouse and NGM.
     In the nine months ended September 30, 2008, the Company recorded a goodwill impairment charge of $29.0 million related to its NGM reporting unit (see Note 5). There was no impairment charge related to the Company’s Clearinghouse reporting unit in the nine months ended September 30, 2008. There were no impairment charges related to the Company’s Clearinghouse or NGM reporting units during the nine months ended September 30, 2009.
Impairment of Long-Lived Assets
     In accordance with the Property, Plant and Equipment Topic of the FASB ASC, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets. Recoverability measurement and estimates of undiscounted cash flows are done at the lowest possible level for which there are identifiable cash flows. If such assets are considered impaired, the amount of impairment recognized is equal to the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or the fair value less costs to sell.
Revenue Recognition
     The Company provides the North American communications industry with essential clearinghouse services that address the industry’s addressing, interoperability, and infrastructure needs. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC. Pursuant to various private commercial and government contracts, the Company provides addressing, interoperability and infrastructure services.
Significant Contracts
     The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC (NAPM), an industry group that represents all telecommunications service providers in the United States. In 2008, the Company recognized revenue under its contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission. In January 2009, the Company amended its seven regional contracts with NAPM under which it provides telephone portability and other clearinghouse services to CSPs in the United States. These amendments provide for an annual fixed-fee pricing model under which the annual fixed-fee (Base Fee) is set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain Internet Protocol (IP) fields and functionality. Moreover, the amendments provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of whether any volume credits have been earned is done annually at the end of the year and such credits, if any, are applied to the following year’s invoices. The Company determines the fixed and determinable fee under the amendments on an annual basis and recognizes such fee on a straight-line basis over twelve months. For 2009, the Company has concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. The Company records the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.
     Under the Company’s contracts with NAPM, the Company also bills a Revenue Recovery Collections fee equal to a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges.
     During 2008, per transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the three and nine months ended September 30, 2008, the average price per transaction was $0.86 and $0.87, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and nine months ended September 30, 2009, the effective price per transaction under the contracts with NAPM was $0.72 and $0.73, respectively. The effective price per transaction is calculated by dividing the straight-line portion of the fixed and determinable fee by the number of transactions during the corresponding period.
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
Interoperability
     The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from providing telephone number portability services under its long-term contracts with NAPM. In 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months.
     Under its long-term contract with Canadian LNP Consortium, Inc., the Company recognizes revenue on a per-transaction fee basis as the services are performed. The Company provides order management services (OMS), consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed. The Company generates revenue from its inter-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of user subscription fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
up and implementation. The Company recognizes user subscription fee revenue on a monthly basis over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.
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
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of the Compensation — Stock Compensation Topic of the FASB ASC. The Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing models. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic and Diluted Net Income per Common Share
     In 2009, the Company adopted and retrospectively applied the FASB standard which updated the Earnings Per Share Topic of the FASB ASC for determining whether instruments granted in share-based payment transactions are participating. The authoritative literature effective in 2009 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s restricted stock awards are considered to be participating securities because they contain non-forfeitable rights to cash dividends, if declared and paid. In lieu of presenting earnings per share pursuant to the two-class method, the Company has included shares of unvested restricted stock awards in the computation of basic net income per common share as the resulting earnings per share would be the same under both methods. Diluted net income per common share for the three and nine months ended September 30, 2008 was not materially affected by the adoption and retrospective application of the provisions effective in 2009.
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
Income Taxes
     The Company accounts for income taxes in accordance with the Income Taxes Topic of FASB ASC. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
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
     The Company assesses uncertain tax positions in accordance with income tax accounting standards. Under these standards, income tax benefits should be recognized when, based on the technical merits of a tax position, the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.
Comprehensive Income
     Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.
     The following table summarizes the components of total comprehensive income, net of taxes, during the three and nine months ended September 30, 2008 and 2009 (in thousands):

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net income	$28,374	$24,519	$46,770	$73,338
Unrealized loss / gain on investments	(519)	(158)	(1,354)	295
Accumulated translation adjustments	124	396	372	355

Total comprehensive income	$27,979	$24,757	$45,788	$73,988

     The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three and nine months ended September 30, 2008 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Tax (provision) benefit:
Unrealized loss / gain on investments	$321	$(114)	$863	$(169)
Accumulated translation adjustments	$26	$(239)	$(162)	$57
Recent Accounting Pronouncements
     In April 2009, the FASB issued guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This new guidance, included in FASB ASC Topic Business Combinations, eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria for acquired contingencies, and is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company expects the new guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any contingencies acquired subsequent to January 1, 2009.
     In June 2009, the FASB issued new guidance to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The Company is required to adopt the new guidance for its annual and interim periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
     In September 2009, the FASB ratified Accounting Standard Update 2009-13, Revenue Recognition Topic 605 — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier application permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. INVESTMENTS
     A summary of the Company’s securities available-for-sale as of December 31, 2008 and September 30, 2009 is as follows (in thousands):

	December 31, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Cash reserve fund	$10,824	$—	$—	$10,824

	September 30, 2009
		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Cash reserve fund	$2,258	$154	$—	$2,412

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
     The Company has evaluated its investment in the cash reserve fund to determine whether any unrealized losses represent an other-than-temporary impairment. Based on the Company’s assessment, the Company recorded a $0.2 million and $1.0 million charge to earnings for the three and nine months ended September 30, 2008, respectively, to recognize unrealized losses on the cash reserve fund as other-than-temporary impairments. At September 30, 2009, the amortized cost of the Company’s investment in the cash reserve fund reflects $474,000 of other-than-temporary impairment charges recorded during 2008. The Company reduced the amortized cost for this investment by the amount of the other-than-temporary impairment charges. The new amortized cost basis will not be increased for subsequent recoveries in fair value, rather, recoveries will be recorded in accumulated other comprehensive income or loss. A further decline in fair value will be considered to be other-than-temporary, and the Company will record an additional loss in the period when the subsequent impairment becomes apparent. At September 30, 2009, the Company recorded an unrealized gain of $154,000 related to this fund.
     During the three and nine months ended September 30, 2008, the Company redeemed $7.4 million and $30.8 million, respectively, from this cash reserve fund and recognized losses from redemptions of $53,000 and $495,000, respectively. During the three and nine months ended September 30, 2009, the Company redeemed $4.8 million and $8.9 million, respectively, from this cash reserve fund and the Company recorded gains from redemptions of $293,000 and $338,000, respectively.
     As of September 30, 2009, the Company had investments with an original par value of $38.5 million and an estimated fair value of $30.6 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days; investors can either roll over their holdings or sell the ARS at par. As a result of current negative conditions in the global credit markets, auctions for the $30.6 million investment in these securities have failed to settle and may continue to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers redeem the securities or a buyer is found outside of the auction process. During the three and nine months ended September 30, 2009, the Company recorded gains of $1.3 million and $1.7 million, respectively, in income to earnings for changes in the estimated fair value of the ARS investments.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In November 2008, the Company accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $38.5 million par value of ARS, which provides the Company with rights to sell these securities at par value to the investment firm during a two-year period beginning June 30, 2010. At December 31, 2008, the estimated fair value of these rights of $9.4 million was classified in long-term investments in the Company’s consolidated balance sheets. The Company intends to exercise its right to sell these securities to the investment firm on June 30, 2010. At September 30, 2009, the estimated fair value of the ARS rights of $7.6 million is classified in short-term investments in the Company’s consolidated balance sheets. Changes in the fair value of the ARS rights are recorded in current period earnings, which the Company believes will substantially offset changes in fair value of the rights, subject to the continued expected performance by the investment firm of its obligations under the ARS rights. During the three and nine months ended September 30, 2009, the Company recorded a loss of $2.2 million and $1.8 million, respectively, related to the change in estimated fair value of the ARS rights.
     Under the terms of the ARS rights offering, if the investment firm is successful in selling the ARS prior to June 30, 2010, the investment firm is obligated to pay the Company par value for the related ARS sold. During the three and nine months ended September 30, 2009, the Company received original par value of $3.1 million and $3.3 million, respectively, in cash from the investment firm related to the successful sale of certain ARS and recognized realized gains of $942,000 and $993,000, respectively.
4. FAIR VALUE MEASUREMENTS
     The Company adopted the Fair Value Measurements and Disclosures Topic of FASB ASC on January 1, 2008, with respect to its financial assets and liabilities, and on January 1, 2009, with respect to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosure Topic of FASB ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table sets forth the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, by level within the fair value hierarchy (in thousands):

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 1	Level 2	Level 3	Total

Cash reserve fund — available-for-sale securities (short-term investments)	$—	$—	$2,412	$2,412
Auction rate securities — trading securities (short-term investments)	$—	$—	$30,557	$30,557
Auction rate securities rights (short-term investments)	$—	$—	$7,645	$7,645
Marketable securities (1)	$1,435	$—	$—	$1,435
Deferred compensation (2)	$1,448	$—	$—	$1,448

(1)	In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the Plan) to provide directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Cash	Auction
	Reserve	Rate	ARS
	Fund	Securities	Rights

Balance on December 31, 2008	$10,824	$31,090	$9,416
Transfers in and/or (out) of Level 3	—	—	—
Total gains (losses) realized / unrealized included in earnings	338	2,717	(1,771)
Total unrealized gains included in accumulated other comprehensive loss	154	—	—
Purchases, sales, issuances and settlements, net	(8,904)	(3,250)	—

Balance on September 30, 2009	$2,412	$30,557	$7,645

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. GOODWILL AND INTANGIBLE ASSETS
     The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2008 is as follows (in thousands):

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2007	$88,148	$115,945	$204,093
Acquisitions	6,379	—	6,379
Purchase price adjustments	847	—	847
Impairment charge	—	(29,021)	(29,021)

Balance at September 30, 2008	$95,374	$86,924	$182,298

     The change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2009 is as follows (in thousands):

	Clearinghouse	NGM
	Services	Services	Total
Balance at December 31, 2008	$95,724	$22,343	$118,067
Acquisitions	—	—	—
Purchase price adjustments	350	—	350
Impairment charge	—	—	—

Balance at September 30, 2009	$96,074	$22,343	$118,417

     On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $685,000. In the nine months ended September 30. 2008 and 2009, the Company recorded $0.7 million and $350,000, respectively, in purchase price adjustments to goodwill related to earn-out consideration in accordance with the original purchase agreement.
     Late in the first quarter of 2008, NGM experienced certain changes in market conditions and customer-related events that caused NGM to revise its business forecast, triggering the requirement to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the reporting unit was less than its net book value. The Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $29.0 million in the first quarter of 2008. The goodwill impairment has been recorded under the caption “Impairment of Goodwill” in the unaudited consolidated statements of operations. The Company did not identify an event or occurrence that would trigger the requirement to perform an interim impairment test during the three months ended September 30, 2008, or during the three and nine months ended September 30, 2009; as a result, no interim impairment test was performed.
     Intangible assets consist of the following (in thousands):

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted-
			Average
			Amortization
	December 31,	September 30,	Period
	2008	2009	(in years)
		(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$36,659	$36,659	5.6
Accumulated amortization	(24,196)	(28,157)

Customer lists and relationships, net	12,463	8,502

Acquired technology	17,744	17,744	3.3
Accumulated amortization	(13,633)	(15,723)

Acquired technology, net	4,111	2,021

Trade name	200	200	3
Accumulated amortization	(180)	(200)

Trade name, net	20	—

Intangible assets, net	$16,594	$10,523

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $3.8 million and $1.9 million for the three months ended September 30, 2008 and 2009, respectively, and $11.4 million and $6.1 million for the nine months ended September 30, 2008 and 2009, respectively. Amortization expense related to intangible assets for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, is expected to be approximately $7.8 million, $4.7 million, $2.4 million, $1.5 million, and $0.2 million, respectively.
6. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement, which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2008 and September 30, 2009, but available borrowings were reduced by letters of credit of $8.8 million and $9.1 million, respectively. The Credit Facility contains customary representations and warranties, affirmative and negative covenants, requirements to maintain certain financial ratios and events of default. As of and for the year ended December 31, 2008 and the nine months ended September 30, 2009 the Company was in compliance with these covenants.
     In May 2007, the Company entered into a note payable with a vendor for $9.7 million for the purchase of software and services. The note payable is non-interest bearing and principal payments of approximately $810,000 are due quarterly over the three year term ending April 2010.
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has three stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan), the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan), and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company may grant to its directors, employees and consultants awards under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, PVRSUs, and other stock-based awards. The Company will not grant any additional awards under the 1999 Plan or the 2005 Plan. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of September 30, 2009, 10,920,323 shares were available for grant or award under the 2009 Plan.
     Stock-based compensation expense recognized was $4.4 million and $1.9 million for the three months ended September 30, 2008 and 2009, respectively, and $13.3 million and $10.1 million for the nine months ended September 30, 2008 and 2009, respectively. As of September 30, 2009, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date was estimated to be $29.3 million, which the Company expects to recognize over a weighted average period of approximately 1.5 years. Total unrecognized compensation expense as of September 30, 2009 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company utilizes the Black-Scholes option-pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended September 30, 2008 and 2009 was $8.45 and $8.49, respectively, and for options granted during the nine months ended September 30, 2008 and 2009 was $8.47 and $6.25, respectively.
     The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2008 and 2009, and a discussion of the Company’s assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Dividend yield	—%	—%	—%	—%
Expected volatility	37.74%	41.84%	35.86%	43.85%
Risk-free interest rate	2.96%	2.17%	2.57%	1.54%
Expected life of options (in years)	4.37	4.42	4.37	4.42
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumes that a vested option will be exercised at the midpoint of the time between the date of fair value estimation and the remaining contractual life of the unexercised vested option.
     The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2009:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(in millions)	(in years)
Outstanding at December 31, 2008	4,660,565	$20.15
Options granted	1,965,619	16.57
Options exercised	(319,112)	4.57
Options canceled	(491,176)	26.48

Outstanding at September 30, 2009	5,815,896	19.26	$35.7	4.97

Exercisable at September 30, 2009	2,983,661	$18.41	$24.0	3.92

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2009 was $30.9 million and $3.8 million, respectively.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2009:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2008	260,298	$25.50
Granted	105,500	19.17
Vested	(38,453)	27.03
Forfeited	(30,540)	27.60

Outstanding at September 30, 2009	296,805	$22.83	$6.7

     During the three and nine months ended September 30, 2009, the Company repurchased 2,677 and 11,478 shares of common stock, respectively, for an aggregate purchase price of approximately $61,000 and $229,000 pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholdings obligations.
Performance Vested Stock Units
     The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2009:

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested at December 31, 2008	413,143	$28.98
Granted	524,473	15.46
Forfeited	(89,055)	23.87

Non-vested at September 30, 2009	848,561	$21.15

     During 2007 and 2008, the Company granted 322,290 and 291,083 PVRSUs, respectively, to certain employees with an aggregate fair value of $10.5 million and $7.6 million, respectively. During the nine months ended September 30, 2009, the Company granted 524,473 PVRSUs, respectively, to certain employees with an aggregate fair value of $8.1 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 0%, 50%, and 100% of the performance target for its PVRSUs granted during 2007, 2008 and 2009, respectively, will be achieved. In the third quarter of 2009, the Company revised its estimate of target achievement for its PVRSUs granted during 2007 from 50% to 0%. The change in the Company’s estimate resulted in the reduction of approximately $2.2 million of compensation expense in the third quarter of 2009. The Company’s consolidated net income for the three and nine months ended September 30, 2009 was $24.5 million and $73.3 million, respectively, and diluted earnings per share was $0.32 and $0.97 per share, respectively. The as adjusted net income would have been approximately $23.1 million and $71.8 million, respectively, and the as adjusted diluted earnings per share would have had been approximately $0.31 and $0.95 per share, respectively, had the Company continued to estimate that 50% of the performance target for PVRSUs granted during 2007 would be achieved. The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.
     The aggregate intrinsic value for all non-vested PVRSUs outstanding under the Company’s stock plans at September 30, 2009 was $19.2 million.
Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2009:

			Aggregate
		Weighted-Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2008	110,599	$26.21
Granted	52,512	22.85
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2009	163,111	$25.13	$3.7

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     These restricted stock units issued to non-employee members of the Company’s board of directors will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.
8. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table reconciles the number of shares used in the basic and diluted net income per common share calculation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Computation on basic net income per
common share:
Net income	$28,374	$24,519	$46,770	$73,338

Weighted average common shares and
participating securities outstanding — basic	73,859	74,356	74,509	74,269

Basic net income per common share	$0.38	$0.33	$0.63	$0.99

Computation on diluted net income per
common share:
Net income	$28,374	$24,519	$46,770	$73,338

Weighted average common shares and
participating securities outstanding — basic	73,859	74,356	74,509	74,269
Effect of dilutive securities:
Stock-based awards	1,400	1,238	2,039	1,140

Weighted average common shares
outstanding — diluted	75,259	75,594	76,548	75,409

Diluted net income per common share	$0.38	$0.32	$0.61	$0.97

     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive.
     The following table summarizes the shares excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Shares excluded from EPS denominator due to anti-dilutive effect:
Common stock options	3,242	2,977	3,111	3,953

9. SEGMENT INFORMATION
     The Company has two reportable operating segments: Clearinghouse and NGM. Information for the three and nine months ended September 30, 2008 and 2009 regarding the Company’s reportable operating segments is as follows (in thousands):

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2009		2008		2009
Revenue:
Clearinghouse	$120,183	$114,187		$350,612		$336,592
NGM	3,627	3,016		10,820		9,563

Total revenue	$123,810	$117,203		$361,432		$346,155

Depreciation and amortization:
Clearinghouse	$7,309	$7,593		$22,049		$22,513
NGM	3,243	1,945		8,909		5,602

Total depreciation and amortization	$10,552	$9,538		$30,958		$28,115

Income (loss) from operations:
Clearinghouse	$56,625	$47,629		$158,585		$137,232
NGM	(11,462)	(7,193	)(a)	(62,405	)(b)	(17,975	)(a)

Income (loss) from operations	$45,163	$40,436		$96,180		$119,257

(a)	includes $2.7 million of restructuring charges

(b)	includes $29.0 million of impairment charges
     Information as of December 31, 2008 and September 30, 2009 regarding the Company’s reportable operating segments is as follows (in thousands):

	December 31,	September 30,
	2008	2009
Total assets:
Clearinghouse	$458,689	$548,086
NGM	60,477	55,838

Total assets	$519,166	$603,924

Goodwill:
Clearinghouse	$95,724	$96,074
NGM	22,343	22,343

Goodwill	$118,067	$118,417

Intangible assets:
Clearinghouse	$13,552	$9,040
NGM	3,042	1,483

Intangible assets	$16,594	$10,523

10. RESTRUCTURING CHARGES
Clearinghouse
     At December 31, 2008 and September 30, 2009, the total accrued liability associated with restructuring and other related charges was $3.5 million and $3.4 million, respectively. The accrued restructuring liability relating to the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s Clearinghouse lease and facilities exit costs was $1.8 million and $1.4 million at December 31, 2008 and September 30, 2009, respectively. The Company paid approximately $0.4 million, net of sublease payments, in each of the nine months ended September 30, 2008 and 2009, respectively, related to the Clearinghouse restructuring. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.
     In October 2009, the Company committed to a plan to relocate certain operations and support functions to Louisville, Kentucky. The Company estimates it will incur approximately $2.0 million to $3.0 million of employee severance and related costs beginning in the fourth quarter of 2009 and through the second quarter of 2010.
NGM
     During the fourth quarter of 2008, management committed to and implemented a restructuring plan for the NGM business to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved the reduction in and closure of specific leased facilities in some of the Company’s international locations. In August 2009, the Company announced its commitment to extend the restructuring plan to include further headcount reductions and closure of certain facilities. The Company anticipates that the restructuring plan will be completed by the end of the second quarter of 2010. In connection with the extension of the restructuring plan, the Company expects to incur additional pre-tax cash restructuring charges of approximately $5.5 million to $6.0 million, in addition to the $1.7 million of restructuring charges recorded in connection with the plan in the fourth quarter of 2008. The Company estimates that these additional costs will consist primarily of employee severance and related costs of approximately $4.5 million to $5.0 million, and lease and facility exit costs of approximately $1.0 million. Restructuring charges during the third quarter of 2009 included $2.7 million of severance and related costs.
     The activity and balance of NGM’s restructuring liability accounts for the nine months ended September 30, 2009 are as follows (in thousands):

	Severance	Lease And
	And Related	Facilities Exit
	Costs	Costs	Total
Balance at December 31, 2008	$1,187	$460	$1,647
Additional restructuring liability recorded	2,733	—	2,733
Cash payments	(2,275)	(151)	(2,426)

Balance at September 30, 2009	$1,645	$309	$1,954

     Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2012.
11. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Interest and other expense:
Interest expense	$464	$436	$1,345	$1,635
(Gain) loss on asset disposals	34	(33)	(12)	173
Loss on auction rate securities rights	—	2,235	—	2,657
Foreign currency transaction loss (gain)	7	(42)	(32)	(206)
Impairments and realized losses cash reserve fund	281	—	1,492	—
Impairments and trading losses auction rate securities	324	—	1,641	410

Total	$1,110	$2,596	$4,434	$4,669

Interest and other income:
Interest income	$359	$183	$3,200	$821
Realized gains on cash reserve fund	—	293	—	338
Trading gains on auction rate securities	—	2,271	—	3,127
Gain on auction rate securities rights	—	—	—	886
Gain on indemnification claims	—	—	—	1,180

Total	$359	$2,747	$3,200	$6,352

     During the three months ended March 31, 2009, the Company received a $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006.
12. INCOME TAXES
     As of December 31, 2008 and September 30, 2009, the Company had unrecognized tax benefits of $1.1 million and $1.0 million, respectively, of which $0.6 million and $1.0 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate decreased to 39.4% for the nine months ended September 30, 2009 from 50.7% for the nine months ended September 30, 2008 due primarily to the impact of the $29.0 million non-cash impairment charge in the first quarter of 2008 related to a write-down of goodwill, none of which is deductible for tax purposes.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $12,000 and $23,000 for the three months ended September 30, 2008 and 2009, respectively, and $74,000 and $62,000 for the nine months ended September 30, 2008 and 2009, respectively, not including payments or reductions noted below. As of December 31, 2008 and September 30, 2009, the Company had established reserves of approximately $80,000 and $74,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. For the nine months ended September 30, 2009, the Company paid approximately $8,000 of accrued interest and penalties and $60,000 for reductions of accrued interest and penalties not assessed for tax positions of prior years.
     The Company files federal, state and local income tax returns in the United States and in many foreign jurisdictions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (IRS) has initiated an examination of the Company’s federal income tax returns for the years 2005 and 2006. During the third quarter of 2009, the Company recognized additional tax expense of approximately $358,000 associated with the IRS examination which was subsequently completed in October 2009.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.1 million over the next twelve months due to the expiration of certain statutes of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that we believe to be reasonable but are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part I, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     We continued to experience increased demand for our telephone number portability services in the United States and our internet domain name services during the third quarter of 2009. Our total revenue for the quarter decreased 5% as compared to the third quarter of 2008 primarily driven by the January 2009 pricing amendments to our contracts to provide telephone number portability services in the United States. Under these contracts, we processed 99.2 million transactions during the third quarter of 2009, representing growth in transaction volume of 4% over the third quarter of 2008. During the third quarter of 2009, the effective price per transaction was $0.72, compared to $0.86 for the third quarter of 2008.
     Further, we continued to see increased internet traffic and increased demand for our secure, reliable and scalable internet domain name systems, or more specifically, our Ultra Services. We recognized $13.7 million of revenue from our Ultra Services in the third quarter of 2009, a 22% increase over the corresponding period in 2008.
     In the third quarter of 2009, we extended our NGM restructuring plan to more appropriately allocate resources to our key mobile instant messaging initiatives. We had previously announced this restructuring plan in December 2008 in response to lower than anticipated adoption rates of our NGM services and the resulting underperformance of our NGM business. We anticipate completing this restructuring plan by the end of the second quarter of 2010.
     In addition to growing demand for our services, we maintained our focus on profitability and generating strong cash flows through the first nine months of 2009. Total operating expenses for the three and nine months ended September 30, 2009 decreased as compared to corresponding periods in 2008, reflecting our continuing focus on cost management. Our ability to meet increased demand for our services and our focus on cost management resulted in cash flows from operations of $126.9 million for the nine months ended September 30, 2009. This resulted in total cash, cash equivalents and short-term investment balances of $303.2 million as of September 30, 2009.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See the information in our filings with the Securities and Exchange Commission from time to time; including Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and our subsequent periodic and current reports, for certain matters that may bear on our results of operations.
     The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Revenue Recognition
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
     During 2008, per-transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the three and nine months ended September 30, 2008, the average price per transaction was $0.86 and $0.87, respectively.
     For the three and nine months ended September 30, 2009, the effective price per transaction under the contracts with NAPM was $0.72 and $0.73, respectively. The effective price per transaction is calculated by dividing the ratable portion of the fixed and determinable fee by the number of transactions during the corresponding period.
Restructuring
     In December 2008, we announced a restructuring plan for our NGM business segment, involving the termination of certain employees and reduction in or closure of leased facilities in some of our international locations. As a result, we incurred $1.2 million in severance related costs and $0.5 million in lease and facilities exit costs for the year ended December 31, 2008. These restructuring costs include estimated costs for net lease expense for facilities that are no longer being used. The provision is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease payments that we may receive. In August 2009, we announced our commitment to extend the restructuring plan to include further headcount reductions and the closure of certain facilities. We anticipate that the restructuring plan will be completed by the end of the second quarter of 2010. In connection with the extension of the NGM restructuring plan, we expect to incur additional pre-tax cash restructuring charges of approximately $5.5 million to $6.0 million, consisting primarily of employee severance and related costs of approximately $4.5 million to $5.0 million, and lease and facility exit costs of approximately $1.0 million. The Company recognized a charge of $2.7 million for severance and related costs in the three months ended September 30, 2009. As of September 30, 2009, our accrued restructuring liability was $3.4 million, including $1.4 million and $2.0 million of liabilities relating to our Clearinghouse and NGM segments, respectively. The total minimum lease payments for restructured facilities are $1.7 million, net of anticipated sublease payments. These lease payments will be made over the remaining lives of the relevant leases, which range from three months to four years. If actual market conditions are different than those we have projected, we may be required to recognize additional restructuring costs or benefits associated with these facilities.
Goodwill
     Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our acquisitions. In accordance with the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, we test our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
     For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse reporting unit and our NGM reporting unit. Fair value of the reporting unit is determined using both an income approach and market approach. To assist in the process of determining whether a goodwill impairment exists, we perform internal valuation analyses and consider other market information that is publicly available, and we may obtain appraisals from external advisors. Significant assumptions used in the determination of fair value include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Moreover, for our NGM reporting unit, due to the early stage of its operations and the emerging nature of mobile instant messaging technology, the assumptions and estimates used by management that are incorporated within the NGM reporting unit valuation have a high degree of subjectivity, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers can have a significant impact on these assumptions. As of September 30, 2009, we had $96.1 million and $22.3 million, respectively, in goodwill for our Clearinghouse reporting unit and our NGM reporting unit, subject to future impairment tests.
Investments
     We have approximately $38.5 million par value in investments related to auction rate securities, or ARS, all of which are classified as current as of September 30, 2009. For each of our ARS as of September 30, 2009, we determined the fair value using discounted cash flow methods. The discounted cash flow valuation method involves our judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS and judgment regarding the selection of comparable securities and transactions in a secondary market. Based on the results of our assessments, we recorded trading gains of $1.7 million for the nine months ended September 30, 2009. If our assumptions and judgments in our valuations change in future periods, or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to realize losses in our current period earnings. As of September 30, 2009, our ARS investments recorded at fair value subject to future fluctuations in fair value is approximately $30.6 million.
     In November 2008, we accepted a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the $38.5 million par value of ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010, or the ARS rights. We have classified the ARS rights as trading securities pursuant to the Investments-Debt and Equity Securities Topic of the FASB ASC, which requires changes in the fair value of these securities to be recorded in current period earnings. We determined the fair value of the rights using a discounted cash flow method which involves judgment and assumptions regarding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to disburse the cash anticipated in the ARS rights offering. Based upon our assessment of the fair value of the rights, we recorded a loss of approximately $1.8 million for the nine months ended September 30, 2009 in interest and other income in our statement of operations.

     We have approximately $2.7 million par value in investments related to a cash reserve fund which is closed to new investments and subject to immediate redemptions. Because there is little or no market data, the fair value of the securities within the cash reserve fund was determined using pricing models that utilize recent trades for securities in active markets and dealer quotes for securities considered to be inactive, as well as contractual terms, maturity and assumptions about liquidity. Based upon our assessment of the fair value of these investments as of September 30, 2009, we recorded unrealized gains of $154,000 during the nine months ended September 30, 2009. During the year ended December 31, 2008, we recorded other-than-temporary impairment charges of $474,000 that reduced the amortized cost basis for our investment in the cash reserve fund as of September 30, 2009. The amortized cost of these securities as of September 30, 2009 is approximately $2.3 million. If our assumptions and judgments in our valuations change in future periods, or if there is further decline in the securities’ value, we may be required to recognize additional losses in our current period earnings.
Stock-Based Compensation
     We recognize share-based compensation expense in accordance with the Compensation — Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant which may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 7 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of September 30, 2009, total unrecognized compensation expense was $29.3 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, and is expected to be recognized over a weighted-average period of 1.5 years.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. Based upon our assessment in the fourth quarter of 2008 of the probability of achieving specific financial targets related to our performance vested restricted stock units granted during 2007 and 2008, we revised our estimate of achievement from 125% of target to 50% of target. In the third quarter of 2009, we have revised our estimate of achievement of the performance targets related to the performance vested restricted stock units granted during 2007 from 50% of target to 0%. The change in this assumption resulted in a reduction of approximately $2.2 million in compensation expense in the third quarter of 2009. Our consolidated net income for the three and nine months ended September 30, 2009 was $24.5 million and $73.3 million, respectively, and diluted earnings per share was $0.32 and $0.97 per share, respectively. If we had continued to use the previous estimate of achievement of 50% of the performance target, the as adjusted net income would have been approximately $23.1 million and $71.8 million, respectively, and the as adjusted diluted earnings per share would have had been approximately $0.31 and $0.95 per share, respectively. We currently estimate achievement of 100% of target related to our performance vested restricted stock units granted during 2009. Further changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

Consolidated Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009
     The following table presents an overview of our results of operations for the three months ended September 30, 2008 and 2009:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)

Revenue:
Addressing	$32,470	$32,139	$(331)	(1.0)%
Interoperability	16,237	13,926	(2,311)	(14.2)%
Infrastructure and other	75,103	71,138	(3,965)	(5.3)%

Total revenue	123,810	117,203	(6,607)	(5.3)%

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	27,683	26,629	(1,054)	(3.8)%
Sales and marketing	17,865	20,447	2,582	14.5%
Research and development	7,140	3,948	(3,192)	(44.7)%
General and administrative	15,407	13,472	(1,935)	(12.6)%
Depreciation and amortization	10,552	9,538	(1,014)	(9.6)%
Restructuring charges	—	2,733	2,733	100.0%

	78,647	76,767	(1,880)	(2.4)%

Income from operations	45,163	40,436	(4,727)	(10.5)%
Other (expense) income:
Interest and other expense	(1,110)	(2,596)	(1,486)	133.9%
Interest and other income	359	2,747	2,388	665.2%

Income before income taxes	44,412	40,587	(3,825)	(8.6)%
Provision for income taxes	16,038	16,068	30	0.2%

Net income	$28,374	$24,519	$(3,855)	(13.6)%

Net income per common share:
Basic	$0.38	$0.33

Diluted	$0.38	$0.32

Weighted average common shares outstanding:
Basic	73,859	74,356

Diluted	75,259	75,594

Revenue
     Total revenue. Total revenue decreased $6.6 million primarily due to a reduction in our effective price per transaction under our seven regional contracts with NAPM that we amended in January 2009. Under the amended contracts, the pricing model for the use of existing telephone number portability services changed from one that was transaction-based to an annual fixed-fee with price escalators.
     Addressing. Addressing revenue decreased $0.3 million due to a decrease of $2.8 million in revenue as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. This decrease was offset by a $2.5 million increase in revenue from our Ultra Services resulting from an increase in demand from customers who rely on us to meet their increasingly complex DNS requirements.
     Interoperability. Interoperability revenue decreased $2.3 million, due to a decrease of $1.6 million from our Clearinghouse business segment and a decrease of $0.7 million from our NGM business segment. The decrease in Clearinghouse revenue of $1.6 million was primarily driven by a decrease in revenue of $0.9 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. In addition, revenue from our order management services decreased $0.4 million. The decrease in NGM revenue of $0.7 million was due to a decrease in the number of customers utilizing our inter-carrier mobile instant messaging services.
     Infrastructure and other. Infrastructure and other revenue decreased $4.0 million due to a decrease of $4.0 million from our Clearinghouse business segment. The decrease in Clearinghouse revenue of $4.0 million was driven by a decrease in revenue of $6.5 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. This decrease was partially offset by a $2.5 million increase in other revenue comprised of revenue from on-going support services for telephone number portability solutions outside the United States, one-time functionality improvements requested by our customers and other revenue.
Expense
     Cost of revenue. Cost of revenue decreased $1.1 million. Our Clearinghouse business segment cost of revenue increased $0.5 million, offset by a $1.6 million decrease from our NGM business segment. The increase in Clearinghouse cost of revenue of $0.5 million was driven by an increase of $0.8 million in personnel and personnel-related expense due to increased headcount in our operations group to support our expanded service offerings. This increase was partially offset by a $0.4 million decrease in facility costs, partially due to lower infrastructure and maintenance expense. The $1.6 million decrease in NGM cost of revenue was due primarily to a decrease of $0.9 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM restructuring and a decrease of $0.5 million due to reductions in outsourced services.
     Sales and marketing. Sales and marketing expense increased $2.6 million. Our Clearinghouse business segment sales and marketing expense increased $4.8 million, offset by a $2.2 million decrease attributable to our NGM business segment. The increase in Clearinghouse sales and marketing expense of $4.8 million was primarily driven by an increase of $2.5 million in personnel and personnel-related costs and an increase of $2.2 million in professional fees, related to additions to our sales and marketing team to focus on branding and expanded service offerings. The $2.2 million decrease in NGM business segment sales and marketing expense was due to a decrease of $2.2 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM restructuring.
     Research and development. Research and development expense decreased $3.2 million, of which $1.5 million was attributable to our Clearinghouse business segment and $1.7 million was attributable to our NGM business segment. Clearinghouse research and development expense decreased $1.2 million due to reductions in personnel and personnel-related expense primarily resulting from decreased headcount and decreased $0.2 million due to reductions in contractor costs. The $1.7 million decrease in NGM research and development expense was primarily attributable to a $1.5 million decrease in personnel and personnel-related expense as a result of headcount reductions primarily related to our NGM restructuring.
     General and administrative. General and administrative expense decreased $1.9 million, including a $1.1 million decrease attributable to our Clearinghouse business segment and a $0.8 million decrease attributable to our NGM business segment. Clearinghouse business segment general and administrative expense decreased $1.1 million primarily as a result of a $1.3 million decrease in personnel and personnel-related expense and $0.2 million decrease in consulting fees. The decrease in personnel and personnel-related expense was primarily due to a $1.7 million reduction in stock-based compensation. This reduction in stock-based compensation was principally related to our 2007 performance vested restricted stock units. The $0.8 million decrease in NGM business segment general and administrative expense was due predominantly to a decrease of $0.6 million in facility costs.

     Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million. Our Clearinghouse business segment depreciation and amortization expense increased $0.3 million. Our NGM business segment depreciation and amortization expense decreased $1.3 million due to a $1.3 million decrease in amortization of intangible assets as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008.
     Restructuring charges. We recorded restructuring charges for our NGM business segment consisting of $2.7 million in severance-related costs due to a workforce reduction. There was no corresponding charge for the three months ended September 30, 2008.
     Interest and other expense. Interest and other expense increased $1.5 million primarily due to $2.2 million of trading losses on certain of our investment securities with offering rights, for which there were no corresponding losses for the three months ended September 30, 2008. In addition, this increase was partially offset by $0.6 million in other-than-temporary impairment charge associated with our cash reserve fund and ARS in the three months ended September 30, 2008, for which there were no corresponding other-than-temporary impairment charge for the three months ended September 30, 2009.
     Interest and other income. Interest and other income increased $2.4 million primarily due to gains of $2.3 million and $0.3 million for our ARS and cash reserve fund, respectively. This increase was partially offset by a decrease in interest income of $0.2 million from lower yields on our investments as compared to the quarter ended September 30, 2008.
     Provision for income taxes. Our effective tax rate increased to 39.6% for the three months ended September 30, 2009 from 36.1% for the three months ended September 30, 2008 primarily due to gains from the reduction of reserves associated with uncertain tax positions during the third quarter of 2008 and tax expense associated with the resolution of an IRS examination during the third quarter of 2009.

     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009
     The following table presents an overview of our results of operations for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(unaudited)
	(in thousands, except per share data)
Revenue:
Addressing	$94,899	$96,157	$1,258	1.3%
Interoperability	49,228	42,122	(7,106)	(14.4)%
Infrastructure and other	217,305	207,876	(9,429)	(4.3)%

Total revenue	361,432	346,155	(15,277)	(4.2)%

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	78,983	82,808	3,825	4.8%
Sales and marketing	56,808	59,193	2,385	4.2%
Research and development	22,442	12,775	(9,667)	(43.1)%
General and administrative	47,040	41,274	(5,766)	(12.3)%
Depreciation and amortization	30,958	28,115	(2,843)	(9.2)%
Restructuring charges	—	2,733	2,733	100.0%
Impairment of goodwill	29,021	—	(29,021)	(100.0)%

	265,252	226,898	(38,354)	(14.5)%

Income from operations	96,180	119,257	23,077	24.0%
Other (expense) income:
Interest and other expense	(4,434)	(4,669)	(235)	5.3%
Interest and other income	3,200	6,352	3,152	98.5%

Income before income taxes	94,946	120,940	25,994	27.4%
Provision for income taxes	48,176	47,602	(574)	(1.2)%

Net income	$46,770	$73,338	$26,568	56.8%

Net income per common share:
Basic	$0.63	$0.99

Diluted	$0.61	$0.97

Weighted average common shares outstanding:
Basic	74,509	74,269

Diluted	76,548	75,409

Revenue
     Total revenue. Total revenue decreased $15.3 million due to a reduction in our effective price per transaction under our seven regional contracts with NAPM that we amended in January 2009. Under the amended contracts, the pricing model for the use of existing telephone number portability services changed from one that was transaction-based to an annual fixed-fee with price escalators.
     Addressing. Addressing revenue increased $1.3 million due to the expanded range of our DNS services, consisting of a $6.6 million increase in revenue from our Ultra Services resulting from an increase in demand from customers who rely on us to meet their increasingly complex DNS requirements and a $1.4 million increase in revenue from an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $0.4 million due to an increased number of codes under management. These increases were partially offset by a decrease of $6.9 million in revenue as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States.
     Interoperability. Interoperability revenue decreased $7.1 million due to a decrease of $7.4 million from our Clearinghouse business segment, which was partially offset by an increase of $0.3 million from our NGM business segment. The decrease in Clearinghouse revenue of $7.4 million was driven in part by a decrease in revenue of $3.4 million from our order management services. In addition, revenue decreased $3.1 million due to a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. Our revenue from telephone number portability services in Canada decreased $1.0 million. The increase in NGM revenue of $0.3 million was driven by an increase in the number of customers utilizing our inter-carrier mobile instant messaging services.
     Infrastructure and other. Infrastructure and other revenue decreased $9.4 million due to a decrease of $7.9 million from our Clearinghouse business segment and $1.5 million decrease from our NGM business segment. The decrease in Clearinghouse revenue of $7.9 million was driven by a decrease in revenue of $12.8 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. This decrease is partially offset by a $4.9 million increase in other revenue comprised of revenue from on-going support services for telephone number portability solutions outside the United States, one-time functionality improvements requested by our customers and other revenue. The decrease in NGM revenue of $1.5 million was due to a decrease in the number of customers utilizing our intra-carrier mobile instant messaging services.
Expense
     Cost of revenue. Cost of revenue increased $3.8 million, due to a $4.2 million increase from our Clearinghouse business segment, partially offset by a $0.4 million decrease from our NGM business segment. The increase in Clearinghouse cost of revenue of $4.2 million was primarily driven by an increase of $3.0 million in personnel and personnel-related expense due to increased headcount in our operations group to support our expanded service offerings. In addition, royalty expense related to U.S. Common Short Code services increased $1.1 million. The $0.4 million decrease in NGM cost of revenue was due primarily to headcount reductions related to our NGM restructuring.
     Sales and marketing. Sales and marketing expense increased $2.4 million. Our Clearinghouse business segment sales and marketing expense increased $9.4 million, offset by a $7.0 million decrease attributable to our NGM business segment. The increase in Clearinghouse sales and marketing expense of $9.4 million was primarily driven by an increase of $5.0 million in personnel and personnel-related expense and a $4.3 million increase in professional fees, both related to additions to our sales and marketing team to focus on branding and expanded service offerings. The $7.0 million decrease in NGM business segment sales and marketing expense was due to a decrease of $7.0 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM restructuring.
     Research and development. Research and development expense decreased $9.7 million, of which $3.9 million was attributable to our Clearinghouse business segment and $5.8 million was attributable to our NGM business segment. Clearinghouse research and development expense decreased primarily from reductions in personnel and personnel-related expense of $3.0 million due to decreased headcount and $0.6 million due to reductions in contractor costs. The $5.8 million decrease in NGM research and development expense was primarily attributable to a $4.6 million decrease in personnel and personnel-related expense as a result of headcount reductions pursuant to our NGM restructuring and a decrease of $1.0 million due to reductions in contractor costs.
     General and administrative. General and administrative expense decreased $5.8 million, including a $3.0 million decrease attributable to our Clearinghouse business segment, and a $2.8 million decrease attributable to our NGM business segment. Clearinghouse business segment general and administrative expense decreased primarily as a result of a $2.6 million decrease in personnel and personnel-related expense and a $1.8 million decrease in professional fees. The decrease in personnel and personnel-related expense was primarily due to a $2.9 million reduction in stock-based compensation. This reduction in stock-based compensation was principally related to our 2007 performance vested restricted stock units. This decrease was partially offset by a $1.5 million increase in general facility costs. The $2.8 million decrease in NGM business segment general and administrative expense was due predominantly to a decrease of $1.2 million in personnel and personnel-related expense as a result of headcount reductions primarily related to our NGM restructuring and a decrease of $1.4 million in facility costs.
     Depreciation and amortization. Depreciation and amortization expense decreased $2.8 million. Our Clearinghouse business segment depreciation and amortization expense increased $0.5 million. Our NGM business segment depreciation and amortization expense decreased $3.3 million due to a $3.9 million decrease in amortization of intangible assets as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008. This decrease was partially offset by a $0.7 million increase in the depreciation of capital assets.
     Restructuring charges. We recorded restructuring charges for our NGM business segment consisting of $2.7 million in severance-related costs due to a workforce reduction. There was no corresponding expense for the nine months ended September 30, 2008.
     Impairment of goodwill. We recognized an impairment charge of $29.0 million in the first quarter of 2008 to write down the value of goodwill from our NGM business segment. There was no corresponding expense in the nine months ended September 30, 2009.
     Interest and other expense. Interest and other expense increased $0.2 million primarily due to an increase in interest expense of $0.3 million primarily resulting from an increase in our capital lease interest expense.
     Interest and other income. Interest and other income increased $3.2 million primarily due to realized gains of $4.4 million on our short-term investments and the receipt of $1.2 million in payment on indemnification claims made in connection with our acquisition of Followap Inc. during the nine months ended September 30, 2009. There were no corresponding gains in the nine months ended September 30, 2008. These gains were offset by a decrease in interest income of $2.4 million due to lower yields on our investments as compared to the nine months ended September 30, 2008.
     Provision for income taxes. Our effective tax rate decreased to 39.4% for the nine months ended September 30, 2009 from 50.7% for the nine months ended September 30, 2008 due primarily to the impact of the $29.0 million non-cash impairment charge recorded in the first quarter of 2008 as a result of a write-down of goodwill, none of which is deductible for tax purposes.

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
     Total cash, cash equivalents and short-term investments were $303.2 million at September 30, 2009, an increase from $161.7 million at December 31, 2008. This increase was due primarily to cash provided by operating activities and the reclassification of $40.5 million of investments from long-term to short-term due to our right to sell our ARS at par value beginning on June 30, 2010 to the investment firm that brokered the original investments. We intend to exercise the right in June 2010. Of the $303.2 million included in total cash, cash equivalents and short-term investments, $2.4 million is invested in a cash reserve fund that has been closed to new investments and immediate redemptions, $30.6 million is invested in ARS that may be settled at par value beginning June 30, 2010, and $7.6 million is related to our ARS rights.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. As of and for the nine months ended September 30, 2009, we were in compliance with these covenants. As of September 30, 2009, we had no borrowings under the credit facility and we utilized $9.1 million of the availability under the facility for outstanding letters of credit.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
Cash flows from operations
     Net cash provided by operating activities for the nine months ended September 30, 2009 was $126.9 million, as compared to $118.3 million for the nine months ended September 30, 2008. This $8.6 million increase in net cash provided by operating activities was principally the result of a decrease in non-cash adjustments of $33.4 million, including a goodwill impairment charge of $29.0 million recorded in the first quarter of 2008. This overall decrease in non-cash adjustments was offset by an increase in net income for the corresponding period of $26.6 million and an increase of $15.4 million in net changes in operating assets and liabilities.
Cash flows from investing
     Net cash used by investing activities for the nine months ended September 30, 2009 was $7.1 million, as compared to net cash provided by investing activities of $8.1 million for the nine months ended September 30, 2008. This $15.2 million decrease in net cash provided by investing activities was principally due to a decrease in our investments of $28.2 million driven by redemptions of our cash reserve fund and ARS investments, and an increase of $0.4 million in purchases of property and equipment. This decrease was offset by a $13.4 million decrease in cash paid for acquisitions.
Cash flows from financing
     Net cash used in financing activities was $8.3 million for the nine months ended September 30, 2009, as compared to $123.0 million for the nine months ended September 30, 2008. This $114.7 million decrease in net cash used in financing activities was principally the result of payment of $124.9 million to repurchase our Class A common stock during 2008; no payments were made to repurchase our Class A common stock in the corresponding period of 2009. This decrease was offset by a $4.6 million decrease in cash from exercises of our common stock, a $1.8 million decrease in a tax benefit associated with our stock options, and a $3.8 million increase in cash used for principal repayments on capital lease obligations.

Recent Accounting Pronouncements
     In April 2009, the FASB, issued guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This new guidance, included in FASB ASC Topic Business Combinations, eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We expect the new guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies subsequent to January 1, 2009.
     In June 2009, the FASB issued new guidance to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. We are required to adopt the new guidance for our annual and interim periods beginning after November 15, 2009. We do not expect the adoption to have a material impact on our consolidated financial statements.
     In September 2009, the FASB ratified Accounting Standard Update 2009-13, Revenue Recognition Topic 605 — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, we will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier application permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of or for the period ended September 30, 2009.

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
     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2009:

				Maximum Number
				(or Approximate
	Total		Total Number of	Dollar Value) of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs	Programs
July 1 through July 31, 2009	645	$22.46	—	$—
August 1 through August 31, 2009	803	23.05	—	—
September 1 through September 30, 2009	1,229	22.92	—	—

Total	2,677	$22.85	—	$—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.4	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

10.3.4	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.1	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: October 30, 2009	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.4	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

10.3.4	Amendment to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.1	Amendment to North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.