Form 10-K
period 2009-12-31
NEUSTAR INC
filed 2010-02-26
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 001-32548

NeuStar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2141938
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46000 Center Oak Plaza Sterling, Virginia (Address of principal executive offices)	20166 (Zip Code)

(571) 434-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 19, 2010, 74,465,138 shares of NeuStar Class A common stock were outstanding and 3,082 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2009 was approximately $1.74 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2009.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

Overview

We provide essential clearinghouse services to the communications industry and enterprise customers. Our customers use the databases we contractually maintain in our clearinghouse to obtain data required to successfully route telephone calls in North America, to exchange information with other communications service providers, or CSPs, and to manage technological changes in their own networks. We operate the authoritative directories that manage virtually all telephone area codes and numbers, and we enable the dynamic routing of calls among thousands of CSPs in the United States and Canada. All CSPs that offer telecommunications services to the public at large, or telecommunications service providers, such as Verizon Communications Inc., Sprint Nextel Corporation, and AT&T Inc., must access our clearinghouse to properly route virtually all of their customers’ calls. We provide clearinghouse services to emerging CSPs, including Internet service providers, mobile network operators, cable television operators, and voice over Internet protocol, or VoIP, service providers. In addition, we provide domain name services, including internal and external managed DNS solutions that play a key role in directing and managing traffic on the Internet, and we manage the authoritative directories for the .us and .biz Internet domains. We operate the authoritative directory for U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry, and provide solutions used by mobile network operators throughout Europe and Asia to enable mobile instant messaging for their end users.

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

Company Information and History

We incorporated in Delaware in 1998 to acquire our business from Lockheed Martin Corporation. We completed this acquisition in November 1999. Our principal executive offices are located at 46000 Center Oak Plaza, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.

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

The increasing complexity of the communications industry has produced operational challenges. The in-house network management and back office systems of traditional carriers were not designed to capture all of the information necessary for provisioning, authorizing, routing and billing these new services. In particular, it has become significantly more difficult for service providers to:

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

Our Clearinghouse

We provide our services from a set of unique databases, systems and platforms in geographically dispersed data centers, which we refer to collectively as our clearinghouse. We designed our clearinghouse to provide substantial advantages in meeting the challenges facing the communications industry and enterprises for both traditional voice and IP networks. First, our clearinghouse databases and capabilities provide competing CSPs and enterprises with fair, equal and secure access to essential shared resources such as telephone numbers and domain names. This sharing of data is critical for locating end-users and establishing their identity. Second, our clearinghouse databases and capabilities serve as an authoritative directory to ensure proper routing of voice, advanced data applications and IP-based communications, such as mobile instant messaging, regardless of originating or terminating technologies. Third, our customers may access our clearinghouse through standard interfaces. Our clearinghouse also enables connections to authoritative operating data for our customers, including CSPs, content providers and enterprises. As a result, our clearinghouse facilitates advanced services, such as multi-media content services and mobile instant messaging. Finally, our services facilitate the management of networks and services, including the deployment of new technologies and protocols, the balancing of communications traffic across our customers’ internal networks, network consolidation, and the control of instant messaging services, which promote our customers’ ability to create differentiated and value-added services.

To ensure our role as a provider of essential services to the communications industry and our enterprise customers, we designed our clearinghouse to be:

•	Reliable. Our clearinghouse services depend on complex technology that is designed to deliver reliability consistent with industry standards and the standards of our customers. Under our contracts, we have committed to our customers to deliver high quality services across numerous measured and audited service levels, such as system availability, response times for help desk inquiries and billing accuracy, consistent with these standards.

•	Scalable. The modular design of our clearinghouse enables capacity expansion without service interruption or quality of service degradation, and with incremental investment that provides significant economies of scale.

•	Neutral. We provide our services in a competitively neutral way to ensure that no one telecommunications service provider, telecommunications industry segment or technology or group of telecommunications customers is favored over any other. Moreover, we have committed not to be a telecommunications service provider in competition with our customers.

•	Trusted. The data we collect are important and proprietary. Accordingly, we have appropriate procedures and systems to protect the privacy and security of customer data, restrict access to the system and generally protect the integrity of our clearinghouse. Our performance with respect to neutrality, privacy and security is independently audited on a regular basis.

NeuStar Clearinghouse Services

Addressing

“Addresses” are a shared resource among CSPs and, in certain circumstances, enterprises. Each communications device must have a unique address so that communications can be routed properly to that device. With the development of new technologies, the number and type of addressing resources increase, and the advent of bundled services, such as voice plus text messaging, may require the identification of multiple addresses for what is intended to be a single, integrated communication to one or more devices used by a single user or a group of users.

For communications to reliably reach the intended users, we believe that the communications industry and enterprises require a trusted, authoritative administrator of addressing directories to route communications. Moreover, we believe that CSPs must have fair access to shared addressing resources and must be able to access the administrator’s systems to ensure the proper routing of communications. We provide a range of addressing services to meet these needs, including:

•	Telephone Number Administration. As the North American Numbering Plan Administrator, we maintain the authoritative database of telephone numbering resources for North America. We allocate telephone numbers by geographic location and assign telephone numbers to telecommunications service providers. We administer area codes, including area code splits and overlays, and collect and forecast telephone number utilization rates by service providers. As the National Pooling Administrator, we also manage the administration of inventory and allocation of pooled blocks of unassigned telephone numbers by reassigning 1,000-number blocks of assigned but unused telephone numbers to telecommunications service providers requiring additional telephone numbers. We provide these services under fixed-fee contracts with the Federal Communications Commission, or FCC.

•	Telephone Number Pooling. In addition to the administrative functions associated with our role as the National Pooling Administrator, we also implement the administration of the allocation of pooled blocks of unassigned telephone numbers through our clearinghouse, including the reallocation of pooled blocks of telephone numbers to the consolidated network of consolidating carriers following a merger or other business combination. As of January 1, 2009, we are paid on an annual, fixed-fee basis.

•	Internet Infrastructure Services.

•	Ultra Services. We provide a suite of services that play a key role in directing and managing Internet traffic, and monitoring, testing and measuring the performance of websites and networks. All of these services enable thousands of customers to intelligently and securely control and distribute Internet traffic, while ensuring security, scalability and reliability of websites, email and networks. We are typically paid a recurring monthly fee based on contractually established monthly transaction volumes. If the transactions processed exceed the maximum of the transaction volumes that were contractually established, we are paid a per-transaction fee for these excess transactions.

•	Domain Name Registry Services. We operate the authoritative registries of Internet domain names for the .biz and .us top level domains. In addition, we are the technical back-end registry operator for the .travel and .tel top-level domains. All Internet communications routing to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We are the exclusive provider of wholesale registration services to domain name retailers for all regions outside of the home countries for the .cn, or the country code top-level domain for China, and .tw, or the country code top-level domain for Taiwan. We are primarily paid on a subscription basis for each name in the registries.

•	U.S. Common Short Codes. We operate the authoritative U.S. Common Short Code registry on behalf of the leading wireless providers in the United States. A Common Short Code is a string of five or six numbers, which serves as the “address” for text messages that are sent from wireless devices to businesses or organizations on a many-to-one basis. U.S. Common Short Codes are often used by consumer brand companies and organizations to count votes using wireless devices in promotional marketing efforts, such as votes for sporting event MVPs, to register for contests and special offers, to download applications such as ring tones, and are used for product awareness campaigns. We are paid on a subscription basis for each code in the registry.

Interoperability

To provide communications across multiple networks involving multiple service providers, industry participants must exchange essential operating data. We believe that our clearinghouse is the most efficient, logistically practical and economical means for each CSP to exchange the large volumes of operating data that are required to deliver communications services between networks. Our services include:

•	Wireline and Wireless Number Portability. Our clearinghouse is the master, authoritative directory that allows end users in the United States and Canada to change their telephone carrier without changing their telephone numbers. In addition, service providers use this service to change the network identification associated with their end users’ telephone numbers after a merger or consolidation. We have provided this service for wireline local number portability since 1997, and in 2003, we expanded our service to provide portability of telephone numbers between wireless telecommunications service providers and between wireline and wireless telecommunications service providers. In the United States, as of January 1, 2009, we are paid on an annual, fixed-fee basis. In Canada, we are paid on a per-transaction basis for this service.

•	Order Management Services. We provide centralized clearinghouse services that permit our customers, through a single interface, to exchange essential operating data with multiple CSPs in order to provision services. We are typically paid on a per-transaction basis for each order we process.

Infrastructure and Other

Constant changes in the communications service industry require providers to make frequent and extensive changes in their own network infrastructure. Our infrastructure services are used by CSPs to efficiently reconfigure their networks and systems in response to changes in the market. Our services include:

•	Network Management. Our customers in the United States and Canada use our clearinghouse to centrally process changes to essential network elements that are used to route telephone calls. In the United States, as of January 1, 2009, we are paid on an annual, fixed-fee basis. In Canada, we are paid on a per-transaction

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

NeuStar Next Generation Messaging Services

Mobile Instant Messaging.  We provide scalable solutions to mobile network operators across Europe and Asia, which allow them to manage instant messaging, or IM, services provided by Internet service providers and to create their own branded IM services. We are typically paid a monthly fee on a per-active user basis.

Operations

Sales Force and Marketing

As of December 31, 2009, our sales and marketing organization consisted of approximately 283 people who work together to deliver advanced technologies and solutions to serve our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing team works closely with our sales teams to deliver comprehensive services, and develop a clear and consistent corporate image.

We have an experienced sales and marketing staff who offer extensive knowledge in the management of telephone numbers and domain name systems, number portability and IP clearinghouse services. We believe we have close relations with our customers, and we understand their systems and operations. We have worked closely with our customers to develop solutions such as national pooling, U.S. Common Short Codes, number translation services, and the provisioning of service requests for VoIP providers. Our sales teams strive to increase the services purchased by existing customers and to expand the range of services we provide to our customers.

Customer Support

We strive to provide world-class customer service, and we provide customer support 24 hours a day, 7 days a week. Customer support personnel are responsible for the end-to-end ownership of all customer inquiries, provisioning and trouble requests. Our staff works closely with our customers to ensure that our service level agreements are being met. They continually solicit customer feedback and are in charge of bringing together the proper internal resources to troubleshoot any problems or issues that customers may have. Performance of these individuals is measured by customer satisfaction surveys and through stringent measurements of key performance indicators.

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

Research and Development

We maintain a research and development group, the principle functions of which are to develop new services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvement to existing services focus on the challenges communicated to us by our customers related to the management of an expanding array of technologies and end-user services across a growing number of CSPs and enterprises. We employ industry experts in areas of technology that we believe are key to solving these problems. Our quality control and application testing processes focus predominantly on highly technical issues related to the performance of our technology platforms, which are identified through both internal and external feedback mechanisms, and continuous testing of our applications and system platforms to ensure uptime commensurate to service level standards we have committed to our customers. As of December 31, 2009, we had approximately 84 employees dedicated to research and development, which consists of software engineers, project managers and documentation specialists. We expense our research and development costs as they are incurred. Our research and development expense was $27.4 million, $27.5 million and $16.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Customers

We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc. and AT&T Inc.; competitive local exchange carriers, such as XO Holdings, Inc. and Level 3 Communications, Inc.; wireless service providers, such as Verizon Wireless Inc., and long distance carriers. We also serve emerging CSPs, including Comcast Corporation, Cox Communications, Inc. and Cbeyond, Inc., and emerging providers of VoIP services, such as Vonage Holdings Corp.

In addition to serving traditional CSPs, we also serve a growing number of customers who are either enablers of Internet services or providers of information and content to Internet and telephone users. For example, customers for our managed DNS services include a wide range of both large and small enterprises, including registry operators, such as the Canadian Internet Registration Authority, and e-commerce companies. All Internet service providers rely on our Internet registry services to route all communications to .biz and .us Internet addresses. Domain name registrars, including Network Solutions, Inc., The Go Daddy Group, Inc., and Register.com, Inc. pay us for each .biz and .us domain name they register on behalf of their customers. Wireless service providers rely on our registry to route all U.S. Common Short Code communications, but the bulk of our customers for U.S. Common Short Codes are the information and entertainment content providers who register codes with us to allow wireless subscribers to communicate with them via text messaging. Mobile network operators throughout Europe and Asia, including several country operators affiliated with Vodafone Group Plc, rely on our instant messaging solutions to provide mobile instant messaging to their end users.

Our customers include over 10,600 different entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single entity accounted for more than 10% of our total revenue in 2009. The amount of our revenue derived from customers inside the United States was $387.4 million, $434.0 million and $431.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. The amount of our revenue derived from customers outside the United States was $41.8 million, $54.8 million and $49.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $301.8 million, $331.8 million and $306.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

We have two business segments, Clearinghouse and Next Generation Messaging, or NGM. For further discussion of the operating results of our segments, including revenue, income (loss) from operations, total assets, goodwill, and intangible assets, as well as information concerning our international operations, see Note 17 to our Consolidated Financial Statements in Item 8.

Competition

Our services most frequently compete against the in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

In our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes where we competed against companies including Accenture Ltd, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Noblis, Inc., Nortel Networks Corporation, Pearson Education, Inc., Perot Systems Corporation, Telcordia Technologies, Inc. and VeriSign, Inc. We have renewed or extended the term of several of these contracts since they were first awarded to us. As the terms of these contracts expire, we expect that other companies may seek to bid on renewals or new contracts, and we may not be successful in renewing them. In addition, prior to the expiration of our contracts in 2015 to provide number portability services, NAPM could solicit, or our competitors may submit, proposals to replace us, in whole or in part, as the provider of the services covered by these contracts. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider with high customer satisfaction of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.

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

For the remainder of our services, we compete against a range of providers of interoperability and infrastructure services and/or software, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into these categories:

•	systems integrators such as Accenture Ltd, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for CSPs and in some cases operate and manage certain back-office systems for CSPs on an outsourced basis;

•	with respect to our Ultra Services, companies such as Akamai Technologies, Inc., Afilias Limited, F5 Networks, Inc., Keynote Systems, Inc., and Compuware Corporation, that compete with us in one or more of our Ultra Services, including internal and external managed DNS services, network monitoring and load testing;

•	with respect to mobile instant messaging, companies that develop presence and instant messaging solutions, such as Nokia Corporation and Colibria AS; and

•	with respect to order management services, companies such as Synchronoss Technologies, Inc., Telcordia Technologies, Inc., Syniverse Technologies, Inc. and Evolving Systems, Inc., which offer communications interoperability services, including inter-CSP order processing and workflow management on an outsourced basis.

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

Employees

As of December 31, 2009, we employed 896 persons worldwide. None of our employees is currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Contracts

We provide many of our addressing, interoperability and infrastructure services pursuant to private commercial and government contracts. Specifically, in the United States, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven regional contracts with NAPM. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with NAPM. The North American Numbering Council, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees NAPM’s management of these contracts. See “— Regulatory Environment — Telephone Numbering.” We recognized revenue under our contracts with NAPM primarily on a per-transaction basis through December 31, 2008, and the aggregate fees for transactions processed under these contracts were determined by the total number of transactions. In January 2009, we amended our seven regional contracts with NAPM to provide for an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, was set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customers reach certain levels of aggregate telephone number inventories and adopt and implement certain Internet Protocol (IP) fields and functionality. During 2009, our customers adopted and implemented these IP fields and functionality, and earned $7.5 million of the additional credits as a result, but did not reach the levels of aggregate telephone number inventories required to earn additional credits. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year. Under both the transaction-based and fixed-fee models, our fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. Under these contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our clearinghouse also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM continue through June 2015.

On November 3, 2005, BellSouth Corporation filed a petition seeking changes in the way our customers are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 19, 2010, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. In addition, after the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States, which Telcordia has continued to pursue in response to our amendment of these contracts in January 2009. As of February 19, 2010, the FCC had not initiated a formal rulemaking process, and the Telcordia petition remains pending. If the Telcordia petition is successful, we may lose one or more of our contracts with North American Portability LLC or lose a portion of our business in one or more geographic regions where we provide services.

We also provide wireline and wireless number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per-transaction basis. This contract continues through December 2011. The services we provide under the contracts with NAPM and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC in 2003 and in July 2009, the FCC awarded us a short-term contract under which we will continue to serve as the North American Numbering Plan Administrator. The contract commenced on July 9, 2009 and has an initial term of six-months with two six-month extension options exercisable by the FCC. In January 2010, the FCC exercised the first of these two six-month extension options and extended this contract through July 8, 2010. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was two years, commencing in August 2007, and the contract has three one-year extension options that are exercisable at the election of the FCC. In August 2009, the FCC exercised the first of the three one-year extension options to extend the contract through August 2010.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted in May 2001. In December 2006, the ICANN awarded to us a renewal of the .biz contract through December 2012. Under the terms of the amended agreement, the .biz contract automatically renews after 2012 unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally awarded in October 2001. In October 2007, the government awarded to us a renewal of the .us contract for a period of three years, which may be extended by the government for two additional one-year periods. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the terms of the new .us contract were amended. The amended contract expires in August 2011, with two one-year renewal options exercisable by the Department of Commerce. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.

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

Regulatory Environment

Telephone Numbering

Overview.  The Telecommunications Act of 1996 was enacted to remove barriers to entry in the communications market. Among other things, the Telecommunications Act of 1996 mandates portability of telephone numbers and requires traditional telephone companies to provide non-discriminatory access and interconnection to potential competitors. The FCC has plenary jurisdiction over issues relating to telephone numbers, including telephone number portability and the administration of telephone number resources. Under this authority, the FCC promulgated regulations governing the administration of telephone numbers and telephone number portability. In 1995, the FCC established the North American Numbering Council, a federal advisory committee, to advise and make recommendations to the FCC on telephone numbering issues, including telephone number resources administration and telephone number portability. The members of the North American Numbering Council include representatives from local exchange carriers, interexchange carriers, wireless providers, VoIP providers, manufacturers, state regulators, consumer groups, and telecommunications associations.

Telephone Number Portability.  The Telecommunications Act of 1996 requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a series of competitive procurements, we were selected by a consortium of service providers representing the telecommunications industry to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the North American Numbering Council recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability in their respective regions, subject to North American Numbering Council oversight. Under the rules and policies adopted by the FCC, NAPM, as successor in interest to the seven regional consortiums, has the power and authority to negotiate master agreements with an administrator of telephone number portability, so long as that administrator is neutral.

North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2008, we “exceeded” and “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2009 have not yet been completed.

Neutrality.  Under FCC rules and orders establishing the qualifications and obligations of the North American Numbering Plan Administrator and National Pooling Administrator, and under our contracts with NAPM to provide telephone number portability services, we are required to comply with neutrality regulations and policies. Under these neutrality requirements, we are required to operate our numbering plan, pooling administration and number portability functions in a neutral and impartial manner, which means that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of those businesses. We are examined periodically on our compliance with these requirements by independent third parties. The combined effect of our contracts and the FCC’s regulations and orders requires that we:

•	not be a telecommunications service provider, which is generally defined by the FCC as an entity that offers telecommunications services to the public at large, and is, therefore, providing telecommunications services on a common carrier basis;

•	not be an affiliate of a telecommunications service provider, which means, among other things, that we:

•	must restrict the beneficial ownership of our capital stock by telecommunications service providers or affiliates of a telecommunications service provider; and

•	may not otherwise, directly or indirectly, control, be controlled by, or be under common control with, a telecommunications service provider; and

•	not derive a majority of our revenue from any single telecommunications service provider; and

•	not be subject to undue influence by parties with a vested interest in the outcome of numbering administration and activities. Notwithstanding our satisfaction of the other neutrality criteria above, the North American Numbering Council or the FCC could determine that we are subject to such undue influence. The North American Numbering Council may conduct an evaluation to determine whether we meet this “undue influence” criterion.

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

Internet Domain Name Registrations

We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN originally granted to us in May 2001, which currently runs through December 2012 and renews automatically thereafter unless it has been determined that we have been in fundamental and material breach of certain provisions of the agreement and have failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally granted in October 2001 and was renewed in October 2007 for a period of three years, with two one-year extension periods exercisable at the option of the U.S. Department of Commerce. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the contract terms were amended. The amended contract expires in August 2011, with two one-year renewal options exercisable by the Department of Commerce. Under each of these registry service contracts, we are required to:

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

Because our common stock is listed on the NYSE, our Chief Executive Officer is required to make an annual certification to the NYSE stating that he is not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE on July 22, 2009. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	failures or interruptions of our systems and services;

•	security or privacy breaches;

•	loss of, or damage to, a data center;

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other clearinghouse services;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our customers’ in-house systems or from other providers of addressing, interoperability or infrastructure services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our further potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.

ITEM 1A.	RISK FACTORS

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

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data if one of the foregoing events occurs. Further, increases in the scope of services that we provide increase the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers from which we may provide services. Moreover, as we add customers, expand our service offerings and increase our visibility in the market, the likelihood that we will become a target of physical or electronic break-ins, sabotage, DDoS attacks, intentional acts of vandalism and similar events increases. If we cannot adequately protect the ability of our data centers and related systems to perform consistently at a high level and without interruptions, or otherwise fail to meet our customers’ expectations:

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

Our seven contracts with North American Portability Management LLC, an industry group that represents all telecommunications service providers in the United States, to provide telephone number portability and other clearinghouse services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 6% and 13% of our total revenue in 2009, represented in the aggregate approximately 64% of our total revenue in 2009. North American Portability Management LLC could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, these contracts have finite terms and are currently scheduled to expire in June 2015. Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.

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

In addition to our contracts with NAPM, we rely on other contracts to provide other services that we offer, including the contracts that appoint us to serve as the:

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

Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or our customers, as the case may be, for any reason, including for performance-related or other reasons, or if another provider offers to perform the same or similar services for a lower price, we may be unable to extend or renew these contracts. Further, with respect to the renewal or extension of any of our government contracts, we may be subject to bid protests from a competitor, which may require the dedication of substantial company resources, and may result in the loss of the contract. If we were unable to renew or extend any of these contracts, the number of services we are able to offer may be reduced, which would adversely affect our revenue. Further, each of the contracts listed above establishes us as the sole provider of the particular services covered by that contract during its term. If one of these contracts were terminated, or if we were unable to renew or extend the term of any particular contract, we would no longer be able to provide the services covered by that contract and could suffer a loss of prestige that would make it more difficult for us to compete for contracts to provide similar services in the future.

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

Historically, communications service providers have been relatively slow to implement new, complex services such as instant messaging and other IP-based communications. For example, during 2008 and 2009, we witnessed slower than anticipated deployment of our mobile instant messaging solutions by our carrier customers. We have limited or no control over, and cannot accurately predict, the pace at which communications service providers implement these new IP-based services. Moreover, the launch of new IP-based services by communications service providers requires significant expenditures by our customers to market and drive adoption by end users. We do not control the decision over whether such expenditures will occur or the timing of such expenditures. In turn, even if CSPs attempt to drive adoption of new IP-based services, our future revenue and profits will also depend, in part, on the wide adoption of such services by end users. For instance, we may be required to expend substantial resources to support the efforts of our customers to market and drive the adoption of our mobile instant messaging services by end users. The failure of, or delay by, communications service providers to introduce and support IP-based services utilizing our solutions in a timely and effective manner, or the failure by end users to adopt such services, could have a material adverse effect on our business and operating results.

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

Our strategic initiatives relating to mobile instant messaging may be hampered by the actions of other industry participants with strategic objectives that are different than ours, as well as those of our competitors.

Our mobile instant messaging solutions are integrated with the systems of our CSP customers and with mobile devices, and rely in part on our ability to interoperate with large Internet portals such as Yahoo! and Microsoft. Because our strategic objectives may not be aligned with those of our customers or the Internet portals, and because our customers and the Internet portals may not agree on the manner in which mobile instant messaging should operate, our ability to execute on our strategy may be hampered. As a result, revenue from our instant messaging solutions may not grow as expected and may decline. In addition, some of our mobile instant messaging solutions rely on the use of open standards. If we are unable to integrate our instant messaging solutions with systems used by our customers or device manufacturers because they do not adopt open standards or otherwise, revenue from our instant messaging solutions may not grow as expected and may decline. Moreover, the proliferation of open standards and protocols could make it easier for new market entrants and existing competitors to introduce products that compete with our solutions, which could adversely affect our business and operating results.

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

Our failure to achieve or sustain market acceptance for our services at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

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

Under our contracts with NAPM, we earn revenue for telephone number portability services on an annual, fixed-fee basis. However, in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices. In addition, under our contract with the Canadian LNP Consortium Inc., we earn revenue on a per transaction basis. As a result, if industry participants in the United States reduce their usage of our services in a particular year to levels below the established volume range for that year or if industry participants in Canada reduce their usage of our services from their current levels, our revenue and results of operations may suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining CSPs decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer churn among CSPs in the industry stabilizes or declines, or if CSPs do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If CSPs develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our clearinghouse services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our existing services or for the ancillary directory services that we expect to offer, which would harm our future revenue and growth prospects.

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

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

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

Our instant messaging solutions predominantly target international markets. In addition, we are pursuing, and we intend to pursue in the future, other international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

•	economic and political risks in foreign jurisdictions in which we operate or seek to operate;

•	difficulty of enforcing contracts and collecting receivables through some foreign legal systems;

•	differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law, as well as unexpected changes in legal and regulatory requirements;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	increased competition by local, regional, or global companies;

•	difficulties associated with managing a large organization spread throughout various countries; and

•	international privacy, data security or consumer protection-related laws and regulations.

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

Health epidemics or other events such as wars, acts of terrorism, political unrest or other man-made or natural disasters could severely disrupt our business operations.

Adverse public health epidemics or pandemics could disrupt business and the economies of the countries in which we do business, including those in Asia. Certain regions in Asia have reported outbreaks of a highly pathogenic flu caused by the H1N1 virus. In the first half of 2003, certain countries in Asia experienced an outbreak of Severe Acute Respiratory Syndrome, or SARS, which seriously interrupted economic activities and caused the demands for goods and services to decrease in the affected regions. A recurrence of SARS or an outbreak of the H1N1 or other influenzas could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, particularly in Asia. Such events could cause a significant disruption in our operations, services, development of our services, and customer demand for our services. Such significant disruptions could have an adverse impact on our business, financial condition, results of operations and cash flows.

Risks Related to the Financial Market Conditions

The recent financial crisis could negatively affect market utilization of our existing and new services and may harm our financial results.

Our success depends on our ability to generate revenues from our existing services and our introduction of new services, extensions of existing services and geographic expansion. For some of the services we provide, the market has only recently developed, and the viability and profitability of these services is unproven. Our ability to grow our business will be compromised if we do not develop and market services that achieve broad market acceptance with our current and potential customers. If our service offerings do not gain widespread market acceptance, our financial results could suffer. The global economic disruption experienced during the second half of 2008 and throughout 2009, and any continuing unfavorable changes in economic conditions, may result in lower overall spending by our current and potential customers, and adversely affect our ability to generate revenue from our existing services, introduce new services or extensions of existing services and expand geographically. If the economic downturn is prolonged, we may have difficulty in maintaining and establishing a market for our existing and new services and our financial performance may suffer.

Funds invested in auction rate securities that we hold may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an asset impairment charge.

As of December 31, 2009, we had investments in auction rate securities, or ARS, with an aggregate par value totaling approximately $37.7 million, all of which are classified as current. Our ARS are floating rate securities with long-term maturities, certain of which have underlying assets that are guaranteed by third parties, and all of which were marketed by financial institutions with auction reset dates primarily at 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has decreased the short-term liquidity of these securities and caused the interest rates earned on these securities to increase. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. We can make no assurance that we would be able to sell our ARS in a secondary market at a favorable price or otherwise. We have the right to require the issuer of our ARS to repurchase the ARS at par value beginning on June 30, 2010. If the credit rating of either the issuer of the ARS or the third-party insurers of the underlying investments deteriorates, we may be required to further adjust the carrying value of the ARS through a loss in current period earnings.

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

The market price of our Class A common stock may fluctuate widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the communications and Internet industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for communications companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.

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

Our corporate headquarters are located in Sterling, Virginia under two leases that are scheduled to expire in July and August 2010, which have two five-year renewal options. On May 2009, we extended these leases for an additional ten year period through August 31, 2020 and have four five-year renewal options. In addition, on January 20, 2010, we entered into a lease relating to our corporate headquarters in Sterling, Virginia that commences October 1, 2010 and terminates January 31, 2021, and has two five-year renewal options.

We lease facilities in Staines, United Kingdom, Haifa, Israel and Dusseldorf, Germany, to support our sales and services operations for our NGM business segment. Within the United States, we also have general office and sales facilities for our Clearinghouse business segment in North Carolina, the District of Columbia, Arizona, Kentucky, Washington and California. These domestic and international leases expire on various dates through January 2020. We believe that our existing facilities are sufficient to meet our requirements, and that new space will be available on commercially reasonable terms as we expand.

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

Market for Our Common Stock

Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 19, 2010, our Class A common stock was held by 218 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low

Fiscal year ended December 31, 2008
First quarter	$30.52	$21.33
Second quarter	$28.74	$21.25
Third quarter	$25.00	$18.68
Fourth quarter	$20.15	$13.24
Fiscal year ended December 31, 2009
First quarter	$19.87	$12.77
Second quarter	$22.36	$16.48
Third quarter	$23.57	$19.65
Fourth quarter	$24.32	$21.79

There is no established public trading market for our Class B common stock. As of February 19, 2010, our Class B common stock was held by 6 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2008 or 2009 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant.

Purchases of Equity Securities

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2009:

				Maximum Number
				(or Approximate
				Dollar Value)
			Total Number of	of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Month	Purchased(1)	per Share	Programs	Programs

October 1 through October 31, 2009	—	$—	—	$—
November 1 through November 30, 2009	6,664	23.76	—	—
December 1 through December 31, 2009	66	22.81	—	—

Total	6,730	$23.75	—	$—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.

Performance Graph

The following chart shows how $100 invested in our Class A common stock on June 29, 2005, the day our Class A common stock began trading on the New York Stock Exchange, would have performed through the period ended December 31, 2009, compared with: (a) $100 invested in the Russell 2000 Index, and (b) $100 invested in the NYSE TMT Index, and Index of Technology, Media and Telecommunications companies, each over that same period. The comparison assumes reinvestment of dividends. The stock performance in the graph is included to satisfy our SEC disclosure requirements, and is not intended to forecast or to be indicative of future performance.

This Performance Graph shall not be deemed to be incorporated by reference into our SEC filings and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

	06-29-05	12-31-05	12-31-06	12-31-07	12-31-08	12-31-09
NeuStar	$100	$117	$125	$110	$74	$89
Russell 2000	$100	$105	$123	$119	$78	$97
NYSE TMT	$100	$103	$126	$140	$83	$105

ITEM 6.	SELECTED FINANCIAL DATA

The tables below present selected consolidated statements of operations data for each of the five years ended December 31, 2009 and selected consolidated balance sheet data as of December 31, 2005, 2006, 2007, 2008 and 2009. The selected consolidated statements of operations data for each of the three years ended December 31, 2007, 2008 and 2009, and the selected consolidated balance sheet data as of December 31, 2008 and 2009, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2005 and 2006, and the selected consolidated balance sheet data as of December 31, 2005, 2006 and 2007, have been derived from our audited consolidated financial statements and related notes not included in this report.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$242,469	$332,957	$429,172	$488,845	$480,385
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	64,891	86,106	94,948	105,589	113,260
Sales and marketing	29,543	47,671	70,833	74,182	83,371
Research and development	11,883	17,639	27,381	27,527	16,160
General and administrative	28,048	34,902	48,633	58,407	55,974
Depreciation and amortization	16,025	24,016	37,731	40,582	38,040
Restructuring (recoveries) charges	(389)	—	—	1,691	6,022
Impairment of goodwill	—	—	—	93,602	—
Impairment of long-lived assets	—	—	—	18,159	—

	150,001	210,334	279,526	419,739	312,827

Income from operations	92,468	122,623	149,646	69,106	167,558
Other (expense) income:
Interest and other expense	(2,081)	(1,260)	(1,147)	(16,237)	(6,071)
Interest and other income	2,366	3,984	4,612	13,112	7,519

Income before income taxes	92,753	125,347	153,111	65,981	169,006
Provision for income taxes	37,251	51,353	60,776	61,687	67,865

Net income	55,502	73,994	92,335	4,294	101,141
Net income attributable to noncontrolling interests	(104)	(95)	—	—	—

Net income attributable NeuStar, Inc.	55,398	73,899	92,335	4,294	101,141
Dividends on and accretion of preferred stock	(4,313)	—	—	—	—

Net income attributable to NeuStar, Inc. common stockholders	$51,085	$73,899	$92,335	$4,294	$101,141

Net income attributable to NeuStar, Inc. common stockholders per common share:
Basic	$1.48	$1.02	$1.21	$0.06	$1.36

Diluted	$0.72	$0.94	$1.16	$0.06	$1.34

Weighted average common shares outstanding:
Basic	34,438	72,438	76,038	74,350	74,301

Diluted	77,047	78,340	79,300	76,107	75,465

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,475	$58,252	$198,678	$161,653	$342,191
Working capital	113,296	53,970	210,870	164,636	316,263
Goodwill and intangible assets	54,150	257,051	240,944	134,661	127,206
Total assets	283,215	448,259	616,661	519,166	647,804
Deferred revenue and customer credits, excluding current portion	18,463	17,921	18,063	11,657	8,923
Long-term debt and capital lease obligations, excluding current portion	4,459	3,925	10,923	11,933	10,766
Total stockholders’ equity	186,267	341,146	480,535	386,653	504,437

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In 2009, we maintained solid profitability and high cash generation despite uncertain and challenging economic conditions. Additionally, the January 2009 amendments to our NAPM contracts for telephone number portability services in the United States provided us with enhanced visibility and reliability for a substantial portion of our total revenue through June 2015.

During 2009, we further positioned ourselves for growth through innovation, especially in the world of Internet Protocol, or IP. For example, our amended contracts to provide telephone number portability services in the United States allow for increased use of our innovative services, and enable us to help the telecommunications industry meet its emerging needs for IP functionality. To this end, in May 2009, as contemplated by our amended contracts to provide telephone number portability services, our customers adopted and implemented certain IP fields and functionality for voice, short messaging service, or SMS, and multi-media messaging service, or MMS. In addition, we strengthened our sales and distribution capabilities in our Ultra Services, which furthers our global market reach.

We continued to experience increased demand for our telephone portability services in the United States and our internet domain name services during 2009. Our total revenue for 2009 was $480.4 million, a slight decrease of 1.7% as compared to 2008. Our revenue reflects an increase of 11.9% from services provided outside of our contracts to provide telephone number portability services in the United States. This increase was driven by increased internet traffic and increased demand for our secure, reliable and scalable Ultra Services, which grew 27.6% over 2008. However, this increase was offset by our anticipated decrease in annual revenue due to the January 2009 amended pricing terms under our contracts to provide telephone number portability services in the United States. Under these contracts, our revenue decreased 8.9% despite a growth in transaction volume of 6.1% over 2008. During 2009, the effective price per transaction was $0.74, compared to $0.86 for 2008.

In our NGM business and areas of our Clearinghouse business, we have continued to drive cost efficiencies. During 2009, we extended our NGM restructuring plan first announced in December 2008 to more appropriately allocate resources to our key mobile instant messaging initiatives. We plan to relocate some of our operations and support functions to more cost effective geographies while maintaining access to skilled labor pools.

The growing demand for our services, the recurring nature of our revenue streams and our strategic cost management efforts facilitated our profitability and strong cash flows in 2009. As a result of the increased demand for our services and our focus on cost management, our cash flows from operations for the year ended December 31, 2009 were $175.3 million. This resulted in total cash, cash equivalents and short-term investment balances of $342.2 million as of December 31, 2009.

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

Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, depreciation and amortization, and restructuring charges.

Cost of revenue includes all direct materials, direct labor, and those indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies and facilities cost. Our primary cost of revenue is related to personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid related to our U.S. Common Short Code services and registry gateway services. Cost of revenue also includes our information technology and systems department, including network costs, data center maintenance, database management, data processing costs and facilities costs.

Sales and marketing expense consists of personnel costs, such as salaries, sales commissions, travel, stock-based compensation, and other personnel-related expense; costs associated with attending and sponsoring trade shows; facilities costs; professional fees; costs of marketing programs, such as Internet and print, including product branding, market analysis and forecasting; and customer relationship management.

Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense; contractor costs; and the costs of facilities, computer and support services used in service and technology development.

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

Restructuring charges relate to the termination of certain employees and reduction in or closure of leased facilities in some of our international locations.

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

Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See Item 1A of this report, “Risk Factors,” for certain matters that may bear on our results of operations.

Revenue Recognition

We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. In 2007 and 2008, we recognized revenue under our contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the FCC. Under our contracts, we also bill a Revenue Recovery Collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.

In January 2009, we amended our seven regional contracts with NAPM under which we provide telephone number portability and other clearinghouse services to CSPs in the United States. These amendments provide for an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, was set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customers reach certain levels of aggregate telephone number inventories and adopt and implement certain Internet Protocol, or IP, fields and functionality. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. During 2009, our customers adopted and implemented the IP fields and functionality, and earned $7.5 million of the additional credits as a result. However, our customers did not reach the levels of aggregate telephone number inventories required to earn additional credits and as a result, $7.5 million of additional revenue was recognized in the fourth quarter of 2009. The amendments also enable our customers to earn credits if volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of credits earned based on transaction volume is done annually at the end of the year and these credits are applied to the following year’s invoices. There were no credits earned in 2009 by our customers for transaction volumes above or below the contractually established volume range for 2009. We determine the fixed and determinable fee under the amended contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2009, we concluded that the fixed and determinable fee equaled $285.0 million, which represents the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. We record the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.

In 2007, pricing under our contracts with NAPM was $0.91 per transaction regardless of transaction volume. During 2008, per-transaction pricing under the contracts with NAPM was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200.0 million and 587.5 million. For annualized transaction volumes less than or equal to 200.0 million, the price per transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the year ended December 31, 2008, the weighted average per transaction price was $0.86.

During 2009, the effective price per transaction was calculated by dividing the ratable portion of the fixed and determinable fee by the number of transactions during the corresponding period. For the year ended December 31, 2009, the effective price per transaction under the contracts with NAPM was $0.74.

For more information regarding how we recognize revenue for each of our service categories, please see Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report.

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

Restructuring

In December 2008, we announced a restructuring plan for our NGM business segment, involving the termination of certain employees and reduction in or closure of leased facilities in some of our international locations. As a result, we incurred $1.2 million in severance related costs and $0.5 million in lease and facilities exit costs for the year ended December 31, 2008. In August 2009, we announced the extension of the restructuring plan to include further headcount reductions and the closure of certain facilities. We anticipate that the restructuring plan will be completed by the end of the second quarter of 2010. We recognized a charge of $4.8 million in severance and related costs and $0.2 million in lease and facility exit costs in the year ended December 31, 2009 in connection with this plan. In addition to the restructuring charges recorded in 2008 and 2009, we expect to incur additional pre-tax cash restructuring charges of approximately $2.5 million to $3.0 million, consisting primarily of employee severance and related costs of approximately $1.7 million to $2.2 million, and lease and facility exit costs of approximately $0.8 million. These restructuring costs include estimated costs for leased facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income, whether or not we intend to sublease the facility. If actual market conditions are different than those we have projected, we may be required to recognize additional restructuring costs or benefits associated with these facilities.

In October 2009, we adopted a plan to relocate certain operations and support functions to Louisville, Kentucky. We estimate we will incur approximately $3.0 million to $3.5 million of employee severance and related costs through the second quarter of 2010. During the fourth quarter of 2009, we recorded restructuring charges of $1.0 million related to severance and related costs under this plan.

As of December 31, 2009, our accrued restructuring liability was $3.6 million, including $1.5 million and $2.1 million of liabilities relating to our Clearinghouse and NGM segments, respectively. As of December 31, 2009, our total accrued restructuring liability associated with severance and related costs was $1.8 million, including $0.2 million and $1.6 million of liabilities related to our Clearinghouse and NGM segments, respectively. The total minimum lease payments attributable to our vacated facilities were $1.8 million, net of anticipated sublease payments, and include $1.3 million and $0.5 million relating to our Clearinghouse and NGM segments, respectively. These lease payments will be made over the remaining lives of the relevant leases, which range from three months to four years.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of tangible or identifiable intangible assets acquired and liabilities assumed in our acquisitions. In accordance with the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, we test our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that indicate an impairment may have occurred. For purposes of our annual impairment test, we have identified and assigned goodwill to two reporting units, our Clearinghouse reporting unit and our NGM reporting unit.

Fair value of each reporting unit is determined using both an income approach and market approach. To assist in the process of determining whether a goodwill impairment exists, we perform internal valuation analyses and consider other market information that is publicly available. We also may obtain appraisals from external advisors. Significant assumptions used in the determination of fair value include market penetration, anticipated growth rates, and risk-adjusted discount rates for the income approach, as well as the selection of comparable companies and comparable transactions for the market approach.

Our 2009 annual goodwill impairment analysis, which we performed for each of our reporting units during the fourth quarter of 2009, did not result in an impairment charge. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of our control that could cause actual results to differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for our NGM reporting unit as of October 1, 2009, the annual testing date, the estimated fair value exceeded our carrying value by approximately 10%. The assumptions and estimates used by management to value the NGM reporting unit have a high degree of subjectivity due to the early stage of operations and the emerging nature of mobile instant messaging technology, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers could have a significant impact on these assumptions and estimates. Our assumptions and estimates regarding our NGM reporting unit could change due to further delays resulting from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users, unforeseen changes in the market or other factors.

The key assumptions used in our 2009 annual goodwill impairment test to determine the fair value of our NGM reporting unit included: (a) cash flow projections, which include growth assumptions for forecasted revenue and expenses; (b) a terminal multiple of 7.0 times based upon the expected proceeds resulting from a sale of the NGM business unit at the end of the cash flow projection period; (c) a discount rate of 35%, which was based upon the NGM business unit’s weighted cost of capital adjusted for the risks associated with the operations at the time of the annual goodwill impairment test; (d) selection of comparable companies and transactions used in the market approach; and (e) our assumptions in weighting the results of the income approach and market approach valuation techniques. A change in these assumptions would have had a significant effect on the determined fair value of our NGM reporting unit and could have resulted in an estimated fair value of our NGM reporting unit that was less than our NGM reporting unit’s carrying value. If we had performed the second step of comparing the carrying value of our NGM’s reporting unit’s assigned goodwill to the implied fair value of goodwill, using a theoretical purchase price allocation, the outcome of our analysis might have resulted in a material goodwill impairment charge.

In addition, any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of one of our reporting units to fall below that of its carrying value, resulting in an impairment charge. Such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of December 31, 2009, we had $96.1 million and $22.3 million, respectively, in goodwill for our Clearinghouse reporting unit and our NGM reporting unit.

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

In the fourth quarter of 2008, in response to lower than anticipated adoption rates and the resulting underperformance of our NGM business, as well as the manner in which the mobile data market had evolved and was evolving, we added new leadership and conducted a strategic evaluation of our NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant messaging market. During the course of this evaluation, we conducted a thorough review of the NGM business, including our experience in the mobile instant messaging market since our acquisition of Followap Inc. in November 2006, the current state of the mobile instant messaging market and related markets, the performance of our competitors for these services and consumer demand. Following this evaluation, we decided to change the direction of our NGM business to offer enhanced end user experiences, faster deployments, and greater operator control, all of which would be delivered from a common infrastructure. Associated with this decision, we began to realign the NGM organization, and we announced a restructuring plan in December 2008 to leverage our existing operational resources to support our NGM initiatives. In addition, consistent with our new strategic direction, we began development of a new technology platform that would serve as the common infrastructure for each of our NGM customers. This repositioning of our NGM business has resulted in a delay in market penetration and delayed growth in end user adoption rates. The NGM business will require continued investment and we will continue to experience net cash outflows until that market penetration and growth occurs. The revisions to the financial forecast to reflect this new strategic direction resulted in a decline in the estimated fair value of the NGM business in 2008. As a result, we recorded an additional goodwill impairment charge of $64.6 million in the fourth quarter of 2008.

Impairment of Long-Lived Assets

Our long-lived assets primarily consist of property and equipment and intangible assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible level for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time.

During the fourth quarter of 2008, we made the determination that our strategic decision to reposition the NGM business and the resulting change in our projected results served as an indicator of impairment for long-lived assets in our NGM reporting unit. As a result, in the fourth quarter of 2008, we recorded an $18.2 million impairment charge for impairment of long-lived assets in our NGM reporting unit, the largest component of which consisted of technology and customer relationships. In August 2009, we announced the extension of the restructuring plan initiated in the fourth quarter of 2008 to include further headcount reductions and the closure of certain facilities.

Due to our extension of our NGM restructuring plan and the resulting change in our projected results, we performed a recoverability test of our long-lived assets in the NGM asset group and determined that the assets were recoverable from the undiscounted cash flows. As of December 31, 2009, we had $66.8 million and $15.9 million, respectively, in long-lived assets for our Clearinghouse reporting unit and our NGM reporting unit.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with NAPM, we bill a RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. Beginning July 1, 2005, the RRC fee was 1% of monthly billings. On July 1, 2008, the RRC fee was reduced to 0.75%. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

Investments

We have approximately $37.7 million par value in investments related to auction rate securities, or ARS, all of which are classified as current as of December 31, 2009. In November 2008, we accepted a settlement offer in the form of a rights offering, or ARS Rights, from the investment firm that brokered the original purchases of the ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010. As of December 31, 2009, the ARS and ARS Rights are recorded at fair value of $37.6 million in our financial statements. Changes in the fair value of the ARS and the ARS Rights are recognized as gains or losses in our current period earnings until settlement under the rights offering.

For each of our ARS and the associated ARS Rights, we determined the fair value using discounted cash flow methods. The discounted cash flow valuation methods involved management’s judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS, and judgment regarding the selection of comparable securities. We determined the fair value of the ARS Rights using a discounted cash flow method which involves judgment and assumptions regarding the timing of cash flows under the ARS Rights, fair value of the underlying ARS and the ability of the investment firm to disburse the cash anticipated under the terms of the rights offering. Changes in our assumptions used to determine the fair value each period, particularly the ability of the investment firm to disburse the cash anticipated at the time we expect to exercise our ARS Rights in June 2010, could have a material impact on results of our operations.

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

Our income tax provision includes U.S. federal, state, local and foreign income taxes and was based on pre-tax income or loss. In determining the annual effective income tax rate, we analyzed various factors, including our annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

We assess uncertain tax positions and recognize income tax benefits when, based on the technical merits of a tax position, we believe that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.

Tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service, or IRS, has completed an examination of our federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.

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

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant, which estimate may be revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of December 31, 2009, total unrecognized compensation expense was $28.5 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, and is expected to be recognized over a weighted-average period of 1.54 years.

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. Based upon our assessment in the fourth quarter of 2008 of the probability of achieving specific financial targets related to our performance vested restricted stock units granted during 2007 and 2008, we revised our estimate of achievement from 125% of target to 50% of target. In the third quarter of 2009, we revised our estimate of achievement of the performance targets related to the performance vested restricted stock units granted during 2007 from 50% of target to 0%. The change in this assumption resulted in a reduction of approximately $2.6 million in compensation expense in the year ended 2009. Our consolidated net income for the year ended December 31, 2009 was $101.1 million and diluted earnings per share was $1.34 per share. If we had continued to use the previous estimate of achievement of 50% of the performance target related to the performance vested restricted stock units granted during 2007, our as adjusted net income would have been approximately $99.5 million and the as adjusted diluted earnings per share would have had been approximately $1.32 per share. We currently estimate achievement of 50% of target and 100% of target related to our performance vested restricted stock units granted during 2008 and 2009, respectively. Further changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

The following table presents an overview of our results of operations for the years ended December 31, 2008 and 2009.

	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$130,736	$134,253	$3,517	2.7%
Interoperability	64,305	58,723	(5,582)	(8.7)%
Infrastructure and other	293,804	287,409	(6,395)	(2.2)%

Total revenue	488,845	480,385	(8,460)	(1.7)%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	105,589	113,260	7,671	7.3%
Sales and marketing	74,182	83,371	9,189	12.4%
Research and development	27,527	16,160	(11,367)	(41.3)%
General and administrative	58,407	55,974	(2,433)	(4.2)%
Depreciation and amortization	40,582	38,040	(2,542)	(6.3)%
Restructuring charges	1,691	6,022	4,331	256.1%
Impairment of goodwill	93,602	—	(93,602)	(100.0)%
Impairment of long-lived assets	18,159	—	(18,159)	(100.0)%

	419,739	312,827	(106,912)	(25.5)%

Income from operations	69,106	167,558	98,452	142.5%
Other (expense) income:
Interest and other expense	(16,237)	(6,071)	10,166	(62.6)%
Interest and other income	13,112	7,519	(5,593)	(42.7)%

Income before income taxes	65,981	169,006	103,025	156.1%
Provision for income taxes	61,687	67,865	6,178	10.0%

Net income	$4,294	$101,141	$96,847	2,255.4%

Net income per common share:
Basic	$0.06	$1.36

Diluted	$0.06	$1.34

Weighted average common shares outstanding:
Basic	74,350	74,301

Diluted	76,107	75,465

Revenue

Total revenue.  Total revenue decreased $8.5 million primarily due to a decrease of $28.5 million in revenue as a result of a reduction in the effective price per transaction under our seven regional contracts in the United States with NAPM effective as of January 2009. The pricing model for the use of existing telephone number portability services under the NAPM contracts changed from a transaction-based model in effect in 2008 to an annual fixed-fee with price escalators. This decrease was partially offset by a $20.0 million increase in revenue from services provided outside of our NAPM contracts to provide telephone number portability services in the United States as a result of increased internet traffic and increased demand for our secure, reliable and scalable Ultra Services.

Addressing.  Addressing revenue increased $3.5 million due to the expanded range of DNS services, consisting of a $12.0 million increase in revenue from our Ultra Services resulting from an increase in demand from customers who rely on us to meet their increasingly complex DNS requirements and a $2.1 million increase in revenue from an increased number of domain names under management. These increases were partially offset by a decrease of $10.5 million in revenue as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States.

Interoperability.  Interoperability revenue decreased $5.6 million due to a decrease of $5.2 million in revenue from our Clearinghouse business segment and a decrease of $0.4 million in revenue from our NGM business segment. The decrease in our Clearinghouse revenue of $5.2 million was primarily due a decrease of $3.4 million in revenue as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. In addition, revenue decreased $1.0 million from our revenue from telephone number portability services in Canada and decreased $0.9 million from our order management services. The decrease in NGM revenue of $0.4 million was driven by a decrease in the inter-carrier mobile messaging services our customers are utilizing.

Infrastructure and other.  Infrastructure and other revenue decreased $6.4 million, of which $5.2 million was attributable to our Clearinghouse business segment and $1.2 million was attributable to our NGM business segment. The decrease in our Clearinghouse revenue of $5.2 million was driven by a decrease in revenue of $14.6 million as a result of a lower effective price per transaction under our contracts to provide telephone number portability services in the United States. This decrease was partially offset by a $9.4 million increase in other revenue comprised of revenue from on-going support services for telephone number portability solutions outside of the United States and one-time functionality improvements requested by our customers. The decrease in NGM revenue of $1.2 million was due to a decrease in the intra-carrier mobile messaging services our customers are utilizing.

Expense

Cost of revenue.  Cost of revenue increased $7.7 million due to a $9.8 million increase in cost of revenue of our Clearinghouse business segment, partially offset by a $2.1 million decrease in cost of revenue of our NGM business segment. The increase in Clearinghouse cost of revenue of $9.8 million was primarily driven by an increase of $6.8 million in personnel and personnel-related expense and an increase of $1.7 million due to outsourced services. In addition, royalty expense related to U.S. Common Short Code services increased $1.0 million. The $2.1 million decrease in NGM cost of revenue was due primarily to a decrease of $1.5 million in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM restructuring.

Sales and marketing.  Sales and marketing expense increased $9.2 million. Our Clearinghouse business segment sales and marketing expense increased $18.1 million, partially offset by an $8.9 million decrease attributable to our NGM business segment. The increase in Clearinghouse sales and marketing expense of $18.1 million was primarily driven by an increase of $10.6 million in personnel and personnel-related expense and a $7.1 million increase in professional fees, both primarily related to our focus on branding and our expanded service offerings. The $8.9 million decrease in NGM sales and marketing expense was due to a decrease in personnel and personnel-related expense primarily as a result of headcount reductions related to our NGM restructuring.

Research and development.  Research and development expense decreased $11.4 million, of which $3.2 million was attributable to our Clearinghouse business segment and $8.2 million was attributable to our

NGM business segment. Clearinghouse research and development expense decreased primarily from reductions in personnel and personnel-related expense of $2.6 million due to decreased headcount and $0.4 million due to reductions in contractor costs. The $8.2 million decrease in NGM research and development expense was primarily attributable to a $6.8 million decrease in personnel and personnel-related expenses as a result of headcount reductions pursuant to our NGM restructuring and a decrease of $1.0 million due to a reduction in contractor costs.

General and administrative.  General and administrative expense decreased $2.4 million. Our Clearinghouse business segment general and administrative expense increased $2.8 million, offset by a $5.3 million decrease attributable to our NGM business segment. Clearinghouse general and administrative expense increased $2.8 million primarily as a result of a $1.3 million increase in personnel and personnel-related expense and $2.3 million increase in general facility costs. The $5.3 million decrease in NGM general and administrative expense was due primarily to a decrease of $2.8 million in personnel and personnel-related expense as a result of headcount reductions primarily related to our NGM restructuring and a decrease of $1.6 million in general facility costs and a decrease of $0.9 million in professional fees.

Depreciation and amortization.  Depreciation and amortization expense decreased $2.5 million, of which $0.1 million was attributable to our Clearinghouse business segment and $2.4 million was attributable to our NGM business segment. Our NGM business segment depreciation and amortization expense decreased $2.4 million due to a $4.0 million decrease in amortization as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008. This decrease was partially offset by a $1.3 million increase in the depreciation of capital assets.

Restructuring charges.  Restructuring charges increased $4.3 million, of which $1.0 million was attributable to our Clearinghouse business segment and $3.3 million was attributable to our NGM business segment. Clearinghouse restructuring charges of $1.0 million were recorded for severance and severance-related expense attributable to a plan initiated in the fourth quarter of 2009. NGM restructuring charges increased $3.3 million primarily due to an increase of $3.6 million in severance and severance related expenses, offset by a decrease of $0.3 million in lease and facilities exit costs attributable to our NGM restructuring plan originally announced in the fourth quarter of 2008.

Impairment of goodwill.  We recorded total impairment charges of $93.6 million to write-down the value of goodwill from our NGM business segment in 2008. There was no corresponding expense for the year ended December 31, 2009.

Impairment of long-lived assets.  In the fourth quarter of 2008, we recorded an impairment charge of $18.2 million to write-down our NGM business segment intangible assets by $12.9 million and property and equipment assets by $5.3 million. There was no corresponding expense for the year ended December 31, 2009.

Interest and other expense.  Interest and other expense decreased $10.2 million primarily due to a $10.2 million decrease in other-than-temporary impairment charges and trading losses recorded for our ARS in 2008.

Interest and other income.  Interest and other income decreased $5.6 million primarily due a decrease of $8.5 million in gains on our ARS rights and a $2.7 million decrease in interest income due to lower yields on our investments as compared to the year ended December 31, 2008. These decreases were partially offset by a $4.5 million increase in realized gains on our short-term investments and the receipt of $1.2 million in payment on indemnification claims made in connection with our 2006 acquisition of Followap Inc.

Provision for income taxes.  Our annual effective tax rate decreased to 40.2% for the year ended December 31, 2009 from 93.5% for the year ended December 31, 2008 due primarily to the impact of the $93.6 million non-cash impairment charges during 2008 related to our write-down of goodwill, none of which is deductible for tax purposes. The income tax provision for the year ended December 31, 2009 increased $6.2 million as compared to the year ended December 31, 2008 due primarily to an increase in income from operations excluding the goodwill impairment charges during 2008 and gains from the reduction of reserves associated with uncertain tax positions during 2008.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

The following table presents an overview of our results of operations for the years ended December 31, 2007 and 2008.

	2007	2008	2007 vs. 2008
	$	$	$ Change	% Change
	(In thousands, except per share data)

Revenue:
Addressing	$109,799	$130,736	$20,937	19.1%
Interoperability	61,679	64,305	2,626	4.3%
Infrastructure and other	257,694	293,804	36,110	14.0%

Total revenue	429,172	488,845	59,673	13.9%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	94,948	105,589	10,641	11.2%
Sales and marketing	70,833	74,182	3,349	4.7%
Research and development	27,381	27,527	146	0.5%
General and administrative	48,633	58,407	9,774	20.1%
Depreciation and amortization	37,731	40,582	2,851	7.6%
Restructuring charges	—	1,691	1,691	100.0%
Impairment of goodwill	—	93,602	93,602	100.0%
Impairment of long-lived assets	—	18,159	18,159	100.0%

	279,526	419,739	140,213	50.2%

Income from operations	149,646	69,106	(80,540)	(53.8)%
Other (expense) income:
Interest and other expense	(1,147)	(16,237)	(15,090)	1,315.6%
Interest and other income	4,612	13,112	8,500	184.3%

Income before income taxes	153,111	65,981	(87,130)	(56.9)%
Provision for income taxes	60,776	61,687	911	1.5%

Net income	$92,335	$4,294	$(88,041)	(95.3)%

Net income per common share:
Basic	$1.21	$0.06

Diluted	$1.16	$0.06

Weighted average common shares outstanding:
Basic	76,038	74,350

Diluted	79,300	76,107

Revenue

Total revenue.  Total revenue increased $59.7 million due primarily to increases in infrastructure transactions under our contracts to provide telephone number portability services in the United States, our expanded range of DNS services, and growth in the use of U.S. Common Short Codes.

Addressing.  Addressing revenue increased $20.9 million due to the expanded range of DNS services we offer and the continued increase in the use of U.S. Common Short Codes. Specifically, revenue from DNS services increased $17.4 million, consisting of a $13.0 million increase in revenue from our Ultra Services due to increased demand from customers who rely on us to manage their increasingly complex DNS requirements and a $4.4 million increase in revenue due to an increased number of domain names under management. In addition, revenue from U.S. Common Short Codes increased $5.5 million due to an increased number of codes under management. These increases were offset by a decrease of $1.7 million in revenue under our contracts to provide telephone number portability services in the United States.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund stock repurchases, facility expansions, capital expenditures, working capital, acquisitions and debt service requirements. We anticipate that our principal uses of cash in the future will be for working capital, capital expenditures, acquisitions, facility expansion and stock repurchases.

Total cash, cash equivalents and short-term investments were $342.2 million at December 31, 2009, an increase from $161.7 million at December 31, 2008. This increase was due primarily to cash provided by operating activities and the reclassification of $37.6 million of investments from long-term to short-term due to our right to sell our ARS at par value beginning on June 30, 2010 to the investment firm that brokered the original investments. We intend to exercise the ARS Rights in June 2010. Of the $342.2 million included in total cash, cash equivalents and short-term investments, $30.7 million is invested in ARS that may be settled at par value beginning June 30, 2010, and $6.9 million is related to our ARS rights.

We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. As of and for the year ended December 31, 2009, we were in compliance with these covenants. As of December 31, 2009, we had no borrowings under the credit facility and we utilized $9.0 million of the availability under the facility for outstanding letters of credit.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows

2009 compared to 2008

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2009 was $175.3 million, as compared to $167.6 million for the year ended December 31, 2008. This $7.7 million increase in net cash provided by operating activities was principally the result of an increase in net income of $96.8 million and an increase in net changes in operating assets and liabilities of $14.3 million. These increases were partially offset by a decrease in non-cash adjustments of $103.4 million. The increase in net changes in operating assets and liabilities of $14.3 million was primarily due to an increase of $7.7 million in our accounts payable and accrued expenses and an increase of $6.0 million in our income taxes payable. Non-cash adjustments decreased $103.4 million, primarily due to a decrease of $93.6 million in goodwill impairment charges and a decrease of $18.2 million in a long-lived assets impairment charge, both recorded in the year ended December 31, 2008. The decreases of impairment charges included non-cash adjustments were partially offset by an increase in the net gains of $5.0 million related to our short-term investments.

Cash flows from investing

Net cash used investing activities for the year ended December 31, 2009 was $10.6 million, as compared to net cash provided by investing activities of $5.9 million for the year ended December 31, 2008. This $16.5 million increase in net cash used in investing activities was principally due to a $30.6 million decrease in cash provided by short-term investment sales that was partially offset by a $13.8 million decrease in cash paid for acquisitions.

Cash flows from financing

Net cash used in financing activities was $11.1 million for the year ended December 31, 2009, as compared to net cash used in financing activities of $119.9 million for the year ended December 31, 2008. The $108.8 million decrease in net cash used in financing activities was principally the result of $124.9 million used in 2008 to repurchase our Class A common stock; there were no corresponding repurchases in 2009. This decrease in net cash used was partially offset by a $7.6 million decrease in excess tax benefits from stock-based compensation, a reduction of $4.4 million in proceeds from the exercise of stock options, and an increase of $3.9 million in principal repayments on capital lease obligations.

2008 compared to 2007

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2008 was $167.6 million, as compared to $145.9 million for the year ended December 31, 2007. This $21.7 million increase in net cash provided by operating activities was principally the result of an increase in non-cash adjustments of $121.5 million, including goodwill impairment charges of $93.6 million, a long-lived assets impairment charge of $18.2 million, $12.9 million loss on investments held as of December 31, 2008, and a decrease of $12.6 million relating to excess tax benefits from stock-based compensation resulting from decreased sales by employees of stock-based awards. These non-cash increases were offset by a non-cash gain of $9.4 million related to our auction rate securities rights offering. This overall increase of $121.5 million in non-cash adjustments was offset by a decrease in net income for the corresponding periods of $88.0 million and a decrease in net changes in operating assets and liabilities of $11.7 million.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2009.

Payments Due by Period

		Less Than	2-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	$22,806	$11,349	$10,582	$875	$—
Operating lease obligations	45,669	8,536	12,326	7,598	17,209

Total	$68,475	$19,885	$22,908	$8,473	$17,209

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2009 (in thousands):

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Standby letters of credit	$9,015	$8,525	$490	$—	$—

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to the consolidated financial statements for a discussion on income taxes.

On January 20, 2010, we entered into a new lease relating to our corporate headquarters in Sterling, Virginia. The lease commences October 1, 2010 and terminates January 31, 2021. The amounts presented in the table above do not reflect our future lease obligations under the new lease entered into on January 20, 2010. The future lease commitments under this lease are $0.0 million, $2.1 million, $2.4 million, $2.5 million, and $2.6 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively, and $17.3 million for the year ended 2015 and thereafter.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2007, 2008 and 2009.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of the effects of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008 and 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

Exposure to market rate risk for changes in interest rates affects the value of our investment portfolio. We have not used derivative financial instruments to hedge against such risk in our investment portfolio. We invest in securities of highly-rated issuers and follow investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, our exposure to this risk is mitigated by the relatively short-term nature of these investments. Based on a hypothetical 10% adverse movement in interest rates, our interest income on our short-term investments for the year ended December 31, 2009 would have been reduced by approximately $79,000.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2009, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. We do not expect that an increase or decrease of 10% in foreign exchange rate would have a material impact on our financial position.

Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 26, 2010

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$150,829	$304,581
Restricted cash	496	512
Short-term investments	10,824	37,610
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,425 respectively	71,805	64,019
Unbilled receivables	830	2,986
Notes receivable	759	—
Prepaid expenses and other current assets	8,928	11,171
Deferred costs	8,518	6,916
Income taxes receivable	4,621	—
Deferred tax assets	11,079	6,973

Total current assets	268,689	434,768
Investments, long-term	40,506	—
Property and equipment, net	64,160	73,881
Goodwill	118,067	118,417
Intangible assets, net	16,594	8,789
Deferred costs, long-term	3,333	1,731
Deferred tax assets, long-term	4,244	5,124
Other assets	3,573	5,094

Total assets	$519,166	$647,804

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,901	$11,872
Accrued expenses	52,202	60,180
Income taxes payable	—	2,764
Deferred revenue	32,530	26,117
Notes payable	2,587	987
Capital lease obligations	7,536	10,235
Accrued restructuring reserve	1,867	2,459
Other liabilities	430	3,891

Total current liabilities	104,053	118,505
Deferred revenue, long-term	11,657	8,923
Notes payable, long-term	1,777	—
Capital lease obligations, long-term	10,156	10,766
Accrued restructuring reserve, long-term	1,589	1,111
Other liabilities, long-term	3,281	4,062

Total liabilities	132,513	143,367
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and 2009	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 78,925,222 and 79,425,095 shares issued and outstanding at December 31, 2008 and 2009, respectively	79	79
Class B common stock, par value $0.001; 100,000,000 shares authorized; 4,538 and 3,082 shares issued and outstanding at December 31, 2008 and 2009, respectively	—	—
Additional paid-in capital	321,528	338,109
Treasury stock, 4,949,771 and 4,967,979 shares at December 31, 2008 and 2009, respectively, at cost	(128,403)	(128,757)
Accumulated other comprehensive loss	(879)	(463)
Retained earnings	194,328	295,469

Total stockholders’ equity	386,653	504,437

Total liabilities and stockholders’ equity	$519,166	$647,804

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009

Revenue:
Addressing	$109,799	$130,736	$134,253
Interoperability	61,679	64,305	58,723
Infrastructure and other	257,694	293,804	287,409

Total revenue	429,172	488,845	480,385
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	94,948	105,589	113,260
Sales and marketing	70,833	74,182	83,371
Research and development	27,381	27,527	16,160
General and administrative	48,633	58,407	55,974
Depreciation and amortization	37,731	40,582	38,040
Restructuring charges	—	1,691	6,022
Impairment of goodwill	—	93,602	—
Impairment of long-lived assets	—	18,159	—

	279,526	419,739	312,827

Income from operations	149,646	69,106	167,558
Other (expense) income:
Interest and other expense	(1,147)	(16,237)	(6,071)
Interest and other income	4,612	13,112	7,519

Income before income taxes	153,111	65,981	169,006
Provision for income taxes	60,776	61,687	67,865

Net income	$92,335	$4,294	$101,141

Net income per share:
Basic	$1.21	$0.06	$1.36

Diluted	$1.16	$0.06	$1.34

Weighted average common shares outstanding:
Basic	76,038	74,350	74,301

Diluted	79,300	76,107	75,465

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Class A		Class B		Additional		Other		Total
	Common Stock		Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Equity

Balance at December 31, 2006	74,351	$74	18	$—	$243,395	$(22)	$—	$97,699	$341,146
Common stock options exercised	2,493	2	—	—	14,319	—	—	—	14,321
Stock-based compensation expense	—	—	—	—	15,265	—	—	—	15,265
Conversion of Class B common stock to Class A common stock	14	—	(14)	—	—	—	—	—	—
Common stock issued upon vesting of phantom stock units	224	1	—	—	—	—	—	—	1
Common stock received for tax withholding	—	—	—	—	—	(3,199)	—	—	(3,199)
Excess tax benefit from stock option exercises	—	—	—	—	20,806	—	—	—	20,806
Net income	—	—	—	—	—	—	—	92,335	92,335
Other comprehensive income (loss)
Unrealized loss on short-term investments, net of tax of $247	—	—	—	—	—	—	(381)	—	(381)
Foreign currency translation adjustment, net of tax of $125	—	—	—	—	—	—	241	—	241

Comprehensive income									92,195

Balance at December 31, 2007	77,082	77	4	—	293,785	(3,221)	(140)	190,034	480,535
Common stock options exercised	1,613	2	—	—	6,132	—	—	—	6,134
Stock-based compensation expense	—	—	—	—	13,373	—	—	—	13,373
Restricted stock granted (forfeited)	230	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(124,855)	—	—	(124,855)
Common stock received for tax withholding	—	—	—	—	—	(327)	—	—	(327)
Excess tax benefit from stock option exercises	—	—	—	—	8,238	—	—	—	8,238
Net income	—	—	—	—	—	—	—	4,294	4,294
Other comprehensive income (loss)
Unrealized gain on of tax investments, net of $237	—	—	—	—	—	—	364	—	364
Foreign currency translation adjustment, net of tax of $380	—	—	—	—	—	—	(1,103)	—	(1,103)

Comprehensive income	—	—	—	—	—	—	—	—	3,555

Balance at December 31, 2008	78,925	79	4	—	321,528	(128,403)	(879)	194,328	386,653
Common stock options exercised	344	—	—	—	1,706	—	—	—	1,706
Stock-based compensation expense	—	—	—	—	14,279	—	—	—	14,279
Conversion of Class B common stock to Class A common stock	1	—	(1)	—	—	—	—	—	—
Restricted stock granted (forfeited)	155	—	—	—	—	—	—	—	—
Common stock received for tax withholding	—	—	—	—	—	(354)	—	—	(354)
Excess tax benefit from stock option exercises	—	—	—	—	596	—	—	—	596
Net income	—	—	—	—	—	—	—	101,141	101,141
Other comprehensive income (loss)
Unrealized gain on investments, net of tax of $170	—	—	—	—	—	—	141	—	141
Foreign currency translation adjustment, net of tax of $114	—	—	—	—	—	—	275	—	275

Comprehensive income	—	—	—	—	—	—	—	—	101,557

Balance at December 31, 2009	79,425	$79	3	$—	$338,109	$(128,757)	$(463)	$295,469	$504,437

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2008	2009

Operating activities:
Net income	$92,335	$4,294	$101,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,731	40,582	38,040
Stock-based compensation	15,265	13,373	14,279
Amortization of deferred financing costs	158	182	169
Excess tax benefits from stock option exercises	(20,806)	(8,238)	(596)
Deferred income taxes	3,585	(3,488)	3,248
Impairment of goodwill	—	93,602	—
Impairment of long-lived assets	—	18,159	—
Provision for doubtful accounts	2,601	2,387	3,045
Other-than-temporary loss on available-for-sale investments and loss (gain) on trading securities	—	12,905	(4,078)
(Gain) loss on auction rate securities rights	—	(9,416)	2,524
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,743)	2,536	3,621
Unbilled receivables	427	(447)	(2,156)
Notes receivable	1,994	2,159	759
Prepaid expenses and other current assets	(59)	877	(1,060)
Deferred costs	(1,413)	5	3,204
Income taxes receivable	21,699	3,618	5,217
Other assets	211	1,309	(383)
Other liabilities	1,119	(488)	4,242
Accounts payable and accrued expenses	7,098	2,737	10,397
Income taxes payable	3,254	(3,254)	2,764
Accrued restructuring reserve	(368)	1,250	114
Deferred revenue	8,782	(7,018)	(9,147)

Net cash provided by operating activities	145,870	167,626	175,344
Investing activities:
Purchases of property and equipment	(27,244)	(25,780)	(25,497)
(Purchases) sales of investments, net	(81,666)	45,830	15,274
Businesses acquired, net of cash acquired	(1,569)	(14,112)	(350)

Net cash (used in) provided by investing activities	(110,479)	5,938	(10,573)
Financing activities:
Disbursement of restricted cash	(488)	(8)	(16)
Principal repayments on notes payable	(3,323)	(3,343)	(3,377)
Principal repayments on capital lease obligations	(4,486)	(5,721)	(9,657)
Proceeds from exercise of common stock options	14,321	6,134	1,706
Excess tax benefits from stock-based compensation	20,806	8,238	596
Repurchase of restricted stock awards	(3,199)	(327)	(354)
Repurchase of common stock	—	(124,855)	—

Net cash provided by (used in) financing activities	23,631	(119,882)	(11,102)
Effect of foreign exchange rates on cash and cash equivalents	366	(1,483)	83

Net increase in cash and cash equivalents	59,388	52,199	153,752
Cash and cash equivalents at beginning of year	39,242	98,630	150,829

Cash and cash equivalents at end of year	$98,630	$150,829	$304,581

Supplemental cash flow information:
Cash paid for interest	$1,056	$1,417	$1,413

Cash paid for income taxes	$30,953	$65,859	$56,996

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. The Company does not have any variable interest entities or investments accounted for under the equity method of accounting.

In connection with preparation of the consolidated financial statements and in accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through February 26, 2010, the issuance date of these consolidated financial statements.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The FASB ASC Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of December 31, 2008, the Company determined the carrying amount of its long-term debt approximated its fair value because the fixed and variable interest rates of the debt approximated a market rate. The Company’s long-term debt balance as of December 31, 2009 is zero. The fair value of the Company’s cash reserve fund included in short-term investments was primarily determined using pricing models that utilized recent trades for securities in active markets, dealer quotes for those securities considered to be inactive, and assumptions surrounding contractual terms, maturity and liquidity (see Note 3). The Company determined the fair value of its auction rate securities using an average of discounted cash flow models (see Note 4). The Company has rights to sell its auction rate securities at par beginning June 30, 2010, to the investment firm that brokered the original purchases (ARS Rights). The fair value of the Company’s ARS Rights is based on the estimated discounted cash flow of the associated auction rate securities (see Note 4). As permitted under the FASB ASC Topic Financial Instruments, the Company elected fair value measurement for the auction rate securities rights.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2008		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$150,829	$150,829	$304,581	$304,581
Restricted cash (current assets)	$496	$496	$512	$512
Short-term investments	$10,824	$10,824	$37,610	$37,610
Investments, long-term	$40,506	$40,506	$—	$—
Marketable securities (long-term other assets)	$268	$268	$1,665	$1,665
Deferred compensation (long-term other liabilities)	$284	$284	$1,682	$1,682
Notes payable, long-term	$1,777	$1,777	$—	$—

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents. Supplemental non-cash information to the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2007	2008	2009
	(In thousands)

Fixed assets acquired through capital leases	$5,597	$14,150	$10,787
Fixed assets acquired through notes payable	10,049	—	—
Accounts payable incurred to purchase fixed assets	345	294	3,672

Restricted Cash

At December 31, 2008 and 2009, approximately $496,000 and $512,000, respectively, of cash was held with a local bank in the form of a bank guarantee as security for the Company’s performance under a noncancelable operating lease agreement and was classified as restricted cash on the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company’s cash management and investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.

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

Investments

The Company’s investments classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other (expense) income. The cost of available-for-sale investments sold was based on the specific identification method for the year ended December 31, 2007 and for the three months ended March 31, 2008. Because of other-than-temporary impairment charges related to short-term investments recognized in earnings subsequent to the first quarter of 2008, the cost of securities sold subsequent to March 31, 2008 is reduced by a pro-rata allocation of other-than-temporary losses previously recognized as a charge to earnings. Interest and dividends on these securities is included in interest and other income.

The Company periodically evaluates whether any declines in the fair value of its investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; the Company’s intent to sell an impaired security; and the probability that the Company will be required to sell the security before the market value recovers. Prior to April 1, 2009, declines in value below cost for investments which the Company had the ability and intent to hold the investment for a period of time sufficient to allow for a market recovery, were not recognized as an other-than temporary charge in earnings. Beginning April 1, 2009, if an

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment which the Company does not intend to sell prior to recovery declines in value below its amortized cost basis and it is not more likely than not that the Company will be required to sell the related security before the recovery of its amortized cost basis, the Company recognizes the difference between the present value of the cash flows expected to be collected and the amortized cost basis, or credit loss, as an other-than temporary charge in interest and other expense. The difference between the estimated fair value and the security’s amortized cost basis at the measurement date related to all other factors is reported as a separate component of accumulated other comprehensive loss.

The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. At December 31, 2008 and 2009, the Company classified its auction rate securities as trading pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in earnings (see Note 3). Interest and dividends on these securities are included in interest and other income.

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with North American Portability Management LLC (NAPM), the Company bills a Revenue Recovery Collections (RRC) fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. Beginning July 1, 2005, the RRC fee was 1% of monthly billings. On July 1, 2008, the RRC fee was reduced to 0.75%. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient, the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $3.3 million and $2.6 million are included in accrued expenses as of December 31, 2008 and 2009, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $1.2 million and $1.4 million as of December 31, 2008 and 2009, respectively. Bad debt expense amounted to $2.6 million, $2.4 million and $3.0 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Amortization expense of assets acquired through capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Impairments of long-lived assets are determined in accordance with the Property, Plant and Equipment Topic of the FASB ASC.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalizes software development and acquisition costs in accordance with the Intangibles — Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2008 and 2009, the Company capitalized costs related to internal use software of $17.0 million and $19.3 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2007, 2008 and 2009 was $9.4 million, $11.1 million and $12.4 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For purposes of the Company’s annual impairment test completed on October 1st of each year, the Company has identified and assigned goodwill to two reporting units, Clearinghouse and Next Generation Messaging (NGM).

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In 2008, the Company recorded goodwill impairment charges of $93.6 million related to the NGM reporting unit (see Note 7). There was no impairment charge related to the Company’s Clearinghouse reporting unit in the year ended December 31, 2008. There were no impairment charges recognized during the years ended December 31, 2007 and 2009.

Identifiable Intangible Assets

Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. In 2008, the Company recorded an intangible asset impairment of $12.9 million related to the NGM reporting unit (see Note 7). There were no impairment charges recognized during the years ended December 31, 2007 and 2009.

The Company’s identifiable intangible assets are amortized as follows:

	Years	Method

Acquired technologies	3-5	Straight-line
Customer lists and relationships	3-7	Various
Trade name	3	Straight-line

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to identifiable intangible assets is included in depreciation and amortization expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with Property, Plant and Equipment Topic of the FASB ASC, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable cash flows. If the carrying amount of the assets exceeds the future undiscounted cash flows expected to be generated by those assets, such assets fail the recoverability test and an impairment would be recognized, measured as the amount by which the carrying amount of the assets exceeds its fair value. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.

In connection with the interim and annual goodwill impairment tests of the NGM reporting unit in the first and fourth quarters of 2008, the Company performed a recoverability test of the long-lived assets of the NGM reporting unit. For purposes of recognition and measurement of an impairment, the Company determined that the lowest level of identifiable cash flows is at the NGM reporting unit level. This asset grouping at the NGM reporting unit level was determined as the NGM long-lived assets do not have identifiable cash flows that are independent of the cash flows of other NGM assets and liabilities.

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

In August 2009, the Company announced the extension of the restructuring plan initiated in the fourth quarter of 2008 to include further headcount reductions and the closure of certain facilities. Due to the Company’s extension of its NGM restructuring plan and the resulting change in the projected results, the Company performed a recoverability test of its long-lived assets, including intangible assets, in the NGM asset group and determined that the assets were recoverable from the undiscounted cash flows.

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

Significant Contracts

The Company provides wireline and wireless number portability, implements the allocation of pooled blocks of telephone numbers and provides network management services pursuant to seven contracts with North American Portability Management LLC (NAPM), an industry group that represents all telecommunications service providers in the United States. In 2007 and 2008, the Company recognized revenue under its contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions, and these fees were billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share was based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. telecommunications service providers, as determined by the Federal Communications Commission. In January 2009, the Company amended its seven regional contracts with NAPM under which it provides telephone portability and other clearinghouse services to CSPs in the United States. These amendments provide for an annual fixed-fee pricing model under which the annual fixed-fee (Base Fee) was set at $340.0 million in 2009 and is subject to an annual price escalator of 6.5% in subsequent years. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be earned if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain Internet Protocol (IP) fields and functionality. To the extent any available additional credits expire unused, they will be recognized in revenue at that time. During 2009, the Company’s customers adopted and implemented the IP fields and functionality, and earned $7.5 million of the additional credits as a result. However, the customers did not reach the levels of aggregate telephone number inventories required to earn additional credits and as a result, $7.5 million of additional revenue was recognized in the fourth quarter of 2009. The amendments also enable the Company’s customers to earn credits if the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of credits earned based on transaction volume is done annually at the end of the year and these credits are applied to the following year’s invoices. There were no credits earned in 2009 by the Company’s customers for transaction volumes above or below the contractually established volume range for 2009. The Company determines the fixed and determinable fee under the amended contracts on an annual basis and recognizes such fee on a straight-line basis over twelve months. For 2009, the Company concluded that the fixed and determinable fee equaled $285.0 million, which represents the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. The Company records the fixed and determinable fee amongst addressing, interoperability and infrastructure based on the relative volume of transactions in each of these service offerings processed during the applicable period.

The amount of revenue derived under the Company’s contracts with NAPM was approximately $301.8 million, $331.8 million and $306.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Under the Company’s contracts with NAPM, the Company also bills a Revenue Recovery Collections fee equal to a percentage of monthly billings to its customers, which is available to the Company if any telecommunications service provider fails to pay its allocable share of total transactions charges.

During 2007, per-transaction pricing under the contracts with NAPM was $0.91 per transaction regardless of transaction volume. During 2008, per-transaction pricing was derived on a straight-line basis using an effective rate calculation formula based on annualized transaction volume between 200 million and 587.5 million. For annualized transaction volumes less than or equal to 200 million, the price per-transaction was equal to a flat rate of $0.95 per transaction. For annualized volumes greater than or equal to 587.5 million, the price per transaction was equal to a flat rate of $0.75 per transaction. For the year ended December 31, 2008, the average price per transaction was $0.86.

For the year ended December 31, 2009, the effective price per transaction under the contracts with NAPM was $0.74. The effective price per transaction is calculated by dividing the straight-line portion of the fixed and determinable fee by the number of transactions during the corresponding period.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the administrative functions associated with its role as the National Pooling Administrator, the Company also generates revenue from implementing the allocation of pooled blocks of telephone numbers under its long-term contracts with NAPM. In 2007 and 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months. For its Internet domain name services, the Company generates revenue for Internet domain registrations, which generally have contract terms between one and ten years. The Company recognizes revenue on a straight-line basis over the term of the related customer contracts.

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

Interoperability

The Company’s interoperability services consist primarily of wireline and wireless number portability and order management services. The Company generates revenue from providing telephone number portability services under its long-term contracts with NAPM. In 2007 and 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition — Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Infrastructure and Other

The Company’s infrastructure services consist primarily of network management and connection services. The Company generates revenue from network management services under its long-term contracts with NAPM. In 2007 and 2008, the Company recognized revenue on a per-transaction fee basis as the services were performed. As discussed above under the heading “Revenue Recognition - Significant Contracts,” beginning January 1, 2009, the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months. In addition, the Company generates revenue from connection fees and system enhancements under its contracts with NAPM. The Company recognizes connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee. The Company generates revenue from its intra-carrier mobile instant messaging services under contracts with mobile operators that range from one to three years. These contracts consist of license fees based on the number of subscribers that use mobile instant messaging services, as well as fees for set-up and implementation. The Company recognizes license fee revenue on a straight-line basis over the term of the contract after completion of customer set-up and implementation. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services.

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

Research and Development

The Company expenses its research and development costs as incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense, consulting fees, and the costs of facilities, computer and support services used in service and technology development.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

The Company expenses advertising as incurred. Advertising expense was approximately $2.7 million, $3.4 million and $5.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the years ended December 31, 2007, 2008 and 2009, the Company included $20.8 million, $8.2 million and $0.6 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

Basic and Diluted Net Income per Common Share

In 2009, the Company adopted and retrospectively applied the FASB standard which updated the Earnings Per Share Topic of the FASB ASC for determining whether instruments granted in share-based payment transactions should be included in the computation of earnings per share. The authoritative literature effective in 2009 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in the computation of earnings per share under the two-class method. The Company’s restricted stock awards are considered to be participating securities because they contain non-forfeitable rights to cash dividends, if declared and paid. In lieu of presenting earnings per share pursuant to the two-class method, the Company has included shares of unvested restricted stock awards in the computation of basic net income per common share as the resulting earnings per share would be the same under both methods. Diluted net income per common share for the year ended December 31, 2007 decreased from $1.17 to $1.16 as a result of the adoption and retrospective application of the provisions effective in 2009. Diluted net income per common share for the year ended December 31, 2008 was not materially affected.

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares and participating securities outstanding during the period. Unvested restricted stock units and performance vested restricted stock units (PVRSU) are excluded from the computation of basic net income per common share because the underlying shares have not yet been earned by the shareholder and are not participating securities. Shares underlying stock options are also excluded because they are not considered outstanding shares. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock units and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzed various factors, including the Company’s annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

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

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a foreign currency translation adjustment and reported as a component of accumulated other comprehensive loss in the consolidated statements of stockholders’ equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other expense in the consolidated statements of operations.

Comprehensive Income

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Comprehensive income was approximately $92.2 million, $3.6 million and $101.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	INVESTMENTS

Cash Reserve Fund

In December 2007, the Company was advised that its investment in a cash reserve fund, classified as an available-for-sale investment, would be closed to new investments and subject to scheduled redemptions as determined by the cash reserve fund. During 2008, the Company evaluated and determined that any unrealized losses on the cash reserve fund represented an other-than-temporary impairment and recorded a $2.7 million charge to earnings. At December 31, 2008, the amortized cost and estimated fair value of the Company’s investments in the cash reserve fund was $10.8 million, respectively. During the year ended December 31, 2008, $35.4 million was redeemed from this cash reserve fund and the Company recognized losses from redemptions of $0.9 million.

During the year ended December 31, 2009, $11.3 million was redeemed from this cash reserve fund and the Company recognized gains from redemptions of $0.5 million. The Company’s investment in this fund was completely liquidated as of December 31, 2009.

Auction Rate Securities and Rights

As of December 31, 2009, the Company held investments with an original par value of $37.7 million and an estimated fair value of $30.7 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and investors can either roll over their holdings or sell the ARS at par. As a result of negative conditions in the global credit markets, auctions for the $30.7 million investment in these securities have failed to settle and may continue to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, issuers redeem the securities or a buyer is found outside of the auction process.

In November 2008, the Company accepted a settlement offer in the form of a rights offering (ARS Rights) from the investment firm that brokered the original purchases of the ARS, which provides the Company with rights to sell these securities at par value to the investment firm during a two year period beginning June 30, 2010. The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and classify the associated ARS as trading securities. The Company believes the changes in fair value of ARS will substantially offset changes in the fair value of the ARS Rights, subject to the continued expected performance by the investment firm of its obligations under the ARS Rights offering. The Company intends to exercise its rights to sell these securities to the investment firm on June 30, 2010. At December 31, 2008, the estimated fair value of these ARS Rights of $9.4 million was classified in long-term investments in the Company’s consolidated balance sheets.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the estimated fair value of the ARS Rights of $6.9 million is classified in short-term investments in the Company’s consolidated balance sheets. During the years ended December 31, 2008 and 2009, the Company recorded a gain of $9.4 million and a loss of $2.5 million related to the change in estimated fair value of the ARS Rights.

During the years ended December 31, 2008 and 2009, the Company recorded losses of $10.6 million and gains of $2.4 million for changes in the estimated fair value of the ARS. Under the terms of the ARS Rights, if the investment firm is successful in selling the ARS prior to June 30, 2010, the investment firm is obligated to pay the Company par value for the related ARS sold. During the year ended December 31, 2009, the investment firm sold certain ARS with an original par value of $4.0 million; the Company received this amount in cash from the investment firm and recognized realized gains of $1.2 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 and 2009, by level within the fair value hierarchy (in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Total

Cash reserve fund — available-for-sale securities (short-term investments)	$—	$—	$10,824	$10,824
Auction rate securities — trading securities (long-term investments)	$—	$—	$31,090	$31,090
Auction rate securities rights (long-term investments)	$—	$—	$9,416	$9,416
Marketable securities(1)	$268	$—	$—	$268
Deferred compensation liability(2)	$284	$—	$—	$284

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Auction rate securities — trading securities (short-term investments)	$—	$—	$30,718	$30,718
Auction rate securities rights (short-term investments)	$—	$—	$6,892	$6,892
Marketable securities(1)	$1,665	$—	$—	$1,665
Deferred compensation(2)	$1,682	$—	$—	$1,682

(1)	In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the Plan) to provide directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.

The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Cash Reserve	Auction Rate	ARS
	Fund	Securities	Rights

Balance on December 31, 2008	$10,824	$31,090	$9,416
Transfers in and/or (out) of Level 3	—	—	—
Total gains (losses) realized / unrealized included in earnings	450	3,628	(2,524)
Total unrealized gains included in accumulated other comprehensive loss	—	—	—
Purchases, sales, issuances and settlements, net	(11,274)	(4,000)	—

Balance on December 31, 2009	$—	$30,718	$6,892

The valuation technique used to measure fair value for the Level 3 ARS asset is the average of the values obtained using discounted cash flow methods. The discounted cash flow valuation methods involve management’s judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS, and judgment regarding the selection of comparable transactions in a secondary market.

As described in Note 3, in November 2008, the Company accepted a settlement offer in the form of a rights offering from an investment firm which provides the Company with the right to sell the ARS at par to the investment firm during a two year period beginning June 30, 2010. The valuation technique used to measure fair value of the ARS rights is the discounted cash flow method, which involves judgment and assumptions surrounding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to settle its obligation in accordance with ARS rights offering.

5.	ACQUISITIONS

I-View.com

On January 8, 2007, the Company acquired certain assets of I-View.com, Inc. (d/b/a MetaInfo) for cash consideration of $1.7 million. The acquisition of MetaInfo expanded the Company’s enterprise Domain Name Services. The acquisition was accounted for as a purchase business combination and the results of operations of MetaInfo have been included within the Clearinghouse segment in the Company’s consolidated statements of operations since the date of acquisition. Of the total purchase price, $0.1 million was allocated to net tangible liabilities assumed, $0.5 million to definite-lived intangible assets and $1.3 million to goodwill. Definite-lived intangible assets consist of customer intangibles and acquired technology. The Company is amortizing the value of

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the customer intangibles in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 3 years.

Webmetrics, Inc.

On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $0.7 million. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded the Company’s internet and infrastructure services. The acquisition was accounted for as a purchase business combination and the results of operations of Webmetrics have been included within the Clearinghouse segment in the Company’s consolidated statements of operations since the date of acquisition. Of the total purchase price, $0.4 million was allocated to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.

In 2008 and 2009, the Company recorded $1.2 million and $0.4 million, respectively, in purchase price adjustments to goodwill related to earn-out consideration in accordance with the original purchase agreement.

6.	DEFERRED FINANCING COSTS

In 2007 the Company paid $0.9 million of loan origination fees related to its 2007 credit facility. Total amortization expense was approximately $0.2 million, $0.2 million and $0.2 for the years ended December 31, 2007, 2008 and 2009, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2008 and 2009, the balance of unamortized deferred financing fees was $0.5 million and $0.3 million, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2008 and 2009 are as follows (in thousands):

	Clearinghouse	NGM	Total
Balance at December 31, 2007
Goodwill	$88,148	$115,945	$204,093
Accumulated impairment losses	—	—	—

	88,148	115,945	204,093
Acquisitions	6,379	—	6,379
Purchase price adjustments	1,197	—	1,197
Impairment charge	—	(93,602)	(93,602)

Balance at December 31, 2008
Goodwill	95,724	115,945	211,669
Accumulated impairment losses	—	(93,602)	(93,602)

	95,724	22,343	118,067
Acquisitions	—	—	—
Purchase price adjustments	350	—	350
Impairment charge	—	—	—

Balance at December 31, 2009
Goodwill	96,074	115,945	212,019
Accumulated impairment losses	—	(93,602)	(93,602)

	$96,074	$22,343	$118,417

In January 2008, the Company recorded $6.4 million of goodwill related to its acquisition of Webmetrics. During 2008 and 2009, in connection with the Company’s 2008 Webmetrics acquisition, the Company recorded $1.2 million and $0.4 million, respectively, in purchase price adjustments related to earn-out consideration in accordance with the original purchase agreement.

In 2008, changes to the Company’s key assumptions in determining the fair value of the NGM reporting unit resulted in two goodwill impairment charges for a total of $93.6 million. Late in the first quarter of 2008, NGM experienced certain changes in market conditions and customer-related events that caused NGM to revise its business forecast, triggering the requirement to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the reporting unit was less than its net book value. The Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $29.0 million in the first quarter of 2008.

In the fourth quarter of 2008, in response to lower than anticipated adoption rates and the resulting underperformance of the NGM business, as well as the manner in which the mobile data market had evolved and was evolving, the Company added new leadership and conducted a strategic evaluation of the NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

messaging market. Associated with the Company’s strategic re-assessment and due to the underperformance in the NGM business, certain key assumptions and estimates regarding the NGM business had fundamentally changed, resulting in a new business forecast for the NGM business which was used in connection with the annual goodwill impairment test. First, the Company compared the fair value of the NGM’s reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the estimated fair value of the reporting unit was less than its net book value as of the annual impairment test date. As such, the Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $64.6 million in the fourth quarter of 2008.

These 2008 goodwill impairment charges have been recorded in Impairment of Goodwill in the consolidated statements of operations.

The Company’s 2009 annual goodwill impairment analysis, which was performed for each of its reporting units during the fourth quarter of 2009, did not result in an impairment charge. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company’s control that could cause actual results to differ from estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Specifically, for the Company’s NGM reporting unit as of October 1, 2009, the annual testing date, the estimated fair value exceeded the carrying value by approximately 10%. The assumptions and estimates used by management to value the NGM reporting unit have a high degree of subjectivity due to the early stage of operations and the emerging nature of mobile instant messaging technology, and are thus more likely to change over time. In addition, because relatively few carriers control a substantial portion of the end users who will drive the success of mobile instant messaging, the activities of NGM’s largest customers could have a significant impact on these assumptions and estimates. The Company’s assumptions and estimates regarding the NGM reporting unit could change due to further delays resulting from changes in strategy by participants in the mobile instant messaging market, lack of effective marketing efforts to promote mobile instant messaging to end users, unforeseen changes in the market or other factors.

The key assumptions used in the 2009 annual goodwill impairment test to determine the fair value of the Company’s NGM reporting unit included: (a) cash flow projections, which include growth assumptions for forecasted revenue and expenses; (b) a terminal multiple of 7.0 times based upon the expected proceeds resulting from a sale of the NGM business unit at the end of the cash flow projection period; (c) a discount rate of 35%, which was based upon the NGM business unit’s weighted cost of capital adjusted for the risks associated with the operations at the time of the annual goodwill impairment test; (d) selection of comparable companies and transactions used in the market approach; and (e) assumptions in weighting the results of the income approach and market approach valuation techniques. A change in these assumptions would have had a significant effect on the determined fair value of the NGM reporting unit and could have resulted in an estimated fair value of the NGM reporting unit that was less than the NGM reporting unit’s carrying value. If the Company had performed the second step of comparing the carrying value of the NGM’s reporting unit’s assigned goodwill to the implied fair value using a theoretical purchase price allocation, the outcome of the Company’s analysis might have resulted in a material goodwill impairment charge.

In addition, any changes to the Company’s key assumptions about its businesses and its prospects, or changes in market conditions, could cause the fair value of one of its reporting units to fall below that of its carrying value, resulting in an impairment charge. Such a charge could have a material effect on its consolidated financial statements because of the significance of goodwill and intangible assets to the Company’s consolidated balance sheet.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

During the fourth quarter of 2008, the Company made the determination that its strategic decision to reposition the NGM business and the resulting change in its projected results served as an indicator of impairment for long-lived assets in the NGM business reporting unit. The Company performed an impairment analysis of the NGM reporting unit’s long-lived assets and concluded that the carrying amount of the NGM asset group exceeded the estimated future undiscounted cash flows of the NGM asset group. The Company performed a recoverability test, determined that the fair value of these long-lived assets was less than the carrying value, and recorded a total impairment charge of $18.2 million in the fourth quarter of 2008, consisting of a charge of $12.9 million to write down the carrying value of the NGM reporting unit’s intangible assets and a charge of $5.3 million to write down the carrying value of the NGM reporting unit’s property and equipment (see Note 8). The NGM intangible assets impairment charge of $12.9 million includes a $10.9 million impairment charge related to customer lists and relationships and a $2.0 million impairment charge related to acquired technology. The valuation techniques utilized by the Company in its fair value estimates primarily included the discounted cash flow method and the relief from royalty method.

In August 2009, the Company announced the extension of the restructuring plan initiated in the fourth quarter of 2008 to include further headcount reductions and the closure of certain facilities. Due to the Company’s extension of the NGM restructuring plan and the resulting change in the projected results, the Company performed a recoverability test of its long-lived assets, including intangible assets, in the NGM asset group and determined that the assets were recoverable from the undiscounted cash flows.

There were no asset impairment charges recognized in the year ended December 31, 2007. Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,		Period
	2008	2009	(in years)

Intangible assets:
Customer lists and relationships	$36,659	$36,659	5.6
Accumulated amortization	(24,196)	(29,483)

Customer lists and relationships, net	12,463	7,176

Acquired technology	17,744	17,744	3.3
Accumulated amortization	(13,633)	(16,131)

Acquired technology, net	4,111	1,613

Trade name	200	200	3.0
Accumulated amortization	(180)	(200)

Trade name, net	20	—

Intangible assets, net	$16,594	$8,789

Amortization expense related to intangible assets for the years ended December 31, 2007, 2008 and 2009 of approximately $14.9 million, $13.9 million and $7.8 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2010, 2011, 2012 and 2013 is expected to be approximately $4.7 million, $2.4 million, $1.5 million and $0.2 million, respectively. Intangible assets as of December 31, 2009 will be fully amortized during the year ended December 31, 2013.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2009

Computer hardware	$68,955	$82,121
Equipment	2,142	1,700
Furniture and fixtures	2,729	3,821
Leasehold improvements	20,321	20,757
Construction in-progress	7,690	10,649
Capitalized software	46,954	64,426

	148,791	183,474
Accumulated depreciation and amortization	(84,631)	(109,593)

Property and equipment, net	$64,160	$73,881

The Company entered into capital lease obligations of $14.2 million and $10.8 million for the years ended December 31, 2008 and 2009, respectively, primarily for computer hardware.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007, 2008 and 2009 was $22.8 million, $26.7 million and $30.2 million, respectively.

In the fourth quarter of 2008, the Company recorded a $5.3 million impairment charge to write-down the carrying value of property and equipment of the NGM reporting unit (see Note 7).

9.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2009

Accrued compensation	$28,555	$39,419
RRC reserve	3,295	2,594
Other	20,352	18,167

Total	$52,202	$60,180

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2008	2009

Promissory note payable to vendor; principal and interest payable quarterly at 5.58% per annum with a maturity date of April 1, 2010; secured by the equipment financed	$459	$187
Promissory note payable to vendor; non-interest bearing, principal payable quarterly with a maturity date of April 1, 2010; secured by the equipment financed	3,905	800

	4,364	987
Less: current portion	(2,587)	(987)

Notes payable, long-term	$1,777	$—

Revolving Credit Facility

On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2008 and 2009, but available borrowings were reduced by outstanding letters of credit of $8.8 million and $9.0 million, respectively.

The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum consolidated EBITDA to consolidated interest charge ratio and a maximum consolidated senior funded indebtedness to consolidated EBITDA ratio. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due thereunder upon the occurrence and during the continuation of an event of default. As of and for the years ended December 31, 2008 and 2009, the Company was in compliance with these covenants.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations (in thousands):

2010	$11,349
2011	7,863
2012	2,719
2013	875
Thereafter	—

Total minimum lease payments	22,806
Less: amounts representing interest	(1,805)

Present value of minimum lease payments	21,001
Less: current portion	(10,235)

Capital lease obligation, long-term	$10,766

The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2008	2009

Equipment and hardware	$35,856	$41,540
Furniture and fixtures	334	334

Subtotal	36,190	41,874
Less: accumulated amortization	(20,717)	(24,305)

Net assets under capital leases	$15,473	$17,569

Operating Leases

The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2020 and generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2009, are as follows (in thousands):

2010	$8,536
2011	6,585
2012	5,741
2013	4,391
2014	3,207
Thereafter	17,209

$45,669

On January 20, 2010, the Company entered into a new lease relating to its corporate headquarters in Sterling, Virginia. The lease commences October 1, 2010 and terminates January 31, 2021. The amounts presented in the table above do not reflect the future lease obligations under the new lease entered into on January 20, 2010. The future lease commitments under this lease are $0.0 million, $2.1 million, $2.4 million, $2.5 million, and

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.6 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively, and $17.3 million for the year ended 2015 and thereafter.

Rent expense was $6.7 million, $7.5 million and $7.4 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably possible to have a material adverse effect on its financial position, results of operations or cash flows.

12.	RESTRUCTURING CHARGES

Clearinghouse

At December 31, 2008 and 2009, the total accrued liability associated with restructuring and other related charges was $3.5 million and $3.6 million, respectively. The accrued restructuring liability relating to the Company’s Clearinghouse lease and facilities exit costs was $1.8 million and $1.3 million at December 31, 2008 and 2009, respectively. The Company paid approximately $0.4 million, $0.4 million, and $0.5 million, net of sublease payments, in each of the years ended December 31, 2007, 2008 and 2009, respectively. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.

In October 2009, the Company adopted a plan to relocate certain operations and support functions to Louisville, Kentucky. The Company estimates it will incur approximately $3.0 million to $3.5 million of employee severance and related costs through the second quarter of 2010 under this plan. During the fourth quarter of 2009, the Company recorded restructuring charges of $1.0 million and paid $0.8 million related to severance and related costs under this plan. The accrued restructuring liability relating to the Company’s Clearinghouse severance and related costs was $0.2 million at December 31, 2009.

NGM

During the fourth quarter of 2008, management committed to and implemented a restructuring plan for the NGM business to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved the reduction in and closure of specific leased facilities in some of the Company’s international locations. The Company has recorded severance and related costs of $1.2 million, and lease and facilities exit costs of $0.5 million, in the fourth quarter of 2008. The Company has not made any cash payments or recorded adjustments to the NGM restructuring estimates during 2008. In August 2009, the Company announced the extension of the restructuring plan to include further headcount reductions and closure of certain facilities. The Company anticipates that the restructuring plan will be completed by the end of the second quarter of 2010. Restructuring charges under this plan for the year ended December 31, 2009 were $4.8 million of severance and related costs and $0.2 million of lease and facility exit costs. The Company expects to incur additional pre-tax cash restructuring charges of approximately $2.5 million to $3.0 million, in addition to the restructuring charges recorded in 2008 and 2009. The Company estimates that these additional costs will consist primarily of employee severance and related costs of approximately $1.7 million to $2.2 million, and lease and facility exit costs of approximately $0.8 million.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity and balance of NGM’s restructuring liability accounts for the year ended December 31, 2009 are as follows (in thousands):

	Severance	Lease and
	and Related	Facilities Exit
	Costs	Costs	Total

Balance at December 31, 2008	$1,187	$460	$1,647
Additional restructuring cost	4,912	249	5,161
Adjustments	(113)	—	(113)
Cash payments	(4,357)	(246)	(4,603)

Balance at December 31, 2009	$1,629	$463	$2,092

Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2012.

13.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009

Interest and other expense:
Interest expense	$1,694	$1,944	$2,320
(Gain) loss on asset disposals	(149)	(74)	203
Loss on ARS Rights	—	—	3,410
Foreign currency transaction loss (gain)	(398)	109	(272)
Impairments and realized losses cash reserve fund	—	3,623	—
ARS impairments and trading losses	—	10,635	410

Total	$1,147	$16,237	$6,071

Interest and other income:
Interest income	$4,612	$3,696	$965
Realized gains on cash reserve fund	—	—	450
ARS trading gains	—	—	4,038
Gain on ARS Rights	—	9,416	886
Gain on indemnification claims	—	—	1,180

Total	$4,612	$13,112	$7,519

During 2009, the Company received $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2007	2008	2009

Current:
Federal	$47,478	$53,555	$55,141
State	10,837	10,319	12,249

Total current	58,315	63,874	67,390

Deferred:
Federal	2,572	(1,355)	1,109
State	(111)	(832)	(634)

Total deferred	2,461	(2,187)	475

Total provision for income taxes	$60,776	$61,687	$67,865

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2007	2008	2009

Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	4.6	9.3	4.4
Impairment of goodwill	—	49.7	—
Other	(0.1)	(2.2)	0.9
Change in valuation allowance	0.2	1.7	(0.1)

Effective tax rate	39.7%	93.5%	40.2%

The Company’s annual effective tax rate decreased to 40.2% for the year ended December 31, 2009 from 93.5% for the year ended December 31, 2008 due primarily to the impact of the $93.6 million non-cash impairment charge recorded in 2008 related to the impairment of goodwill, which is not deductible for tax purposes.

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $20.8 million, $8.2 million and $0.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2008	2009

Deferred tax assets:
Domestic NOL carryforwards	$10,525	$7,329
Foreign NOL carryforwards	633	586
Restructuring accrual	952	1,539
Deferred revenue	6,998	4,696
Accrued compensation	1,058	1,398
Stock-based compensation expense	9,532	14,118
Other reserves	92	45
Unrealized losses on investments	5,212	3,821
Realized losses on investments	353	178
Other	2,374	2,381

Total deferred tax assets	37,729	36,091
Valuation allowance	(2,864)	(2,610)

Total deferred tax assets, net	34,865	33,481

Deferred tax liabilities:
Unbilled receivables	(324)	(1,173)
Depreciation and amortization	(7,341)	(13,199)
Identifiable intangibles	(3,894)	(881)
Deferred expenses	(4,174)	(3,272)
Unrealized gains on investments	(3,675)	(2,708)
Other	(134)	(151)

Total deferred tax liabilities	(19,542)	(21,384)

Net deferred tax assets	$15,323	$12,097

As of December 31, 2009, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $16.1 million which expire, if unused, in various years from 2023 to 2026. As of December 31, 2009, the Company had foreign net operating loss carryforwards of approximately $3.4 million, of which $3.2 million can be carried forward indefinitely under current local tax laws and $0.2 million which expire, if unused, in years beginning 2017.

As of December 31, 2009, the amount of earnings from foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was approximately $2.1 million. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States and determination of the amount of such taxes is not practicable.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2009, the Company had unrecognized tax benefits of $1.1 million and $1.1 million, respectively, of which $0.6 million and $1.1 million, respectively, would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2007	$825
Increase related to tax positions of prior years	1,215
Other	(70)

Balance at December 31, 2007	1,970
Increase related to current year tax positions	75
Increase related to prior year tax positions	329
Reductions for prior year tax positions	(1,320)

Balance at December 31, 2008	1,054
Increase related to current year tax positions	48
Increase related to prior year tax positions	353
Reductions due to lapse in statutes of limitations	(158)
Settlements	(225)

Balance at December 31, 2009	$1,072

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2007, 2008 and 2009, the Company recognized potential interest and penalties of $220,000, $78,000 and $66,000, respectively. As of December 31, 2008 and 2009, the Company had established reserves of approximately $80,000 and $60,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the year ended December 31, 2009, accrued interest and penalties decreased by $37,000 due to the expiration of certain statutes of limitations and the payment of approximately $49,000 of accrued interest and penalties.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (“IRS”) has completed an examination of the Company’s federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.

The Company does not anticipate that total unrecognized tax benefits will decrease over the next 12 months due to the expiration of certain statutes of limitations.

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2008 and 2009, there are no preferred stock shares issued or outstanding.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A common stock, $0.001 par value per share and 100,000,000 shares of Class B common stock, $0.001 par value per share. Each holder of Class A and Class B common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of stockholders. Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of Class A and Class B common stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Company’s board of directors may from time to time determine.

Stock-Based Compensation

The Company has three stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan), the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan), and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, PVRSUs and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of December 31, 2009, 10,641,598 shares were available for grant or award under the 2009 Plan.

The term of any stock option granted under the 1999 Plan, 2005 Plan, and 2009 Plan may not exceed ten years. The exercise price per share for options granted under these Plans may not be less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of directors determines the vesting of the options, with a maximum vesting period of ten years. Options issued generally vest with respect to 25% of the shares on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire seven to ten years from the date of issuance and are forfeitable upon termination of an option holder’s service.

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

Stock-based compensation expense recognized for the years ended December 31, 2007, 2008 and 2009 was $15.3 million, $13.4 million and $14.3 million, respectively. As of December 31, 2009, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $28.5 million, which the Company expects to recognize over a weighted average period of approximately 1.54 years. Total unrecognized compensation expense as of December 31, 2009 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs, and may be increased or decreased in future periods for subsequent grants or forfeitures.

Stock Options

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2008 and 2009 was $11.60, $8.24 and $6.47, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the years ended December 31, 2007, 2008 and 2009, and a discussion of the Company’s assumptions.

	Year Ended December 31,
	2007	2008	2009

Dividend yield	—%	—%	—%
Expected volatility	33.27%	36.46%	43.37%
Risk-free interest rate	4.39%	2.57%	1.60%
Expected life of options (in years)	4.59	4.37	4.42

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Expected life of the options — The expected life is the period of time that options granted are expected to remain outstanding. The Company determined the expected life of stock options based on the weighted average of (a) the time-to-settlement from grant of historically settled options and (b) a hypothetical holding period for the outstanding vested options as of the date of fair value estimation. The hypothetical holding period is the amount of time the Company assumes a vested option will be held before the option is exercised. To determine the hypothetical holding period, the Company assumes that a vested option will be exercised at the midpoint of the time between the date of fair value estimation and the remaining contractual life of the unexercised vested option.

The following table summarizes the Company’s stock option activity:

				Weighted
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(In millions)	(in years)

Outstanding at December 31, 2006	7,916,728	$10.83
Options granted	932,030	32.78
Options exercised	(2,492,811)	5.75
Options forfeited	(687,446)	21.14

Outstanding at December 31, 2007	5,668,501	15.42
Options granted	1,400,840	25.21
Options exercised	(1,612,596)	3.80
Options forfeited	(796,180)	28.49

Outstanding at December 31, 2008	4,660,565	20.15
Options granted	2,237,649	17.33
Options exercised	(344,183)	4.96
Options forfeited	(602,773)	26.08

Outstanding at December 31, 2009	5,951,258	19.37	$36.6	4.85

Exercisable at December 31, 2009	3,079,893	18.82	$24.5	3.73

Exercisable at December 31, 2008	2,782,015	15.27	$23.9	4.20

Exercisable at December 31, 2007	3,501,651	$8.54	$72.0	4.62

The aggregate intrinsic value of options exercised for the years ended December 31, 2007, 2008 and 2009 was $62.5 million, $32.3 million and $4.2 million, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding options outstanding at December 31, 2009:

			Weighted-
	Options Outstanding		Average	Options Exercisable
	Number	Weighted-	Remaining	Number	Weighted-
	of	Average	Contractual	of	Average
	Options	Exercise	Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(in years)	Exercisable	Price

$ 0.00 - $ 3.48	449,933	$0.67	1.11	449,933	$0.67
$ 3.49 - $ 6.97	778,835	6.05	3.86	778,835	6.05
$ 6.98 - $10.45	3,984	8.39	4.88	3,984	8.39
$10.46 - $13.94	58,543	10.86	5.13	58,543	10.86
$13.95 - $17.42	1,370,510	15.43	6.15	10,168	16.69
$17.43 - $20.90	419,929	19.11	6.26	30,453	18.53
$20.91 - $24.39	661,263	22.40	6.87	155,850	21.94
$24.40 - $27.87	814,744	26.44	5.14	398,080	26.50
$27.88 - $31.36	670,933	30.23	3.16	640,683	30.23
$31.37 - $34.84	722,584	32.89	4.32	553,364	32.88

	5,951,258	$19.37	4.85	3,079,893	$18.82

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(In millions)

Outstanding at December 31, 2006	103,223	$31.41
Restricted stock granted	18,800	31.78
Restricted stock vested	(27,538)	31.48
Restricted stock forfeited	(18,825)	31.13

Outstanding at December 31, 2007	75,660	31.55
Restricted stock granted	286,920	24.57
Restricted stock vested	(45,827)	28.16
Restricted stock forfeited	(56,455)	27.07

Outstanding at December 31, 2008	260,298	25.50
Restricted stock granted	192,000	20.69
Restricted stock vested	(61,375)	25.90
Restricted stock forfeited	(37,766)	27.11

Outstanding at December 31, 2009	353,157	$22.64	$8.1

The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2007, 2008 and 2009 was approximately $0.8 million, $1.0 million and $1.3 million, respectively. During the years ended December 31, 2007, 2008 and 2009, the Company repurchased 6,817, 13,375, and 18,208 shares of common stock, respectively, for an aggregate purchase price of $0.2 million, $0.3 million, and $0.4 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Vested Restricted Stock Units

During the years ended 2007, 2008 and 2009, the Company granted 322,290, 291,083, and 532,943 PVRSUs, respectively, to certain employees with an aggregate fair value of $10.5 million, $7.6 million, and $8.3 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 0%, 50% and 100%, of the performance target for its PVRSUs granted during 2007, 2008 and 2009, respectively will be achieved. In the third quarter of 2009, the Company revised its estimate of achievement of the performance targets related to the PVRSUs granted during 2007 from 50% of target to 0%. The change in this assumption resulted in a reduction of approximately $2.6 million in compensation expense in the year ended 2009. The Company’s consolidated net income for the year ended December 31, 2009 was $101.1 million and diluted earnings per share was $1.34 per share. If the Company had continued to use the previous estimate of achievement of 50% of the performance target, the as adjusted net income would have been approximately $99.5 million and the as adjusted diluted earnings per share would have had been approximately $1.32 per share. The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(In millions)

Non-vested December 31, 2006	—	$—
Granted	322,290	32.59
Vested	—	—
Forfeited	(19,210)	32.59

Non-vested December 31, 2007	303,080	32.59
Granted	291,083	26.21
Vested	—	—
Forfeited	(181,020)	30.60

Non-vested December 31, 2008	413,143	28.98
Granted	532,943	15.57
Vested	—	—
Forfeited	(106,300)	23.38

Non-vested December 31, 2009	839,786	$21.17	$19.3

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(In millions)

Outstanding at December 31, 2006	23,911
Granted	34,170
Vested	—
Forfeited	(3,259)

Outstanding at December 31, 2007	54,822
Granted	55,777
Vested	—
Forfeited	—

Outstanding at December 31, 2008	110,599	$26.21
Granted	52,512	22.85
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2009	163,111	$25.13	$3.8

In August and November 2007, the Compensation Committee of the board of directors issued 30,828 and 3,342 restricted stock units to its non-management directors, respectively, with an aggregate intrinsic value on the grant date of approximately $0.9 million and $0.1 million, respectively. In June and July 2008, the Company’s non-management directors were issued 1,089 and 54,688 restricted stock units, respectively, with an aggregate intrinsic value on the grant date of approximately $25,000 and $1.2 million, respectively. In July 2009, the Company’s non-management directors were issued 52,512 restricted stock units with an aggregate intrinsic value on the grant date of approximately $1.2 million.

These restricted stock units issued to non-management directors of the Company’s board of directors will fully vest on the first anniversary of the date of grant. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2008	2009

Computation of basic net income per common share:
Net income	$92,335	$4,294	$101,141

Weighted average common shares and participating securities outstanding — basic	76,038	74,350	74,301

Basic net income per common share	$1.21	$0.06	$1.36

Computation of diluted net income per common share:
Net income	$92,335	$4,294	$101,141

Weighted average common shares and participating securities outstanding — basic	76,038	74,350	74,301
Effect of dilutive securities:
Stock-based awards	3,262	1,757	1,164

Weighted average common shares outstanding — diluted	79,300	76,107	75,465

Diluted net income per common share	$1.16	$0.06	$1.34

Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive.

The following table summarizes the shares excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2008	2009

Shares excluded from EPS denominator due to anti-dilutive effect:
Common stock options	2,026	3,039	3,965

17.	SEGMENT INFORMATION

The Company has two reportable operating segments: Clearinghouse and NGM.

The Company’s Clearinghouse business segment provides critical technology services to the communications industry and enterprise customers, including telephone number administration, telephone number pooling, internet domain name services, common short code registry services, wireline and wireless number portability, order management services and network management services.

The Company’s NGM business segment provides next-generation communications solutions for mobile network operators by delivering instant messaging, presence, multimedia gateways and inter-carrier messaging hubs.

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the chief operating decision maker for making decisions and assessing performance.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for the years ended December 31, 2007, 2008 and 2009 regarding the Company’s reportable segments is as follows (in thousands):

	Year Ended December 31,
	2007	2008		2009
Revenue:
Clearinghouse	$421,062	$474,141		$467,256
NGM	8,110	14,704		13,129

Total revenue	$429,172	$488,845		$480,385

Depreciation and amortization:
Clearinghouse	$28,241	$29,978		$29,852
NGM	9,490	10,604		8,188

Total depreciation and amortization	$37,731	$40,582		$38,040

Income (loss) from operations:
Clearinghouse	$184,955	$225,700		$190,458	(b)
NGM	(35,309)	(156,594	)(a)	(22,900	)(c)

Income (loss) from operations	$149,646	$69,106		$167,558

(a)	Includes $1.7 million of restructuring charges, $93.6 million of goodwill impairment charges, and $18.2 million of long-lived assets impairment charges.

(b)	Includes $1.0 million of restructuring charges.

(c)	Includes $5.0 million of restructuring charges.

Information as of December 31, 2008 and 2009 regarding the Company’s reportable segments is as follows (in thousands):

	December 31,
	2008	2009
Total assets:
Clearinghouse	$458,689	$602,406
NGM	60,477	45,398

Total assets	$519,166	$647,804

Goodwill:
Clearinghouse	$95,724	$96,074
NGM	22,343	22,343

Goodwill	$118,067	$118,417

Intangible assets:
Clearinghouse	$13,552	$7,700
NGM	3,042	1,089

Intangible assets	$16,594	$8,789

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic area revenues from external customers for the years ended December 31, 2007, 2008 and 2009, and long-lived assets as of December 31, 2008 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Revenues:
North America	$403,536	$443,921	$440,480
Europe, Middle East and Africa	17,004	34,274	27,546
Other regions	8,632	10,650	12,359

Total revenues	$429,172	$488,845	$480,385

	December 31,
	2008	2009

Long-lived assets, net:
North America	$69,227	$77,785
Europe, Middle East and Africa	10,755	4,350
Other regions	772	535

Total long-lived assets, net	$80,754	$82,670

18.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the board of directors. The Company recognized contribution expense totaling $4.3 million, $5.2 million and $4.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Deferred Compensation Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at market value. Changes in the fair value of the securities are reflected in accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets on the consolidated balance sheets. As of December 31, 2008 and 2009, the assets held in the Rabbi Trust were approximately $0.3 million and $1.7 million, respectively. As of December 31, 2008, the Company’s unrealized loss was approximately $27,000 and as of December 31, 2009, the Company’s unrealized gain was approximately $0.2 million, attributable to the securities held in the Rabbi Trust.

The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2008 and 2009, deferred compensation obligation related to the Deferred Compensation Plan was approximately $0.3 million and $1.7 million, respectively. Changes in the fair value of the deferred compensation obligation are reflected in deferred compensation expense. The Company recognized gains of approximately $33,000 and losses of $0.4 million in compensation expense for changes in the fair value of the deferred compensation obligation during the years ended December 31, 2008 and 2009, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company received professional services from a company owned by a family member of the Chairman and CEO of the Company. The services were related to tenant improvements in the Company’s leased office spaces. The amounts paid to the related party during the years ended December 31, 2007 and 2008 were approximately $227,000 and $2,000, respectively.

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$117,413	$120,209	$123,810	$127,413
Income (loss) from operations	11,029	39,988	45,163	(27,074)
Net (loss) income	(4,460)	22,856	28,374	(42,476)
Net (loss) income per common share — basic	$(0.06)	$0.31	$0.38	$(0.57)
Net (loss) income per common share — diluted	$(0.06)	$0.30	$0.38	$(0.57)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2009	2009	2009	2009
	(In thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$113,188	$115,764	$117,203	$134,230
Income from operations	38,779	40,042	40,436	48,301
Net income	24,353	24,466	24,519	27,803
Net income per common share — basic	$0.33	$0.33	$0.33	$0.37
Net income per common share — diluted	$0.32	$0.32	$0.32	$0.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders, or our 2010 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2010 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2010 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference to our 2010 Proxy Statement, under the headings “Governance of the Company.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2010 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2010 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2008 and 2009 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2010 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)

(2)

Schedule for the three years ended December 31, 2007, 2008 and 2009:
II — Valuation and Qualifying Accounts	95

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2007	2008	2009
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$1,103	$1,654	$1,209
Additions	2,601	2,387	3,045
Reductions(1)	(2,050)	(2,832)	(2,829)

Ending Balance	$1,654	$1,209	$1,425

Deferred Tax Asset Valuation Allowance
Beginning Balance	$1,011	$1,787	$2,864
Additions	776	1,420	15
Reductions	—	(343)	(269)

Ending Balance	$1,787	$2,864	$2,610

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number		Description of Exhibit

(2.1)		Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.

(2.2)		Agreement and Plan of Merger, dated as of November 27, 2006, by and among Neustar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27, 2006.

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009.

10	.1.1	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed March 29, 2006**; (d) Exhibit 10.2.2 to our Annual Report on Form 10-K filed March 29, 2006**; (e) Exhibit 10.2.3. to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (f) Exhibit 10.2.1. to our Annual Report on Form 10-K, filed March 1, 2007**; (g) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed March 1, 2007**; (h) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed March 1, 2007**; (i) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; (j) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; (k) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed February 28, 2008**; (l) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed February 28, 2008**; (m) Exhibit 10.2.3 to our Quarterly Report on Form 10-Q, filed August 11, 2008; (n) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 11, 2008**; (o) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (p) Exhibit 10.2.6 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (q) Exhibit 10.2.2 to our Quarterly Report on Form 10-Q, filed August 4, 2009; and (r) Exhibit 10.2.3 to our Quarterly Report on Form 10-Q, filed August 4, 2009**.

10	.2.1	Amendment to the contractor services agreement by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

Exhibit Number	Description of Exhibit

(10.3)	National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective August 14, 2007, incorporated herein by reference to (a) Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 5, 2007**; (b) Exhibit 10.3.1 to our Annual Report on Form 10-K, filed February 28, 2008; (c) Exhibit 10.3.2 to our Quarterly Report on Form 10-Q, filed May 12, 2008; (d) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (e) Exhibit 10.3.2 to our Quarterly Report on Form 10-Q, filed May 11, 2009; (f) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed August 4, 2009; and (g) Exhibit 10.3.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009.

(10.4)	North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 8, 2009, incorporated herein by reference to (a) Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (b) Exhibit 10.4.1 to our Quarterly Report on Form 10-Q, filed on October 30, 2009.

(10.5)	.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007, incorporated herein by reference to (a) Exhibit 10.5. to our Annual Report on Form 10-K, filed February 28, 2008, (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed May 12, 2008, (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed August 11, 2008, (d) Exhibit 10.5.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008; and (e) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed August 4, 2009**.

(10.6)	Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., dated as of December 18, 2006, as amended, incorporated herein by reference to (a) Exhibit 10.6 to our Annual Report on Form 10-K, filed March 1, 2007; (b) Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007; (c) Exhibit 10.6.1 to our Quarterly Report on Form 10-Q, filed August 11, 2008; and (d) Exhibit 10.6.1 to our Quarterly Report on Form 10-Q, filed on August 4, 2009.

(10.7)	Amended and Restated Common Short Code License Agreement effective as of June 2, 2008, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 11, 2008** and (b) Exhibit 10.7.2 to our Quarterly Report on Form 10-Q, filed August 4, 2009.

(10.8)	NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)	NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†
(10.10)	Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)	Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.13)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.14)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.15)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.17)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.20)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.21)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.22)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.23)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.24)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635).

(10.25)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to (a) Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007, and (b) Exhibit 10.31.1 to our Quarterly Report on Form 10-Q, filed November 5, 2007.

(10.26)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007.

(10.27)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed July 13, 2007.†

Exhibit Number	Description of Exhibit

(10.28)	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.29)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.30)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.31)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed March 5, 2007.†
(10.32)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.33)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.34)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.35)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.36)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to (a) Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006 and (b) Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.37)	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.38)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.39)	Agreement, dated December 8, 2008, by and between NeuStar, Inc. and Jeffrey E. Ganek, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 10, 2008.†

(10.40)	Employment Agreement, made as of February 5, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.41)	Restricted Stock Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.42)	Performance Award Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.43)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.44)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.45)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

Exhibit Number	Description of Exhibit

(10.46)	Letter Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 11, 2008.**†

(10.47)	Senior Advisor Services Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 11, 2008.**†

(10.48)	Agreement Respecting Noncompetition and Nonsolicitation, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 11, 2008.
(10.49)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 11, 2008.†

(10.50)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.51)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.52)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

(10.53)	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed January 15, 2009, as superseded by Compensation Agreement, made as of December 9, 2009, by and between Neustar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.1 to our Current Report on From 8-K, filed on December 15, 2009.†

(10.54)	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed February 27, 2009.†
(10.55)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.58)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†

(10.59)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.60)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.61)	Lease by and between Ridgetop Three, L.L.C. and NeuStar, Inc., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 22, 2010.

(10.62)	Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LI1, LLC and NeuStar, Inc., incorporated herein by reference from Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009.

(10.63)	Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LT1, LLC and NeuStar, Inc., incorporated herein by reference from Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009.

(10.64)	Letter Agreement, dated January 29, 2008, by and between NeuStar, Inc. and Larry Bouman, incorporated herein by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

Exhibit Number	Description of Exhibit

(10.65)	Restricted Stock Agreement between NeuStar, Inc. and Larry Bouman, dated January 18, 2008, incorporated herein by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.66)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.67)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.
99.2	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signature	Title

/s/ Jeffrey E. Ganek Jeffrey E. Ganek	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Paul S. Lalljie Paul S. Lalljie	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gareth Chang Gareth Chang	Director

/s/ James G. Cullen James G. Cullen	Director

/s/ Joel P. Friedman Joel P. Friedman	Director

/s/ Ross K. Ireland Ross K. Ireland	Director

/s/ Paul A. Lacouture Paul A. Lacouture	Director

/s/ Dr. Kenneth A. Pickar Dr. Kenneth A. Pickar	Director

/s/ Michael J. Rowny Michael J. Rowny	Director

/s/ Hellene S. Runtagh Hellene S. Runtagh	Director

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number		Description of Exhibit

(2.1)		Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.

(2.2)		Agreement and Plan of Merger, dated as of November 27, 2006, by and among Neustar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27, 2006.

(3.1)		Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)		Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

(10.1)		Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009.

10	.1.1	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC, as amended.

(10.2)		Contractor services agreement, restated as of June 1, 2003, by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended, incorporated herein by reference to (a) Exhibit 10.2 to Amendment No. 6 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635); (b) Exhibit 10.2.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (c) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed March 29, 2006**; (d) Exhibit 10.2.2 to our Annual Report on Form 10-K filed March 29, 2006**; (e) Exhibit 10.2.3. to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (f) Exhibit 10.2.1. to our Annual Report on Form 10-K, filed March 1, 2007**; (g) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed March 1, 2007**; (h) Exhibit 10.2.3 to our Annual Report on Form 10-K, filed March 1, 2007**; (i) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; (j) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed August 8, 2007**; (k) Exhibit 10.2.1 to our Annual Report on Form 10-K, filed February 28, 2008**; (l) Exhibit 10.2.2 to our Annual Report on Form 10-K, filed February 28, 2008**; (m) Exhibit 10.2.3 to our Quarterly Report on Form 10-Q, filed August 11, 2008; (n) Exhibit 10.2.4 to our Quarterly Report on Form 10-Q, filed August 11, 2008**; (o) Exhibit 10.2.5 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (p) Exhibit 10.2.6 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (q) Exhibit 10.2.2 to our Quarterly Report on Form 10-Q, filed August 4, 2009; and (r) Exhibit 10.2.3 to our Quarterly Report on Form 10-Q, filed August 4, 2009**.

10	.2.1	Amendment to the contractor services agreement by and between Canadian LNP Consortium Inc. and NeuStar, Inc., as amended.

Exhibit Number	Description of Exhibit

(10.3)	National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective August 14, 2007, incorporated herein by reference to (a) Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 5, 2007**; (b) Exhibit 10.3.1 to our Annual Report on Form 10-K, filed February 28, 2008; (c) Exhibit 10.3.2 to our Quarterly Report on Form 10-Q, filed May 12, 2008; (d) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (e) Exhibit 10.3.2 to our Quarterly Report on Form 10-Q, filed May 11, 2009; (f) Exhibit 10.3.3 to our Quarterly Report on Form 10-Q, filed August 4, 2009; and (g) Exhibit 10.3.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009.

(10.4)	North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission, effective July 8, 2009, incorporated herein by reference to (a) Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (b) Exhibit 10.4.1 to our Quarterly Report on Form 10-Q, filed on October 30, 2009.

(10.5)	.us Top-Level Domain Registry Management and Coordination agreement awarded to NeuStar, Inc. by the National Institute of Standards and Technology on behalf of the Department of Commerce on October 18, 2007, incorporated herein by reference to (a) Exhibit 10.5. to our Annual Report on Form 10-K, filed February 28, 2008, (b) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed May 12, 2008, (c) Exhibit 10.5.2 to our Quarterly Report on Form 10-Q, filed August 11, 2008, (d) Exhibit 10.5.3 to our Quarterly Report on Form 10-Q, filed November 10, 2008; and (e) Exhibit 10.5.1 to our Quarterly Report on Form 10-Q, filed August 4, 2009**.

(10.6)	Registry Agreement by and between the Internet Corporation for Assigned Names and Numbers and NeuStar, Inc., dated as of December 18, 2006, as amended, incorporated herein by reference to (a) Exhibit 10.6 to our Annual Report on Form 10-K, filed March 1, 2007; (b) Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed August 8, 2007; (c) Exhibit 10.6.1 to our Quarterly Report on Form 10-Q, filed August 11, 2008; and (d) Exhibit 10.6.1 to our Quarterly Report on Form 10-Q, filed on August 4, 2009.

(10.7)	Amended and Restated Common Short Code License Agreement effective as of June 2, 2008, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 11, 2008** and (b) Exhibit 10.7.2 to our Quarterly Report on Form 10-Q, filed August 4, 2009.

(10.8)	NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.9)	NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†
(10.10)	Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.11)	Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.12)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.13)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.14)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.15)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.16)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.17)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.18)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.19)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Mark Foster, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.20)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†
(10.21)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 22, 2004, by and between NeuStar, Inc. and Jeffrey Babka, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.22)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Ken Pickar, incorporated herein by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.23)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

(10.24)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635)

(10.25)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to (a) Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007, and (b) Exhibit 10.31.1 to our Quarterly Report on Form 10-Q, filed November 5, 2007.

(10.26)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007.

(10.27)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed July 13, 2007.†

Exhibit Number	Description of Exhibit

(10.28)	NeuStar, Inc. 2007 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.29)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.30)	Employment Continuation Agreement, made as of April 8, 2004, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.43 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.31)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed March 5, 2007.†

(10.32)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.33)	Summary of relocation arrangement with Jeffrey A. Babka, incorporated herein by reference to Exhibit 10.48 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.34)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†

(10.35)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.36)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to (a) Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006 and (b) Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.37)	Incentive Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.38)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of November 18, 2004, by and between NeuStar, Inc. and John Spirtos, as amended as of May 20, 2005, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.39)	Agreement, dated December 8, 2008, by and between NeuStar, Inc. and Jeffrey E. Ganek, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 10, 2008.†

(10.40)	Employment Agreement, made as of February 5, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.41)	Restricted Stock Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.42)	Performance Award Agreement under the 2005 Stock Incentive Plan, made as of February 8, 2008, by and between NeuStar, Inc. and Jeffrey Babka, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed February 11, 2008.†

(10.43)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†
(10.44)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

(10.45)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†

Exhibit Number	Description of Exhibit

(10.46)	Letter Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 11, 2008.**†

(10.47)	Senior Advisor Services Agreement, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 11, 2008.**†

(10.48)	Agreement Respecting Noncompetition and Nonsolicitation, dated May 5, 2008, by and between NeuStar, Inc. and Mark Foster, incorporated herein by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q, filed August 11, 2008.

(10.49)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 11, 2008.†

(10.50)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†
(10.51)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of December 13, 2003, by and between NeuStar, Inc. and Martin Lowen, as amended as of June 22, 2004 and May 20, 2005, incorporated herein by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q, filed May 12, 2008.†

(10.52)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.
(10.53)	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed January 15, 2009, as superseded by Compensation Agreement, made as of December 9, 2009, by and between Neustar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.1 to our Current Report on From 8-K, filed on December 15, 2009.†

(10.54)	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed February 27, 2009.†
(10.55)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.58)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†

(10.59)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.60)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.61)	Lease by and between Ridgetop Three, L.L.C. and NeuStar, Inc., incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 22, 2010.

(10.62)	Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LI1, LLC and NeuStar, Inc., incorporated herein by reference from Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009.

(10.63)	Amended and Restated Office Lease, dated May 29, 2009, by and between Merritt-LT1, LLC and NeuStar, Inc., incorporated herein by reference from Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed June 2, 2009.

(10.64)	Letter Agreement, dated January 29, 2008, by and between NeuStar, Inc. and Larry Bouman, incorporated herein by reference to Exhibit 10.56 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

Exhibit Number	Description of Exhibit

(10.65)	Restricted Stock Agreement between NeuStar, Inc. and Larry Bouman, dated January 18, 2008, incorporated herein by reference to Exhibit 10.57 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.66)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.67)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.
99.2	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission