Form 10-Q
period 2010-03-31
NEUSTAR INC
filed 2010-04-28
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 74,972,838 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at April 26, 2010.

NeuStar, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,581	$317,886
Restricted cash	512	524
Short-term investments	37,610	37,021
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,233, respectively	64,019	66,998
Unbilled receivables	2,986	4,138
Prepaid expenses and other current assets	11,171	11,006
Deferred costs	6,916	6,936
Deferred tax assets	6,973	8,030

Total current assets	434,768	452,539

Property and equipment, net	73,881	74,156
Goodwill	118,417	118,417
Intangible assets, net	8,789	7,594
Deferred costs, long-term	1,731	1,309
Deferred tax assets, long-term	5,124	5,420
Other assets, long-term	5,094	5,743

Total assets	$647,804	$665,178

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,872	$4,286
Accrued expenses	60,180	40,876
Income taxes payable	2,764	15,904
Deferred revenue	26,117	28,385
Notes payable	987	—
Capital lease obligations	10,235	9,434
Accrued restructuring reserve	2,459	2,219
Other liabilities	3,891	3,891

Total current liabilities	118,505	104,995

Deferred revenue, long-term	8,923	9,104
Capital lease obligations, long-term	10,766	9,630
Accrued restructuring reserve, long-term	1,111	645
Other liabilities, long-term	4,062	4,776

Total liabilities	143,367	129,150

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and March 31, 2010	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 79,425,095 and 79,872,061 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	79	80
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	—	—
Additional paid-in capital	338,109	344,767
Treasury stock, 4,967,979 and 4,981,057 shares at December 31, 2009 and March 31, 2010, respectively, at cost	(128,757)	(129,057)
Accumulated other comprehensive loss	(463)	(433)
Retained earnings	295,469	320,671

Total stockholders’ equity	504,437	536,028

Total liabilities and stockholders’ equity	$647,804	$665,178

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Carrier Services	$88,043	$99,788
Enterprise Services	25,145	29,203

Total revenue	113,188	128,991
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	27,843	29,113
Sales and marketing	19,507	22,854
Research and development	4,313	4,078
General and administrative	13,501	18,449
Depreciation and amortization	9,245	10,143
Restructuring charges	—	2,349

	74,409	86,986

Income from operations	38,779	42,005
Other (expense) income:
Interest and other expense	(1,224)	(1,748)
Interest and other income	2,459	1,390

Income before income taxes	40,014	41,647
Provision for income taxes	15,661	16,445

Net income	$24,353	$25,202

Net income per share:
Basic	$0.33	$0.34

Diluted	$0.32	$0.33

Weighted average common shares outstanding:
Basic	74,134	74,613

Diluted	75,323	75,944

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2010
Operating activities:
Net income	$24,353	$25,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,245	10,143
Stock-based compensation	3,699	3,866
Amortization of deferred financing costs	42	42
Excess tax benefits from stock option exercises	(462)	(350)
Deferred income taxes	1,441	(1,388)
Provision for doubtful accounts	765	266
Gain on trading securities	(476)	(61)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,760	(3,444)
Unbilled receivables	95	(1,152)
Notes receivable	567	—
Prepaid expenses and other current assets	(1,292)	359
Deferred costs	894	402
Income taxes receivable	5,083	—
Other assets	(672)	(619)
Other liabilities	(107)	714
Accounts payable and accrued expenses	(10,659)	(27,309)
Income taxes payable	8,560	13,490
Accrued restructuring reserve	(1,402)	(706)
Deferred revenue	978	2,449

Net cash provided by operating activities	47,412	21,904
Investing activities:
Purchases of property and equipment	(1,418)	(7,191)
Sales of investments, net	3,102	650

Net cash provided by (used in) investing activities	1,684	(6,541)
Financing activities:
Reduction (disbursement) of restricted cash	51	(12)
Principal repayments on notes payable	(763)	(987)
Principal repayments on capital lease obligations	(2,343)	(3,545)
Proceeds from exercise of common stock options	1,310	2,443
Excess tax benefits from stock-based compensation	462	350
Repurchase of restricted stock awards	(132)	(300)

Net cash used in financing activities	(1,415)	(2,051)
Effect of foreign exchange rates on cash and cash equivalents	(1,211)	(7)

Net increase in cash and cash equivalents	46,470	13,305
Cash and cash equivalents at beginning of period	150,829	304,581

Cash and cash equivalents at end of period	$197,299	$317,886

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
1. DESCRIPTION OF BUSINESS AND ORGANIZATION
     NeuStar, Inc. (the Company or Neustar) was incorporated as a Delaware corporation in 1998. The Company provides essential technology and directory services to its customers, which are comprised of communications service providers, or carriers, and non-carrier, commercial businesses, or enterprises. The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. The Company is the provider of the authoritative solution that the communications industry relies upon to meet this mandate and the Company has also developed a broad range of innovative services to meet an expanded range of its customers’ needs.
     The Company provides critical technology services that its carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements, including the following:
•	Carrier Services. Through its set of unique databases and system infrastructure in geographically dispersed data centers, the Company manages the increasing complexity in the telecommunications industry and ensures the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. The Company operates the authoritative databases that manage virtually all telephone area codes and numbers, and enables the dynamic routing of calls among numerous competing carriers in North America. All carriers that offer telecommunications services to the public at large must access a copy of the Company’s unique database to properly route virtually all of their customers’ calls. The Company also facilitates order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of emerging Internet Protocol (IP) communications.
•	Enterprise Services. The Company provides a suite of domain name system (DNS) services to its enterprise customers built on a global directory platform. The Company manages a collection of these directories that maintain addresses to direct, prioritize and manage Internet traffic, and find and resolve Internet queries and top-level domains on behalf of its enterprise customers. The Company serves as the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. Additionally, the Company provides directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
Reclassifications
     In the first quarter of 2010, the Company changed its presentation of revenues to conform to its operating segments by customer type (see Note 10). Prior quarter revenues have been reclassified to conform to the current quarter presentation.
Segment Reporting
     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Prior to the first quarter of 2010, the Company reported its results of operations based on two operating segments: Clearinghouse and Next Generation Messaging (NGM). In the first quarter of 2010, the Company realigned its operating structure and internal financial reporting by customer type, reflective of how the CODM allocates resources and assesses performance. This realignment along customer type resulted in two operating segments: Carrier Services and Enterprise Services. The Company’s operating segments are the same as its reportable segments.
Fair Value of Financial Instruments
     The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determined the fair value of its auction rate securities using an average of discounted cash flow models (see Note 4). The Company has rights to sell its auction rate securities at par beginning June 30, 2010, to the investment firm that brokered the original purchases (ARS Rights). The fair value of the Company’s ARS Rights is based on the estimated discounted cash flow of the associated auction rate securities (see Note 4). As permitted under the FASB ASC Topic Financial Instruments, the Company elected fair value measurement for the ARS Rights.
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2009		March 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$304,581	$304,581	$317,886	$317,886
Restricted cash (current assets)	$512	$512	$524	$524
Short-term investments	$37,610	$37,610	$37,021	$37,021
Marketable securities (long-term other assets)	$1,665	$1,665	$2,894	$2,894
Deferred compensation (long-term other liabilities)	$1,682	$1,682	$2,871	$2,871
Investments
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
     The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. At December 31, 2009 and March 31, 2010, the Company classified its auction rate securities as trading pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in earnings (see Note 3). Interest and dividends on these securities are included in interest and other income.
Revenue Recognition
     The Company provides essential technology and directory services to carriers and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.
Significant Contracts
     The Company provides number portability administration center services (NPAC Services) which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with North American Portability Management LLC (NAPM), an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed-fee (Base Fee) was set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be earned if the customers under these contracts reach certain levels of aggregate telephone number inventories and adopts and implements certain IP fields and functionality. To the extent any available additional credits expire unused at the end of the year, they will be recognized in revenue at that time. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee on a straight-line basis over twelve months.
     For 2009, the Company concluded that the fixed and determinable fee equaled $285.0 million, which represented the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. During 2009, the Company’s carrier customers adopted and implemented the requisite IP fields and functionality, and as a result earned $7.5 million of the additional credits for each of 2009, 2010 and 2011. However, the customers did not reach the levels of aggregate telephone number inventories required to earn additional credits and as a result, the Company recognized $7.5 million of additional revenue in the fourth quarter of 2009. These contracts also enable the Company’s customers to earn credits if the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of credits earned based on transaction volume is done annually at the end of the year and these credits are applied to the following year’s invoices. There were no credits earned in 2009 by the Company’s customers for transaction volumes above or below the contractually established volume range for 2009. For 2010, the fixed and determinable fee equals $322.1 million, which represents the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. The Company records the fixed and determinable fee as revenue earned in its Carrier Services operating segment.
     The amount of revenue derived under the Company’s contracts with NAPM was approximately $74.1 million and $84.8 million for the three months ended March 31, 2009 and 2010, respectively.
     The Company also bills a Revenue Recovery Collections fee equal to a percentage of monthly billings to its customers, which is available to the Company if any customer under the contracts to provide NPAC Services fails to pay its allocable share of total transactions charges.
Carrier Services
     Under its seven contracts with NAPM, the Company provides NPAC Services. As discussed above under the heading “Revenue Recognition — Significant Contracts,” the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months.
     The Company provides NPAC Services in Canada under its long-term contract with the Canadian LNP Consortium Inc. The Company recognizes revenue on a per-transaction fee basis as the services are performed.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
     The Company generates revenue from its telephone number administration services under two government contracts: North American Numbering Plan Administrator (NANPA) and National Pooling Administrator (NPA). Under its NANPA contract, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. Under its NPA contract, the Company earns a fixed price associated with administration of the pooling system. The Company recognizes revenue for this contract on a straight-line basis over the term of the contract. In the event the Company estimates losses on these fixed price contracts, the Company recognizes these losses in the period in which a loss becomes apparent.
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
     The Company generates revenue from its converged messaging services under contracts with global mobile operators that range from one to three years. These contracts consist of fees for set-up and implementation and include either user subscription fees based on the number of subscribers that use mobile instant messaging services, or license fees based on the number of subscribers that use mobile instant messaging services. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the remaining term of the contract following delivery of the set-up and implementation services. The Company recognizes user subscription fee revenue on a monthly basis over the term of the contract after completion of customer set-up and implementation. The Company recognizes license fee revenue on a straight-line basis over the term of the contract after completion of customer set-up and implementation.
     The Company generates revenue from connection fees and system enhancements under its contracts with NAPM. The Company recognizes connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee.
Enterprise Services
     The Company generates revenue from the management of internal and external DNS services. The Company’s revenue consists of customer set-up fees, monthly recurring fees and per-transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide DNS services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month, the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided.
     The Company generates revenue related to its Internet domain name registry services under contracts with terms generally between one and ten years. The Company recognizes revenue on a straight-line basis over the term of the related customer contracts.
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
Income Taxes
     The Company accounts for income taxes in accordance with the Income Taxes Topic of FASB ASC. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to ultimately be realized.
     Income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the projected annual effective income tax rate, the Company analyzed various factors, including the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.
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
Recent Accounting Pronouncements
     In September 2009, the FASB ratified Accounting Standard Update (ASU) 2009-13, Revenue Recognition Topic 605 — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier application permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
     In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs (quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of purchases, sales, issuance, and settlements of assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for for all interim and year-end financial statements issued after January 1, 2010, except for the disclosure on the activities for Level 3 fair value measurements, which is effective for all interim and year-end financial statements issued after January 1, 2011. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.
3. INVESTMENTS
Cash Reserve Fund
     In December 2007, the Company’s investment in a cash reserve fund, classified as an available-for-sale investment, was closed to new investments and subject to scheduled redemptions as determined by the cash reserve fund. Unrealized losses on the cash reserve fund represented an other-than-temporary impairment and were charged to earnings. During the year ended December 31, 2009, $11.3 million was redeemed from this cash reserve fund and the Company recognized gains from redemptions of $0.5 million. The Company’s investment in this fund was completely liquidated as of December 31, 2009.
Auction Rate Securities and Rights
     As of March 31, 2010, the Company held investments with an original par value of $37.1 million and an estimated fair value of $31.2 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and investors can either roll over their holdings or sell the ARS at par. As a result of negative conditions in the global credit markets, auctions for the $31.2 million investment in these securities have failed to settle and may continue to fail to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
these investments is successful, issuers redeem the securities or a buyer is found outside of the auction process.
     In November 2008, the Company accepted a settlement offer in the form of a rights offering (ARS Rights) from the investment firm that brokered the Company’s original purchases of the ARS, which provides the Company with rights to sell these securities at par value to the investment firm during a two year period beginning June 30, 2010. The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and classify the associated ARS as trading securities. The Company believes the changes in fair value of ARS will substantially offset changes in the fair value of the ARS Rights, subject to the continued expected performance by the investment firm of its obligations under the ARS Rights offering. The Company intends to exercise its rights to sell these securities to the investment firm on June 30, 2010. At December 31, 2009 and March 31, 2010, the estimated fair value of the ARS Rights of $6.9 million and $5.8 million, respectively, was classified as short-term investments in the Company’s consolidated balance sheets.
     During the three months ended March 31, 2009 and 2010, the Company recorded gains of $0.9 million and losses of $1.1 million, respectively, related to the change in estimated fair value of the ARS Rights.
     Under the terms of the ARS Rights, if the investment firm is successful in selling any ARS prior to June 30, 2010, the investment firm is obligated to pay the Company par value for the related ARS sold. During the three months ended March 31, 2009, the investment firm sold no ARS. During the three months ended March 31, 2010, the investment firm sold ARS with an original par value of $0.7 million; the Company received this amount in cash from the investment firm and recognized realized gains of $0.1 million.
4. FAIR VALUE MEASUREMENTS
     The Fair Value Measurements and Disclosure Topic of the FASB ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table sets forth the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, by level within the fair value hierarchy (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Auction rate securities — trading securities (short-term investments)	$—	$—	$30,718	$30,718
Auction rate securities rights (short-term investments)	$—	$—	$6,892	$6,892
Marketable securities (1)	$1,665	$—	$—	$1,665
Deferred compensation (2)	$1,682	$—	$—	$1,682

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Auction rate securities — trading securities (short-term investments)	$—	$—	$31,201	$31,201
Auction rate securities rights (short-term investments)	$—	$—	$5,820	$5,820
Marketable securities (1)	$2,894	$—	$—	$2,894
Deferred compensation (2)	$2,871	$—	$—	$2,871

(1)	NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction Rate	ARS
	Securities	Rights
Balance on December 31, 2009	$30,718	$6,892
Transfers in and/or (out) of Level 3	—	—
Total gains (losses) realized / unrealized included in earnings	1,133	(1,072)
Total unrealized gains included in accumulated other comprehensive loss	—	—
Purchases, sales, issuances and settlements, net	(650)	—

Balance on March 31, 2010	$31,201	$5,820

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
     As described in Note 3, in November 2008, the Company accepted a settlement offer in the form of a rights offering from an investment firm which provides the Company with the right to sell the ARS at par to the investment firm during a two year period beginning June 30, 2010. The valuation technique used to measure fair value of the ARS Rights is the discounted cash flow method, which involves judgment and assumptions surrounding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to settle its obligation in accordance with the ARS Rights offering.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     In the first quarter of 2010, the Company realigned its operations into the following operating segments: Carrier Services and Enterprise Services. This realignment changed the composition of the Company’s reporting units and resulted in the reassignment of goodwill to the reporting units affected. The goodwill attributable to the Company’s former NGM reporting unit has been assigned to a single reporting unit. The Company’s goodwill attributable to the former Clearinghouse reporting unit has been allocated among the Company’s current reporting units using a relative fair value approach.
     The Company determined the estimated fair value of its reporting units using both an income approach and market approach. To assist in the process of determining fair value, the Company performed an internal valuation analysis and considered other market information that is publicly available. The Company also obtained appraisals from external advisors. Significant assumptions used in the determination of fair value under the income approach included market penetration, anticipated growth rates, and risk-adjusted discount rates. Significant assumptions used in the determination of fair value under the market approach included the selection of comparable companies.
     The key assumptions the Company used to determine the fair value of its reporting units included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0% to 7.0%; (c) a discount rate of 13.5% to 18.0%, which was based upon each respective reporting unit’s weighted cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the income approach and market approach valuation techniques.
     The Company’s historical goodwill disclosures have been recast for comparative purposes to reflect its new operating segments. The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2010 is as follows (in thousands):

	Carrier Services	Enterprise Services	Total
Balance at December 31, 2009:
Goodwill	$202,055	$9,964	$212,019
Accumulated impairment losses	(93,602)	—	(93,602)

	$108,453	$9,964	$118,417

Balance at March 31, 2010:
Goodwill	$202,055	$9,964	$212,019
Accumulated impairment losses	(93,602)	—	(93,602)

	$108,453	$9,964	$118,417

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
Intangible Assets
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	March 31,	Period
	2009	2010	(in years)
Intangible assets:
Customer lists and relationships	$36,659	$36,659	5.6
Accumulated amortization	(29,483)	(30,544)

Customer lists and relationships, net	7,176	6,115

Acquired technology	17,744	17,744	3.3
Accumulated amortization	(16,131)	(16,265)

Acquired technology, net	1,613	1,479

Trade name	200	200	3.0
Accumulated amortization	(200)	(200)

Trade name, net	—	—

Intangible assets, net	$8,789	$7,594

     Amortization expense related to intangible assets for the three months ended March 31, 2009 and 2010 of approximately $2.3 million and $1.2 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2010, 2011, 2012 and 2013 is expected to be approximately $4.7 million, $2.4 million, $1.5 million and $0.2 million, respectively. Intangible assets as of March 31, 2010 will be fully amortized during the year ended December 31, 2013.
6. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2009 and March 31, 2010, but available borrowings were reduced by outstanding letters of credit of $9.0 million and $8.8 million, respectively.
     The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charge and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2009, and the three months ended March 31, 2010, the Company was in compliance with these covenants.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has three stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan), the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan), and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of March 31, 2010, 8,500,478 shares were available for grant or award under the 2009 Plan.
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
     The Company has granted and may in the future grant restricted stock to directors, employees and consultants. The board of directors or Compensation Committee of the board of directors determines the vesting of the restricted stock, with a maximum vesting period of ten years. Restricted stock issued generally vests in equal annual installments over a four-year term.
     Stock-based compensation expense recognized for the three months ended March 31, 2009 and 2010 was $3.7 million and $3.9 million, respectively. As of March 31, 2010, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $45.6 million, which the Company expects to recognize over a weighted average period of approximately 1.84 years. Total unrecognized compensation expense as of March 31, 2010 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs, and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended March 31, 2009 and 2010 was $5.85 and $8.07, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2009 and 2010, and a discussion of the Company’s assumptions:

	Three Months Ended
	March 31,
	2009	2010
Dividend yield	—%	—%
Expected volatility	44.28%	39.30%
Risk-free interest rate	1.46%	2.17%
Expected life of options (in years)	4.42	4.42
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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
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
     The following table summarizes the Company’s stock option activity:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(in millions)	(in years)
Outstanding at December 31, 2009	5,951,258	$19.37
Options granted	1,646,625	22.82
Options exercised	(180,911)	13.69
Options forfeited	(110,946)	23.74

Outstanding at March 31, 2010	7,306,026	$20.22	$46.0	5.08

Exercisable at March 31, 2010	3,395,618	$18.96	$29.4	3.69

     The aggregate intrinsic value of options exercised for the three months ended March 31, 2009 and 2010 was $3.5 million and $1.9 million, respectively.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2009	353,157	$22.64
Restricted stock granted	270,490	22.82
Restricted stock vested	(34,424)	24.11
Restricted stock forfeited	(4,435)	24.46

Outstanding at March 31, 2010	584,788	$22.62	$14.7

     The total aggregate intrinsic value of restricted stock vested during the three months ended March 31, 2010 was approximately $0.8 million. During the three months ended March 31, 2010, the Company repurchased 13,078 shares of common stock for an aggregate purchase price of $0.3 million, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Restricted Stock Units
     During the years ended 2008 and 2009, the Company granted 291,083, and 532,943 PVRSUs, respectively, to certain employees with an aggregate fair value of $7.6 million, and $8.3 million, respectively. During the three months ended March 31, 2010, the Company granted 265,230 PVRSU’s to certain employees with an aggregate fair value of $6.1 million. The vesting of these stock awards is contingent upon the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 0% of the performance target for its PVRSU’s granted during 2008 will be achieved, 135% of the performance target for PVRSUs granted during 2009 will be achieved, and 100% of the performance target for its PVRSUs granted during 2010 will be achieved. In the first quarter of 2010, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2008 from 50% of target to 0% of target. In addition, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2009 from 100% of target to 135% of target.
     The Company’s consolidated net income for the three months ended March 31, 2010 was $25.2 million and diluted earnings per share was $0.33 per share. If the Company had continued to use the previous estimate of achievement of 50% of the performance target for its PVRSUs granted during 2008, the as adjusted net income would have been approximately $24.2 million and the as adjusted diluted earnings per share would have been approximately $0.32 per share. If the Company had continued to use the previous estimate of achievement of 100% of the performance target for its PVRSUs granted during 2009, the as adjusted net income would have been approximately $25.7 million and the as adjusted diluted earnings per share would have been approximately $0.34 per share. If the Company had continued to use the previous estimates of achievement for both of its PVRSUs granted during 2008 and 2009, the as adjusted net income would have been approximately $24.7 million and the as adjusted diluted earnings per share would have been approximately $0.33 per share.
     The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.
     The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Non-vested December 31, 2009	839,786	$21.17
Granted	265,230	22.82
Vested	—	—
Forfeited	(173,515)	31.27

Non-vested March 31, 2010	931,501	$19.77	$23.5

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2009	163,111	$25.13
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2010	163,111	$25.13	$4.1

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
8. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2010
Computation of basic net income per common share:
Net income	$24,353	$25,202

Weighted average common shares and participating securities outstanding — basic	74,134	74,613

Basic net income per common share	$0.33	$0.34

Computation of diluted net income per common share:
Net income	$24,353	$25,202

Weighted average common shares and participating securities outstanding — basic	74,134	74,613
Effect of dilutive securities:
Stock-based awards	1,189	1,331

Weighted average common shares outstanding — diluted	75,323	75,944

Diluted net income per common share	$0.32	$0.33

     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The dilutive effect of common stock options to purchase an aggregate of 3,777,549 and 3,672,553 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended March 31, 2009 and 2010, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
9. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.
     The following table summarizes the components of total comprehensive income, net of taxes, during the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Net income	$24,353	$25,202
Unrealized loss / gain on investments	68	44
Accumulated translation adjustments	(590)	(14)

Total comprehensive income	$23,831	$25,232

     The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three months ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Tax (provision) benefit:
Unrealized loss / gain on investments	$(1)	$(28)
Accumulated translation adjustments	$622	$(7)
10. SEGMENT INFORMATION
     In the first quarter of 2010, the Company realigned its operating structure and internal financial reporting by customer type: Carrier Services and Enterprise Services, reflective of how the CODM allocates resources and assesses performance. The Company’s operating segments are the same as its reportable segments.
     The Company’s Carrier Services operating segment provides the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their customer’s infrastructure. The Company enables its carrier customers to use, exchange and share critical resources, such as telephone numbers, facilitates order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of emerging IP communications.
     The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of these directories that maintain addresses to direct, prioritize and manage Internet traffic, and find and resolve Internet queries and top-level domains on behalf of its enterprise customers. The Company serves as the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. Additionally, the Company provides directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.
     The Company reports segment information based on the “management” approach which relies on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM reviews revenues and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from segment contribution.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
     The Company’s historical segment disclosures have been recast for comparative purpose to reflect its new reportable segments. Information for the three months ended March 31, 2009 and 2010 regarding the Company’s reportable segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Revenue:
Carrier Services	$88,043	$99,788
Enterprise Services	25,145	29,203

Total revenue	$113,188	$128,991

Segment contribution:
Carrier Services	$73,362	$86,069
Enterprise Services	9,184	12,788

Total segment contribution	82,546	98,857
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	16,249	18,860
Sales and marketing	3,747	4,604
Research and development	2,874	3,523
General and administrative	11,652	17,373
Depreciation and amortization	9,245	10,143
Restructuring charges	—	2,349

Consolidated income from operations	$38,779	$42,005

     Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.
Enterprise-Wide Disclosures
     Geographic area revenues and service area revenues from external customers for the three months ended March 31, 2009 and 2010, and geographic area long-lived assets as of December 31, 2009 and March 31, 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Revenues by geographical areas:
North America	$104,149	$120,480
Europe, Middle East and Africa	6,921	5,157
Other regions	2,118	3,354

Total revenues	$113,188	$128,991

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

	Three Months Ended
	March 31,
	2009	2010
Revenues by service offerings:
Numbering Services	$78,469	$90,701
Order Management Services	4,964	4,521
IP Services	4,610	4,566
Internet Infrastructure Services	11,845	15,448
Registry Services	13,300	13,755

Total revenues	$113,188	$128,991

	December 31,	March 31,
	2009	2010
Long-lived assets, net
North America	$77,785	$77,562
Europe, Middle East and Africa	4,350	3,716
Other regions	535	472

Total long-lived assets, net	$82,670	$81,750

11. RESTRUCTURING CHARGES
     At December 31, 2009 and March 31, 2010, the total accrued liabilities associated with the Company’s restructuring and other related charges were $3.6 million and $2.9 million, respectively. The accrued restructuring liability is attributable to the following: a 2001 restructuring plan related to reductions in certain leased facilities, reduction in headcount and closure of certain facilities used in the Company’s former NGM operating segment, and the relocation of certain operations and support functions to Louisville, Kentucky.
     At December 31, 2009 and March 31, 2010, the total accrued liability associated with a 2001 restructuring plan related to reduction in leased facilities was $1.3 million and $1.2 million, respectively. The Company paid approximately $0.1 million and $0.1 million, net of sublease payments, in each of the three months ended March 31, 2009 and 2010, respectively. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.
     In October 2009, the Company adopted a plan to relocate certain operations and support functions to Louisville, Kentucky. The Company estimates it will incur approximately $3.0 million to $3.5 million of employee severance and related costs through the second quarter of 2010 under this plan. At March 31, 2010, total restructuring charges recorded under this plan since inception were $2.2 million, of which $1.2 million was recorded in the three months ended March 31, 2010. The Company paid approximately $0.7 million of severance and severance related costs in the three months ended March 31, 2010. The accrued restructuring liability relating to this plan was $0.2 million and $0.7 million at December 31, 2009 and March 31, 2010, respectively.
     During the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s former NGM operating segment, currently part of the Carrier Services segment, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved the reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In August 2009, the Company announced the extension of the restructuring plan to include further headcount reductions and closure of certain facilities. The Company anticipates that the restructuring plan will be completed by the end of the second quarter of 2010. Total restructuring charges recorded under this plan since inception was $7.2 million of severance and related costs and $0.7 million of lease and facility exit costs. The Company expects to incur additional pre-tax cash restructuring charges of approximately $1.3 million to $1.8 million, in addition to the restructuring charges recorded from inception to March 31, 2010. The Company estimates that these additional costs will consist of employee severance and related costs of approximately $0.5 million to $1.0 million, and lease and facility exit costs of approximately $0.8 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
     The activity and balance of the restructuring liability related to the Company’s former NGM operating segment for the three months ended March 31, 2010 are as follows (in thousands):

	Severance	Lease and
	and Related	Facilities Exit
	Costs	Costs	Total
Balance at December 31, 2009	$1,629	$463	$2,092
Additional restructuring cost	1,232	—	1,232
Adjustments	(82)	(36)	(118)
Cash payments	(2,100)	(80)	(2,180)

Balance at March 31, 2010	$679	$347	$1,026

     Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2012.
12. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2010
Interest and other expense:
Interest expense	$350	$543
Loss on asset disposals	203	40
Loss on ARS Rights	—	1,072
Foreign currency transaction loss	261	93
ARS trading losses	410	—

Total	$1,224	$1,748

Interest and other income:
Interest income	$389	$257
ARS trading gains	886	1,133
Gain on indemnification claims	1,180	—
Other income	4	—

Total	$2,459	$1,390

     During the three months ended March 31, 2009, the Company received $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006.
13. INCOME TAXES
     As of December 31, 2009 and March 31, 2010, the Company had unrecognized tax benefits of $1.1 million and $1.1 million, respectively, of which $1.1 million and $1.1 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate increased to 39.5% for the three months ended March 31, 2010 from 39.1% for the three months ended March 31, 2009 due primarily to a decrease in income from operations in Israel, where such income is taxed at a rate lower than the U.S. federal rate.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $27,000 and $11,000 for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009 and March 31, 2010, the Company had established reserves of approximately $60,000 and $71,000, respectively, for accrued potential

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (IRS) has completed an examination of the Company’s federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $18,000 over the next twelve months due to the expiration of certain statutes of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that we believe to be reasonable but are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and in subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
     In the first quarter of 2010, we realigned our operating structure and internal financial reporting by customer type, reflecting our strategic focus to serve our customers in a more efficient manner. This customer-oriented approach to how we organize our business has resulted in two operating segments: Carrier Services and Enterprise Services. Customers of the Carrier Services segment are comprised primarily of communications service providers, or carriers, and customers of the Enterprise Services segment are comprised primarily of non-carrier, commercial businesses, or enterprises. This change is a natural evolution of our business as we have integrated our acquisitions to maximize the benefit of our global service offerings while leveraging our common infrastructure. We anticipate that this new structure will provide us with a greater ability to create a solutions approach for our customers with value propositions focused on emerging Internet Protocol-based solutions, rather than simply targeting individual services. In addition, this approach will enable greater efficiencies in our direct and indirect distribution channels. This realignment will also increase our ability to attract strategic partners and resellers, allowing us to expand our geographic footprint and customer penetration.
     Our consolidated revenue for the first quarter of 2010 increased by 14% as compared to the first quarter of 2009. This increase was primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, which include wireline and wireless portability, implementation of the allocation of pooled blocks of telephone numbers and network management services, or collectively, the NPAC Services. We recognized $80.5 million of revenue under our contracts to provide NPAC Services in the first quarter of 2010, a $9.3 million increase, or 13%, from the corresponding period in 2009.
     Further, we continued to see an increase in Internet traffic and greater demand from existing and new customers for our expanded domain name system, or DNS, services. We recognized $15.4 million of revenue from our Internet Infrastructure Services in the first quarter of 2010, a 30% increase over the corresponding period in 2009.
     We continued to invest in new, early-stage growth opportunities that will utilize our core competencies, including creating multi-industry IP-based ecosystems. In January 2010, we were selected by the Digital Entertainment Content Ecosystem (DECE) LLC, an industry consortium consisting of leading entertainment, consumer electronics and technology companies and retailers, to provide a solution that will enable consumers to access their digital entertainment content. We are also working on other new initiatives related to mobile IP solutions. Our investment in these new and innovative technologies will provide consumers secure and trusted access to their calls, data, content and other information on a wide variety of communication devices across the world.
     In addition to growing demand for our services and investing in growth areas, we continue to focus on profitability and cash generation. In the three months ended March 31, 2010, our cash flow provided by operating activities was $21.9 million, resulting in a total cash, cash equivalents and short-term investment balance of $354.9 million as of March 31, 2010.
Our Company
     The advent of local number portability, or LNP, the Internet and telecommunications mobility has made the routing of worldwide communications significantly more complex and challenging. We simplify this complexity and solve these challenges for our customers by providing essential technology and directory services that enable trusted communication across networks, applications, and businesses around the world. We serve two types of customers: carriers and enterprises. As a result, we have aligned our service offerings to the way we sell to a common customer base. We have a shared operations group that spans across our organization to support our global infrastructure. Our global infrastructure has been designed to provide services that are:
•	Reliable. Our services depend on complex technology that is configured to deliver high reliability consistent with stringent industry and customer standards. We have made a commitment to our customers to deliver high quality services meeting numerous measured service level requirements, such as system availability, response times for help desk inquiries and billing accuracy.
•	Scalable. The modular design of our infrastructure enables capacity expansion without service interruption or quality of service degradation, and with incremental investment that provides significant economies of scale.
•	Neutral. We provide our services in a competitively neutral way to ensure that no customer is favored over any other. Our databases and capabilities provide competing entities with fair, equal and secure access to essential shared resources. Moreover, it is our commitment to not compete with our customers.
•	Trusted. The data we collect is important and proprietary. Accordingly, we have implemented appropriate procedures and systems to protect the privacy and security of customer data, restrict access to the system and generally protect the integrity of our databases. Our performance with respect to neutrality, privacy and security is independently audited on a regular basis.
     In addition to providing the authoritative solution that the communications industry relies upon for local number portability, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide critical technology and directory services that our carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements.
Carrier Services
     Changes in the structure of the communications industry over the past two decades have presented increasingly complex technical and operating challenges for our carrier customers. Whereas the Bell Operating System once dominated the U.S. telecommunications industry, there are now thousands of carriers with disparate networks. Also, networks have spanned the globe and are now connecting to each other all over the world. Today, while carriers compete with one another in the telephony and Internet Protocol, or IP, areas, they must also cooperate and interconnect their networks to carry each other’s traffic to route communications, unlike in the past when a small number of incumbent wireline carriers used established, bilateral relationships. In addition, carriers are delivering a broad set of new services using a diverse array of technologies. These services, which include voice, data and video, are used in combinations that are far more complex than the historically uniform voice services of traditional carriers.
     These changes in the communications industry and resulting technological complexities have strained the carriers’ networks and infrastructure. The in-house network management and back-office systems of traditional carriers were not designed to capture all of the information necessary to provision, authorize, route and bill these new services. In particular, it has become significantly more difficult for these carrier customers to identify and authenticate the appropriate destination for a given communication across multiple networks and unique addresses, such as wireline, wireless and Voice over Internet Protocol (VoIP) phone numbers.
     Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage this complexity and ensure the seamless connection of our carrier customers’ numerous networks, while enhancing the capabilities and performance of their infrastructure. We enable our carrier customers to use, exchange and share critical resources, such as telephone numbers, facilitate order management and work flow processing among carriers, and allow operators to direct, prioritize and optimize the addressing and routing of emerging IP communications, particularly as they migrate to the mobile environment.
     We provide a range of services to our carrier customers, including:
•	Numbering Services. We operate and maintain authoritative databases for telephone number resources utilized by our carrier customers and manage the telephone number lifecycle. Our unique set of databases enables our carrier customers to obtain data to successfully route telephone calls in the United States and Canada. The numbering services we provide to our carrier customers using these databases include NPAC Services, NPAC Services in Canada and LNP services in Taiwan and Brazil, or international LNP solutions, and number inventory and allocation management. Additionally, we enable carriers to more efficiently manage their networks by centrally processing essential changes they use to route communications.
•	Order Management Services. Our Order Management Services permit our carrier customers, through a single interface, to exchange essential operating data with multiple carriers in order to provision services.

•	IP Services. We provide scalable IP services to carriers that allow them to manage access for the routing of IP communications, such as multimedia messaging service, or MMS, traffic, Instant Messaging, or IM, traffic, and presence. Our solutions solve the complexity of mapping a phone number to an IP address for accurate and reliable routing to a carrier’s network. We also enable direct network-to-network peering between carriers for voice, video and content services.
Enterprise Services
     Our Enterprise Services segment provides services to our enterprise customers to meet their directory and domain name system-related needs. We provide innovative DNS solutions for non-carrier, commercial businesses, and serve as the authoritative provider of essential registry services. We manage a directory of similar resources, or addresses, where customers have reliable, fair and secure access and connectivity to their data. We maintain a collection of these essential directories that maintain addresses to help find and resolve Internet queries and top-level domains on behalf of our enterprise customers. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes which is part of the short messaging service relied upon by the U.S. wireless industry.
     The range of services we offer to our enterprise customers includes:
•	Internet Infrastructure Services. We provide a suite of DNS services to our enterprise customers built on a global directory platform. These services play a key role in directing and managing Internet traffic flow, resolving Internet queries, providing security protection against Internet breaches called Distributed Denial of Service, or DDoS, attacks, and monitoring, testing and measuring the performance of websites and networks.
•	Registry Services. We operate the authoritative registries of Internet domain names for the .biz, .us, .tel and .travel top-level domains. We also provide international registry gateways for China’s .cn and Taiwan’s .tw country-code top-level domains. All Internet communications routing to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We also operate the authoritative Common Short Codes registry on behalf of the US wireless industry.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this report and our subsequent periodic and current reports, for certain matters that may bear on our results of operations.
     The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Goodwill
     In the first quarter of 2010, we realigned our operating structure and internal financial reporting by customer type, reflective of how our CODM allocates resources and assesses performance. This realignment changed our operating segments and the underlying reporting units.

     As a result of this realignment, we reassigned our goodwill to each of our reporting units. The goodwill attributable to our former NGM reporting unit has been assigned to a single reporting unit. Our goodwill attributable to the former Clearinghouse reporting unit has been allocated among each of our reporting units using a relative fair value approach.
     We have determined the estimated fair value of our reporting units using both an income approach and market approach. To assist in the process of determining fair value, we performed internal valuation analyses and considered other market information that is publicly available. We also obtained appraisals from external advisors. Significant assumptions used in the determination of fair value under the income approach included market penetration, anticipated growth rates, and risk-adjusted discount rates. Significant assumptions used in the determination of fair value under the market approach included the selection of comparable companies.
     The key assumptions we used to determine the fair value of our reporting units included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0% to 7.0%; (c) a discount rate of 13.5% to 18.0%, which was based upon each respective reporting unit’s weighted cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the income approach and market approach valuation techniques.
Revenue Recognition
     We provide NPAC Services pursuant to seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts was determined by an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, is set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain IP fields and functionality. Moreover, these contracts provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of any volume credits is done annually at the end of the year and such credits are applied to the following year’s invoices. We determine the fixed and determinable fee under these contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2009, we concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of additional credits. For 2010, the fixed and determinable fee equals $322.1 million, which represents the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits.
Restructuring
     At March 31, 2010, the accrued liability associated with our restructuring and other related charges was $2.9 million. As part of our restructuring costs, we record a liability for the estimated cost of the net lease expense for facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of March 31, 2010, our accrued restructuring liability related to our net lease expense and other related charges was $1.5 million. These lease payments will be made over the remaining lives of our leases, which range from three months to four years. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
Investments
     We have approximately $37.1 million par value in investments related to auction rate securities, or ARS, all of which are classified as current as of March 31, 2010. In November 2008, we accepted a settlement offer in the form of a rights offering, or ARS Rights, from the investment firm that brokered the original purchases of the ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010. As of March 31, 2010, the ARS and ARS Rights are recorded at fair value of $37.0 million in our financial statements. Changes in the fair value of the ARS and the ARS Rights are recognized as gains or losses in our current period earnings until settlement under the rights offering.
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
Stock-Based Compensation
     We recognize share-based compensation expense in accordance with the Compensation — Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant which may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 7 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of March 31, 2010, total unrecognized compensation expense was $45.6 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.84 years.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. As of March 31, 2010, we estimate achievement of 0%, 135%, and 100% of the performance targets related to our performance vested restricted stock units granted during 2008, 2009 and 2010, respectively.
     Changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements. In the first quarter of 2010, we revised our estimate of the achievement of the performance target related to the PVRSUs granted during 2008 from 50% of target to 0% of target. In addition, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2009 from 100% of target to 135% of target.
     Our consolidated net income for the three months ended March 31, 2010 was $25.2 million and diluted earnings per share was $0.33 per share. If we had continued to use the previous estimate of achievement of 50% of the performance target for our PVRSUs granted during 2008, the as adjusted net income would have been approximately $24.2 million and the as adjusted diluted earnings per share would have been approximately $0.32 per share. If we had continued to use the previous estimate of achievement of 100% of the performance target for our PVRSUs granted during 2009, the as adjusted net income would have been approximately $25.7 million and the as adjusted diluted earnings per share would have been approximately $0.34 per share. If we had continued to use the previous estimates of achievement for both of our PVRSUs granted during 2008 and 2009, the as adjusted net income would have been approximately $24.7 million and the as adjusted diluted earnings per share would have been approximately $0.33 per share.

Consolidated Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010
     The following table presents an overview of our results of operations for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% change
	(unaudited)
	(In thousands, except per share data)
Revenue:
Carrier Services	$88,043	$99,788	$11,745	13.3%
Enterprise Services	25,145	29,203	4,058	16.1%

Total revenue	113,188	128,991	15,803	14.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	27,843	29,113	1,270	4.6%
Sales and marketing	19,507	22,854	3,347	17.2%
Research and development	4,313	4,078	(235)	(5.4)%
General and administrative	13,501	18,449	4,948	36.6%
Depreciation and amortization	9,245	10,143	898	9.7%
Restructuring charges	—	2,349	2,349	100.0%

	74,409	86,986	12,577	16.9%

Income from operations	38,779	42,005	3,226	8.3%
Other (expense) income:
Interest and other expense	(1,224)	(1,748)	(524)	42.8%
Interest and other income	2,459	1,390	(1,069)	(43.5)%

Income before income taxes	40,014	41,647	1,633	4.1%
Provision for income taxes	15,661	16,445	784	5.0%

Net income	$24,353	$25,202	$849	3.5%

Net income per common share:
Basic	$0.33	$0.34

Diluted	$0.32	$0.33

Weighted average common shares outstanding:
Basic	74,134	74,613

Diluted	75,323	75,944

Revenue
     Total revenue. Total revenue increased $15.8 million due to an $11.7 million increase in revenue from our Carrier Services operating segment and a $4.1 million increase in revenue from our Enterprise Services operating segment.
     Carrier Services. Revenue from our Carrier Services operating segment increased $11.7 million primarily due to an increase of $9.3 million in revenue from our contracts to provide NPAC Services. This $9.3 million increase resulted from an established increase in the fixed fee under our contracts to provide NPAC Services. In addition, revenue increased $1.6 million due to system enhancements for functionality improvements requested by our customers to enable enhanced utilization of our NPAC Services. Also contributing to this increase was a $0.9 million increase in revenue from our international LNP solutions and a $0.4 million increase in revenue from our NPAC Services in Canada. These revenue increases were partially offset by a decrease of $0.4 million from our Order Management Services.
     Enterprise Services. Revenue from our Enterprise Services operating segment increased $4.1 million primarily due to an increase of $3.6 million in revenue from our Internet Infrastructure Services. This was primarily driven by increased demand from existing and new customers for our expanded DNS service offering, including monitoring and external DNS. In addition, Registry Services revenue increased $0.5 million due to an increase in the number of domain names under management and common short codes under management.
Expense
     Cost of revenue. Cost of revenue increased $1.3 million primarily due to an increase of $1.1 million in outsourced fees to support our expanded service offerings, including new directory services, and system enhancements for functionality improvements requested by our customers. Also contributing to this increase in cost of revenue was a $0.5 million increase in general facility costs to support business growth and ongoing operations. These increases were partially offset by a reduction of $0.6 million in personnel and personnel-related expense due to reduced run rates in certain of our businesses.
     Sales and marketing. Sales and marketing expense increased $3.3 million primarily due to an increase of $2.3 million in personnel and personnel-related expense reflecting our expanded sales and marketing teams as well as increased customer and industry events during the quarter. In addition, professional fees increased $1.1 million related to branding, product launches and expanded DNS offerings.
     Research and development. Research and development expense decreased $0.2 million due to a $0.8 million decrease in personnel and personnel-related expense, partially offset by an increase of $0.6 million in contractor costs. The decrease in personnel and personnel-related expense was a result of headcount reductions in connection with certain restructuring activities, while the increase in contractor costs was related to the development of new directory services.
     General and administrative. General and administrative expense increased $4.9 million, primarily due to costs incurred to support business growth and costs incurred in preparation for new business opportunities and corporate initiatives. In particular, contractor costs and professional fees increased $3.7 million, including legal, finance and operations. In addition, personnel and personnel-related expense increased $2.0 million, partially offset by a decrease of $0.7 million in stock-based compensation due to our 2008 PVRSUs.
     Depreciation and amortization. Depreciation and amortization expense increased $0.9 million primarily due to an increase of $2.0 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $1.1 million in amortization of intangible assets related to acquisitions.
     Restructuring charges. Restructuring charges increased $2.3 million due to severance and severance related expense of $1.2 million attributable to our plan initiated in the fourth quarter of 2009 to relocate certain operations and support functions to Louisville, Kentucky. In addition, we recorded $1.1 million in severance and severance-related expense in the first quarter of 2010 attributable to our restructuring plan to reduce headcount and close certain facilities specific to our former NGM operating segment. There was no corresponding expense for the quarter ended March 31, 2009.
     Interest and other expense. Interest and other expense increased $0.5 million due to a $0.7 million net increase in trading losses recorded for our ARS and ARS Rights.

     Interest and other income. Interest and other income decreased $1.1 million primarily due to the receipt in the first quarter of 2009 of $1.2 million in payment of indemnification claims made in connection with our 2006 acquisition of Followap, Inc. There were no corresponding payments received in the first quarter of 2010.
     Provision for income taxes. Our estimated annual effective tax rate increased to 39.5% for the three months ended March 31, 2010 from 39.1% for the three months ended March 31, 2009 due primarily to a decrease in income from operations in Israel, where such income is taxed at a rate lower than the U.S. federal rate.
Summary of Operating Segments
     The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to consolidated net income from operations for the three months ended March 31, 2009 and 2010 (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
Revenue:
Carrier Services	$88,043	$99,788	$11,745	13.3%
Enterprise Services	25,145	29,203	4,058	16.1%

Total revenue	$113,188	$128,991	$15,803	14.0%

Segment contribution:
Carrier Services	$73,362	$86,069	$12,707	17.3%
Enterprise Services	9,184	12,788	3,604	39.2%

Total segment contribution	82,546	98,857	16,311	19.8%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	16,249	18,860	2,611	16.1%
Sales and marketing	3,747	4,604	857	22.9%
Research and development	2,874	3,523	649	22.6%
General and administrative	11,652	17,373	5,721	49.1%
Depreciation and amortization	9,245	10,143	898	9.7%
Restructuring charges	—	2,349	2,349	100.0%

Consolidated income from operations	$38,779	$42,005	$3,226	8.3%

     Segment contribution is determined based on internal performance measures used by the chief operating decision maker, or CODM, to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from segment contribution.
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
     Total cash, cash equivalents and short-term investments were $354.9 million at March 31, 2010, an increase from $342.2 million at December 31, 2009. Of the $354.9 million included in total cash, cash equivalents and short-term investments, $31.2 million is invested in ARS that may be settled at par value beginning June 30, 2010, and $5.8 million is related to our ARS rights.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. As of and for the three months ended March 31, 2010, we were in compliance with these covenants.

As of March 31, 2010, we had no borrowings under the credit facility and we utilized $8.8 million of the availability under the facility for outstanding letters of credit.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
Cash flows from operations
     Net cash provided by operating activities for the three months ended March 31, 2010 was $21.9 million, as compared to $47.4 million for the three months ended March 31, 2009. This $25.5 million decrease in net cash provided by operating activities was principally the result of a decrease in accounts payable and accrued expenses of $16.7 million and an increase in accounts receivable of $10.2 million.
Cash flows from investing
     Net cash used in investing activities for the three months ended March 31, 2010 was $6.5 million, as compared to net cash provided by investing activities of $1.7 million for the three months ended March 31, 2009. This $8.2 million increase in net cash used in investing activities was principally due to an increase of $5.8 million in purchases of property and equipment and a $2.5 million decrease in cash provided by short-term investment sales.
Cash flows from financing
     Net cash used in financing activities was $2.1 million for the three months ended March 31, 2010, as compared to net cash used in financing activities of $1.4 million for the three months ended March 31, 2009. The $0.7 million increase in net cash used in financing activities was principally the result of an increase of $1.2 million in principal repayments on capital lease obligations, a $0.2 million increase in the repurchase of restricted stock awards, and a $0.2 million increase in principal repayments on notes payable. The increase in net cash used in financing activities was partially offset by an increase of $1.1 million in proceeds from the exercise of stock options.
Recent Accounting Pronouncements
     See Note 2 to our Consolidated Financial Statements in Item 1 of Part 1 of this report for a discussion of the effects of recent accounting pronouncements.
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our exposure to market risk has not changed materially since December 31, 2009.
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

     As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. Actual results could differ materially from those projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of the risk factors discussed below and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission. These risks and other factors include those listed under “Risk Factors” in Part II, Item 1A of this report and elsewhere in this report and include:
•	failures or interruptions of our systems and services;
•	security or privacy breaches;
•	loss of, or damage to, a data center;
•	termination, modification or non-renewal of our contracts to provide telephone number portability and other clearinghouse services;
•	adverse changes in statutes or regulations affecting the communications industry;
•	our failure to adapt to rapid technological change in the communications industry;
•	competition from our customers’ in-house systems or from other providers of addressing, interoperability or infrastructure services;
•	our failure to achieve or sustain market acceptance at desired pricing levels;
•	a decline in the volume of transactions we handle;
•	inability to manage our growth;
•	economic, political, regulatory and other risks associated with our potential further expansion into international markets;
•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and
•	loss of members of senior management, or inability to recruit and retain skilled employees.
Risks Related to Our Business
The loss of, or damage to, a data center or any other failure or interruption to our network infrastructure could materially harm our revenue and impair our ability to conduct our operations.
     Because virtually all of the services we provide require carriers to query a copy of our continuously updated databases and directories to obtain necessary routing and other essential operational data, the integrity of our data centers, including network elements managed by third-parties throughout the world, and the systems through which we deliver our services are essential to our business. Notably, our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable carriers to ensure that telephone calls are routed to the appropriate destinations.
     Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:
•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third-parties;
•	failure of, or defects in, the third-party systems, software or equipment on which we or our customers rely to access our data centers and other systems;
•	errors in the processing of data by our system;
•	computer viruses or software defects;
•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, attacks, intentional acts of vandalism and similar events;
•	increased capacity demands or changes in systems requirements of our customers;
•	power loss, natural disasters, or telecommunications failures; or
•	errors by our employees or third-party service providers.

     We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data if one of the foregoing events occurs. Further, increases in the scope of services that we provide increase the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers from which we may provide services. Moreover, as we add customers, expand our service offerings and increase our visibility in the market, the likelihood that we will become a target of physical or electronic break-ins, sabotage, DDoS attacks, intentional acts of vandalism and similar events increases. If we cannot adequately protect the ability of our data centers and related systems to perform consistently at a high level and without interruptions, or otherwise fail to meet our customers’ expectations:
•	our reputation may be damaged, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market our services;
•	we may be subject to significant penalties or damages claims, under our contracts or otherwise, including the requirement to pay substantial penalties related to service level requirements in our contracts;
•	we may be required to make significant expenditures to repair or replace equipment, third-party systems or, in some cases, an entire data center, or to establish new data centers and systems from which we may provide services;
•	our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform;
•	our customers may postpone or cancel subsequently scheduled work or reduce their use of our services; or
•	one or more of our significant contracts may be terminated early, or may not be renewed.
Any of these consequences would adversely affect our revenue, performance and business prospects.
Security breaches could result in significant liabilities, interruptions of service or reduced quality of service, which could increase our costs or result in a reduction in the use of our services by our customers.
     Our systems may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify sensitive information that is stored or transmitted on our networks and that we are required by our contracts and Federal Communications, or FCC, rules to keep confidential. Such a security or privacy breach could subject us to significant penalties as well as claims for damages under our contracts. Further, a security or privacy breach could result in an interruption of service or reduced quality of service, and we may be required to make significant expenditures in connection with corrective efforts we are required to perform. In addition, a security or privacy breach may harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.
Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us, and we may be unable to renew these contracts at the end of their term.
     Our seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all carriers in the United States, to provide NPAC Services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 6% and 13% of our total revenue in 2009, represented in the aggregate approximately 64% of our total revenue in 2009. NAPM could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, these contracts have finite terms and are currently scheduled to expire in June 2015. Furthermore, any of these contracts could be terminated in advance of its scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven.
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
     In addition to our contracts with NAPM, we rely on other contracts to provide other services that we offer, including the contracts that appoint us to serve as the:
•	North American Numbering Plan Administrator, under which we maintain the authoritative database of telephone numbering resources in North America;
•	National Pooling Administrator, under which we perform the administrative functions associated with the administration and management of telephone number inventory and allocation of pooled blocks of unassigned telephone numbers;
•	provider of NPAC Services in Canada;
•	operator of the .us registry;
•	operator of the .biz registry; and
•	operator of the registry of U.S. Common Short Codes.
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
     Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our services, and by developing new features, services and applications to meet changing customer needs. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenue from these services. We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way, particularly in the early stages of launching a new service. Further, we may experience delays in the development of one or more features of our solutions, which could materially reduce the potential benefits to us for providing these services. In addition, there can be no assurance that our solutions will be adopted by potential customers, or that we will be able to reach acceptable contract terms with customers to provide these services. Our failure to adapt to meet market demand in a cost-effective manner could adversely affect our ability to compete and retain customers or market share.
Our customers face implementation and support challenges in introducing IP-based services, which may slow their rate of adoption or implementation of our solutions.
     Historically, carriers have been relatively slow to implement new, complex services such as instant messaging and other IP-based communications. For example, during 2008 and 2009, we witnessed slower than anticipated deployment of our converged messaging solutions by our carrier customers. We have limited or no control over, and cannot accurately predict, the pace at which carriers implement these new

IP-based services. Moreover, the launch of new IP-based services by carriers requires significant expenditures by our customers to market and drive adoption by end users. We do not control the decision over whether such expenditures will occur or the timing of such expenditures. In turn, even if carriers attempt to drive adoption of new IP-based services, our future revenue and profits will also depend, in part, on the wide adoption of such services by end users. For instance, we may be required to expend substantial resources to support the efforts of our customers to market and drive the adoption of our converged messaging services by end users. The failure of, or delay by, carriers to introduce and support IP-based services utilizing our solutions in a timely and effective manner, or the failure by end users to adopt such services, could have a material adverse effect on our business and operating results.
The market for certain of our carrier and enterprise services is competitive, which could result in fewer customer orders, reduced revenue or margins or loss of market share.
     Our services frequently compete against the in-house systems of our customers. In addition, although we are not a carrier, we compete in some areas against carriers, communications software companies and system integrators that provide systems and services used by carriers to manage their networks and internal operations in connection with telephone number portability, instant messaging and other communications transactions. We face competition from large, well-funded providers of carrier and enterprise services. Moreover, we are aware of other companies that are focusing significant resources on developing and marketing services that will compete with us. We anticipate continued growth of competition. Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, many of our current and potential competitors have greater name recognition that they can use to their advantage. Increased competition could result in fewer customer orders, reduced revenue, reduced margins or loss of market share, any of which would harm our business.
If we are unable to protect our intellectual property rights adequately, the value of our services and solutions could be diminished.
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
     As we expand our business and introduce new services and solutions, there may be an increased risk of infringement and other intellectual property claims by third-parties. From time to time, we and our customers may receive claims alleging infringement of intellectual property rights, or may become aware of certain third-party patents that may relate to our services and solutions. For example, our converged messaging solutions are designed to conform to Open Mobile Alliance, or OMA, specifications and those of other standards bodies. To the extent that any individual or organization that has contributed intellectual property to OMA or other standards bodies claims that it has retained its rights relating to such intellectual property, we may be subject to claims of infringement by such individuals or organizations, some of which have greater financial resources and larger intellectual property portfolios than our own.

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
     Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:
•	competitors offering our customers services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of interoperability services might offer its services at lower rates than we do, a competing domain name registry provider may reduce its prices for domain name registration or an Internet service provider or a competitor may offer mobile instant messaging solutions at reduced prices or at no cost to the customer;
•	customers with a significant volume of transactions may have enhanced leverage in pricing negotiations with us; and
•	if our prices are too high, potential customers may find it economically advantageous to handle certain functions internally instead of using our services.
     We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenue from enhanced services or by reducing our costs.
A significant decline in the volume of transactions we handle could have a material adverse effect on our results of operations.
     Under our contracts with NAPM, we earn revenue for NPAC Services on an annual, fixed-fee basis. However, in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices. In addition, under our contract with the Canadian LNP Consortium Inc., we earn revenue on a per transaction basis. As a result, if industry participants in the United States reduce their usage of our services in a particular year to levels below the established volume range for that year or if industry participants in Canada reduce their usage of our services from their current levels, our revenue and results of operations may suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining carriers decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer churn among carriers in the industry stabilizes or declines, or if carriers do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If carriers develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our existing services or for the ancillary directory services that we expect to offer, which would harm our future revenue and growth prospects.
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
We may be unable to complete acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.
     We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.
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
     Our converged messaging solutions predominantly target international markets. In addition, we are pursuing, and we intend to pursue in the future, other international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:
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
     We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the services and solutions that we provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels with Internet service providers and other third-parties. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.
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
     As of December 31, 2009, we had investments in auction rate securities, or ARS, with an aggregate par value totaling approximately $37.7 million, all of which are classified as current. Our ARS are floating rate securities with long-term maturities, certain of which have underlying assets that are guaranteed by third-parties, and all of which were marketed by financial institutions with auction reset dates primarily at 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has decreased the short-term liquidity of these securities and caused the interest rates earned on these securities to increase. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. We can make no assurance that we would be able to sell our ARS in a secondary market at a favorable price or otherwise. We have the right to require the issuer of our ARS to repurchase the ARS at par value beginning on June 30, 2010. If the credit rating of either the issuer of the ARS or the third-party insurers of the underlying investments deteriorates, we may be required to further adjust the carrying value of the ARS through a loss in current period earnings.
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
•	if one of our stockholders experiences a change in status or other event that results in the stockholder violating this restriction, or if any transfer of our stock occurs that, if effective, would violate the 5% restriction, we may elect to purchase the excess shares (i.e., the shares that cause the violation of the restriction) or require that the excess shares be sold to a third-party whose ownership will not violate the restriction;
•	pending a required divestiture of these excess shares, the holder whose beneficial ownership violates the 5% restriction may not vote the shares in excess of the 5% threshold; and
•	if our board of directors, or its permitted designee, determines that a transfer, attempted transfer or other event violating this restriction has taken place, we must take whatever action we deem advisable to prevent or refuse to give effect to the transfer, including refusal to register the transfer, disregard of any vote of the shares by the prohibited owner, or the institution of proceedings to enjoin the transfer.
     Our board of directors has the authority to make determinations as to whether any particular holder of our capital stock is a telecommunications service provider or an affiliate of a telecommunications service provider. Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation. In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider or an affiliate of a telecommunications service provider. If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner — meaning, among other things, that we may elect to purchase the excess shares or require that the excess shares be sold to a third-party whose ownership will not violate the restriction. We may request additional information from our stockholders to ensure compliance with this restriction. Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2010:

				Maximum Number
				(or Approximate
	Total		Total Number of	Dollar Value) of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs	Programs
January 1 through January 31, 2010	3,079	$23.50	—	$—
February 1 through February 28, 2010	8,678	22.61	—	—
March 1 through March 31, 2010	1,321	24.52	—	—

Total	13,078	$23.01	—	$—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.
Item 3. Defaults upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.3.1	Amendments to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.1	Amendments to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: April 28, 2010	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.3.1	Amendments to the National Thousands-Block Pooling Administration agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

10.4.1	Amendments to the North American Numbering Plan Administrator agreement awarded to NeuStar, Inc. by the Federal Communications Commission.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.