Form 10-Q
period 2010-06-30
NEUSTAR INC
filed 2010-07-28
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 75,025,435 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at July 26, 2010.

NeuStar, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,581	$341,170
Restricted cash	512	500
Short-term investments	37,610	21,250
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,281, respectively	64,019	67,334
Unbilled receivables	2,986	5,363
Prepaid expenses and other current assets	11,171	12,624
Deferred costs	6,916	6,429
Income taxes receivable	—	2,441
Deferred tax assets	6,973	7,110

Total current assets	434,768	464,221

Property and equipment, net	73,881	76,571
Goodwill	118,417	118,417
Intangible assets, net	8,789	6,437
Deferred costs, long-term	1,731	1,147
Deferred tax assets, long-term	5,124	6,334
Other assets, long-term	5,094	5,136

Total assets	$647,804	$678,263

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2009	2010
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,872	$3,612
Accrued expenses	60,180	40,618
Income taxes payable	2,764	—
Deferred revenue	26,117	30,884
Notes payable	987	—
Capital lease obligations	10,235	9,033
Accrued restructuring reserve	2,459	1,904
Other liabilities	3,891	2,016

Total current liabilities	118,505	88,067

Deferred revenue, long-term	8,923	9,133
Capital lease obligations, long-term	10,766	7,257
Accrued restructuring reserve, long-term	1,111	578
Other liabilities, long-term	4,062	4,434

Total liabilities	143,367	109,469

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and June 30, 2010	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 79,425,095 and 79,998,779 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	79	80
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	—	—
Additional paid-in capital	338,109	349,452
Treasury stock, 4,967,979 and 4,986,412 shares at December 31, 2009 and June 30, 2010, respectively, at cost	(128,757)	(129,183)
Accumulated other comprehensive loss	(463)	(799)
Retained earnings	295,469	349,244

Total stockholders’ equity	504,437	568,794

Total liabilities and stockholders’ equity	$647,804	$678,263

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Carrier Services	$89,168	$99,021	$177,211	$198,809
Enterprise Services	26,596	29,971	51,741	59,174

Total revenue	115,764	128,992	228,952	257,983
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	28,336	29,844	56,179	58,957
Sales and marketing	19,239	22,028	38,746	44,882
Research and development	4,514	3,278	8,827	7,356
General and administrative	14,301	15,653	27,802	34,102
Depreciation and amortization	9,332	10,006	18,577	20,149
Restructuring charges	—	1,217	—	3,566

	75,722	82,026	150,131	169,012

Income from operations	40,042	46,966	78,821	88,971
Other (expense) income:
Interest and other expense	(849)	(1,234)	(2,073)	(2,982)
Interest and other income	1,146	2,029	3,605	3,419

Income before income taxes	40,339	47,761	80,353	89,408
Provision for income taxes	15,873	19,188	31,534	35,633

Net income	$24,466	$28,573	$48,819	$53,775

Net income per share:
Basic	$0.33	$0.38	$0.66	$0.72

Diluted	$0.32	$0.37	$0.65	$0.71

Weighted average common shares outstanding:
Basic	74,314	74,997	74,225	74,805

Diluted	75,427	76,217	75,359	76,079

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2010
Operating activities:
Net income	$48,819	$53,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,577	20,149
Stock-based compensation	8,241	8,894
Amortization of deferred financing costs	84	84
Excess tax benefits from stock option exercises	(483)	(462)
Deferred income taxes	(68)	(2,423)
Provision for doubtful accounts	1,439	871
Gain on available-for-sale investments	(45)	—
Gain on trading securities	(446)	(2,992)
(Gain) loss on auction rate securities rights	(464)	2,877
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,049	(4,709)
Unbilled receivables	486	(2,377)
Notes receivable	759	—
Prepaid expenses and other current assets	(1,061)	(1,259)
Deferred costs	1,887	1,071
Income taxes receivable	2,966	(2,441)
Other assets	(383)	(288)
Other liabilities	488	(1,503)
Accounts payable and accrued expenses	(6,953)	(27,732)
Income taxes payable	—	(2,302)
Accrued restructuring reserve	(1,597)	(1,088)
Deferred revenue	3,948	4,977

Net cash provided by operating activities	82,243	43,122
Investing activities:
Purchases of property and equipment	(12,683)	(18,639)
Sales of investments, net	4,298	16,475

Net cash used in investing activities	(8,385)	(2,164)
Financing activities:
Reduction of restricted cash	19	12
Principal repayments on notes payable	(1,714)	(987)
Principal repayments on capital lease obligations	(5,217)	(6,319)
Proceeds from exercise of common stock options	1,405	3,259
Excess tax benefits from stock-based compensation	483	462
Repurchase of restricted stock awards	(133)	(426)

Net cash used in financing activities	(5,157)	(3,999)
Effect of foreign exchange rates on cash and cash equivalents	(337)	(370)

Net increase in cash and cash equivalents	68,364	36,589
Cash and cash equivalents at beginning of period	150,829	304,581

Cash and cash equivalents at end of period	$219,193	$341,170

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
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
Fair Value of Financial Instruments
     The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.
     At June 30, 2010, the Company held auction rate securities (ARS) with a remaining original par value of $21.3 million that were classified as short-term investments. In November 2008, the Company accepted a settlement offer in the form of a rights offering (ARS Rights) which provided the Company with rights to sell its ARS at par value during a two year period beginning June 30, 2010 to the investment firm that brokered the Company’s original purchases. On June 30, 2010, the Company exercised its ARS Rights. The sale of the ARS settled on July 1, 2010 and the Company received $21.3 million, the remaining par value of the ARS.
     As permitted under the FASB ASC Topic Financial Instruments, the Company elected fair value measurement for the ARS Rights. The Company determined the fair value of its ARS using an average of discounted cash flow models (see Note 4). The fair value of the Company’s ARS Rights was based on the estimated discounted cash flow of the associated ARS (see Note 4).
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2009		June 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$304,581	$304,581	$341,170	$341,170
Restricted cash (current assets)	$512	$512	$500	$500
Short-term investments	$37,610	$37,610	$21,250	$21,250
Marketable securities (long-term other assets)	$1,665	$1,665	$2,831	$2,831
Deferred compensation (long-term other liabilities)	$1,682	$1,682	$2,806	$2,806

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
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
     The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. At December 31, 2009 and June 30, 2010, the Company classified its ARS as trading pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in earnings (see Note 3). Interest and dividends on these securities were included in interest and other income. On June 30, 2010, the Company exercised its ARS Rights. The sale of the ARS settled on July 1, 2010 and the Company received $21.3 million, the remaining par value of the ARS.
Revenue Recognition
     The Company provides essential technology and directory services to carrier and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
which represents the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. The Company records the fixed and determinable fee as revenue earned in its Carrier Services operating segment.
     The amount of revenue derived under the Company’s contracts with NAPM was approximately $74.0 million and $84.2 million for the three months ended June 30, 2009 and 2010, respectively, and $148.1 million and $169.0 million for the six months ended June 30, 2009 and 2010, respectively.
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
Enterprise Services
     The Company generates revenue from the management of internal and external DNS services. The Company’s revenue from these services consists of customer set-up fees, monthly recurring fees and per-transaction fees for transactions in excess of pre-established monthly minimums under contracts with terms ranging from one to three years. Customer set-up fees are not

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
considered a separate deliverable and are deferred and recognized on a straight-line basis over the term of the contract. Under the Company’s contracts to provide DNS services, customers have contractually established monthly transaction volumes for which they are charged a recurring monthly fee. Transactions processed in excess of the pre-established monthly volume are billed at a contractual per-transaction rate. Each month, the Company recognizes the recurring monthly fee and usage in excess of the established monthly volume on a per-transaction basis as services are provided.
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
Income Taxes
     The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to ultimately be realized.
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
     The Company assesses uncertain tax positions in accordance with income tax accounting standards. Under these standards, income tax benefits should be recognized when, based on the technical merits of a tax position, the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.
Recent Accounting Pronouncements
     In September 2009, the FASB ratified Accounting Standard Update (ASU) 2009-13, Revenue Recognition Topic 605 — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier application permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
     In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 inputs

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
(quoted prices in active market for identical assets or liabilities) and Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for all interim and year-end financial statements issued after January 1, 2010, except for the disclosure on the activities for Level 3 fair value measurements, which is effective for all interim and year-end financial statements issued after January 1, 2011. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
Auction Rate Securities and Rights
     As of June 30, 2010, the Company held investments with an original par value of $21.3 million that consist of auction rate securities (ARS) whose underlying assets are student loans, the majority of which are guaranteed by the federal government. In November 2008, the Company accepted a settlement offer in the form of a rights offering (ARS Rights) by the investment firm that brokered the Company’s original purchases of the ARS, which provided the Company with rights to sell these securities at par value to the investment firm during a two year period beginning June 30, 2010. On June 30, 2010, the Company exercised its ARS Rights. The sale of the ARS settled on July 1, 2010 and the Company received the remaining original par value of the ARS of $21.3 million. At December 31, 2009 and June 30, 2010, the Company’s estimated fair values of its ARS and ARS Rights of $37.6 million and $21.3 million, respectively, were recorded in short-term investments in the Company’s consolidated balance sheets.
     The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and to classify the associated ARS as trading securities. During the three and six months ended June 30, 2009, the Company recorded a loss of $0.4 million and a gain of $0.5 million, respectively, related to the change in estimated fair value of the ARS Rights. During the three and six months ended June 30, 2010, the Company recorded losses of $1.8 million and $2.9 million, respectively, related to the change in estimated fair value of the ARS Rights.
     Under the terms of the ARS Rights, if the investment firm was successful in selling any ARS prior to June 30, 2010, the investment firm was obligated to pay the Company par value for the related ARS sold. During the three and six months ended June 30, 2009, the investment firm sold ARS with an original par value of $150,000 and $150,000, respectively; the Company received this amount in cash from the investment firm and recognized realized gains of $51,000 and $51,000, respectively. During the three and six months ended June 30, 2010, the investment firm sold ARS with an original par value of $15.8 million and $16.5 million, respectively, and the Company received this amount in cash from the investment firm and recognized realized gains of $2.0 million and $2.1 million respectively.
     During the three and six months ended June 30, 2009, the Company recorded $0.9 million and $0.4 million, respectively, in income to earnings to recognize gains on the ARS related to the change in estimated fair value of the ARS. During the three and six months ended June 30, 2010, the Company recorded a loss of $0.1 million and a gain of $0.9 million, respectively, related to the change in estimated fair value of the ARS.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
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
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table sets forth the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Auction rate securities — trading securities (short-term investments)	$—	$—	$30,718	$30,718
Auction rate securities rights (short-term investments)	$—	$—	$6,892	$6,892
Marketable securities (1)	$1,665	$—	$—	$1,665
Deferred compensation (2)	$1,682	$—	$—	$1,682

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Auction rate securities — trading securities (short-term investments)	$—	$—	$17,235	$17,235
Auction rate securities rights (short-term investments)	$—	$—	$4,015	$4,015
Marketable securities (1)	$2,831	$—	$—	$2,831
Deferred compensation (2)	$2,806	$—	$—	$2,806

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction Rate	ARS
	Securities	Rights
Balance on December 31, 2009	$30,718	$6,892
Transfers in and/or (out) of Level 3	—	—
Total gains (losses) realized / unrealized included in earnings	2,992	(2,877)
Total unrealized gains included in accumulated other comprehensive loss	—	—
Purchases, sales, issuances and settlements, net	(16,475)	—

Balance on June 30, 2010	$17,235	$4,015

     The valuation technique used to measure fair value for the Level 3 ARS was the average of the values obtained using discounted cash flow valuation methods. The discounted cash flow valuation methods involved management’s judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS and judgment regarding the selection of comparable transactions in a secondary market. The valuation technique used to measure fair value of the ARS Rights was the discounted cash flow valuation method, which involved judgment and assumptions regarding the timing of cash flows, fair value of the underlying ARS and the ability of the investment firm to settle its obligation in accordance with the ARS Rights.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     In the first quarter of 2010, the Company realigned its operations into the following two operating segments: Carrier Services and Enterprise Services. This realignment changed the composition of the Company’s reporting units and resulted in the reassignment of goodwill to the reporting units affected. The goodwill attributable to the Company’s former NGM reporting unit has been assigned to a single reporting unit. The Company’s goodwill attributable to the former Clearinghouse reporting unit has been allocated among the Company’s current reporting units using a relative fair value approach.
     The Company’s historical goodwill disclosures have been recast for comparative purposes to reflect its new operating segments. The carrying amount of goodwill by operating segment as of December 31, 2009 and June 30, 2010 is as follows (in thousands):

	Carrier	Enterprise
	Services	Services	Total
Balance at December 31, 2009:
Goodwill	$202,055	$9,964	$212,019
Accumulated impairment losses	(93,602)	—	(93,602)

	$108,453	$9,964	$118,417

Balance at June 30, 2010:
Goodwill	$202,055	$9,964	$212,019
Accumulated impairment losses	(93,602)	—	(93,602)

	$108,453	$9,964	$118,417

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
Intangible Assets
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	June 30,	Period
	2009	2010	(in years)
Intangible assets:
Customer lists and relationships	$36,659	$36,659	5.6
Accumulated amortization	(29,483)	(31,566)

Customer lists and relationships, net	7,176	5,093

Acquired technology	17,744	17,744	3.3
Accumulated amortization	(16,131)	(16,400)

Acquired technology, net	1,613	1,344

Trade name	200	200	3.0
Accumulated amortization	(200)	(200)

Trade name, net	—	—

Intangible assets, net	$8,789	$6,437

     Amortization expense, which is included in depreciation and amortization expense, was approximately $1.9 million and $1.2 million for the three months ended June 30, 2009 and 2010, respectively, and $4.2 million and $2.4 million for the six months ended June 30, 2009 and 2010, respectively. Amortization expense related to intangible assets for the years ended December 31, 2010, 2011, 2012 and 2013 is expected to be approximately $4.7 million, $2.4 million, $1.5 million and $0.2 million, respectively. Intangible assets as of June 30, 2010 will be fully amortized during the year ended December 31, 2013.
6. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2009 and June 30, 2010, but available borrowings were reduced by outstanding letters of credit of $9.0 million and $8.8 million, respectively.
     The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charge and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2009, and the six months ended June 30, 2010, the Company was in compliance with these covenants.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has three stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan), the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan), and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of June 30, 2010, 8,682,802 shares were available for grant or award under the 2009 Plan.
     The term of any stock option granted under the Plans may not exceed ten years. The exercise price per share for options granted under the Plans may not be less than 100% of the fair market value of the common stock on the option grant date. The board of directors or Compensation Committee of the board of directors determines the vesting schedule of the options, with a maximum vesting period of ten years. Options issued generally vest with respect to 25% of the shares underlying the option on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire seven to ten years from the date of issuance and are forfeitable upon termination of an option holder’s service.
     The Company has granted and may in the future grant restricted stock to directors, employees and consultants. The board of directors or Compensation Committee of the board of directors determines the vesting schedule of the restricted stock, with a maximum vesting period of ten years. Restricted stock issued generally vests in equal annual installments over a four-year term.
     Stock-based compensation expense recognized for the three months ended June 30, 2009 and 2010 was $4.5 million and $5.0 million, respectively, and $8.2 million and $8.9 million for the six months ended June 30, 2009 and 2010, respectively. As of June 30, 2010, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $41.1 million, which the Company expects to recognize over a weighted average period of approximately 1.71 years. Total unrecognized compensation expense as of June 30, 2010 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs, and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended June 30, 2009 and 2010 was $7.15 and $8.55, respectively, and for options granted during the six months ended June 30, 2009 and 2010 was $6.08 and $8.10, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2009 and 2010, and a discussion of the Company’s assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Dividend yield	—%	—%	—%	—%
Expected volatility	42.71%	38.53%	44.01%	39.26%
Risk-free interest rate	1.68%	2.27%	1.50%	2.18%
Expected life of options (in years)	4.42	4.42	4.42	4.42
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company considered the

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
implied volatility and historical volatility of its stock price over a term similar to the expected life of the grant in determining its expected volatility.
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
     The following table summarizes the Company’s stock option activity:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(in millions)	(in years)
Outstanding at December 31, 2009	5,951,258	$19.37
Options granted	1,740,925	22.91
Options exercised	(311,469)	10.46
Options forfeited	(329,536)	23.89

Outstanding at June 30, 2010	7,051,178	$20.43	$25.1	4.89

Exercisable at June 30, 2010	3,485,207	$19.49	$20.3	3.64

     The aggregate intrinsic value of options exercised for the six months ended June 30, 2009 and 2010 was $3.7 million and $4.4 million, respectively.
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2009	353,157	$22.64
Restricted stock granted	287,890	22.92
Restricted stock vested	(50,227)	23.90
Restricted stock forfeited	(25,675)	22.77

Outstanding at June 30, 2010	565,145	$22.83	$11.7

     The total aggregate intrinsic value of restricted stock vested during the six months ended June 30, 2010 was approximately $1.2 million. During the three and six months ended June 30, 2010, the Company repurchased 5,354 and 18,432 shares of common stock for an aggregate purchase price of $0.1 million and $0.4 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
Performance Vested Restricted Stock Units
     During the years ended 2008 and 2009, the Company granted 291,083, and 532,943 PVRSUs, respectively, to certain employees with an aggregate fair value of $7.6 million, and $8.3 million, respectively. During the three months ended March 31, 2010, the Company granted 265,230 PVRSUs to certain employees with an aggregate fair value of $6.1 million. No PVRSUs were granted during the three months ended June 30, 2010. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 0% of the performance target for PVRSUs granted during 2008 will be achieved, 135% of the performance target for PVRSUs granted during 2009 will be achieved and 100% of the performance target for PVRSUs granted during 2010 will be achieved. In the first quarter of 2010, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2008 from 50% of target to 0% of target. In addition, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2009 from 100% of target to 135% of target.
     The Company’s consolidated net income for the three and six months ended June 30, 2010 was $28.6 million and $53.8 million, respectively, and diluted earnings per share was $0.37 and $0.71 per share, respectively. If the Company had continued to use the previous estimate of achievement of 50% of the performance target for PVRSUs granted during 2008, the as adjusted net income for the three and six months ended June 30, 2010 would have been approximately $28.5 million and $52.7 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.37 and $0.69 per share, respectively. If the Company had continued to use the previous estimate of achievement of 100% of the performance target for its PVRSUs granted during 2009, the as adjusted net income for the three and six months ended June 30, 2010 would have been approximately $28.7 million and $54.4 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.38 and $0.72 per share, respectively. If the Company had continued to use the previous estimates of achievement for PVRSUs granted during 2008 and 2009, the as adjusted net income would have been approximately $28.6 million and $53.3 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.38 and $0.70 per share, respectively.
     The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.
     The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Non-vested December 31, 2009	839,786	$21.17
Granted	265,230	22.82
Vested	—	—
Forfeited	(196,748)	29.95

Non-vested June 30, 2010	908,268	$19.75	$18.7

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2009	163,111	$25.13
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2010	163,111	$25.13	$3.4

     These restricted stock units were issued to non-management directors of the Company’s board of directors and will fully vest on the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.
Share Repurchase Program
     The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program to acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors.
8. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Computation of basic net income per common share:
Net income	$24,466	$28,573	$48,819	$53,775

Weighted average common shares and participating securities outstanding — basic	74,314	74,997	74,225	74,805

Basic net income per common share	$0.33	$0.38	$0.66	$0.72

Computation of diluted net income per common share:
Net income	$24,466	$28,573	$48,819	$53,775

Weighted average common shares and participating securities outstanding — basic	74,314	74,997	74,225	74,805
Effect of dilutive securities:
Stock-based awards	1,113	1,220	1,134	1,274

Weighted average common shares outstanding — diluted	75,427	76,217	75,359	76,079

Diluted net income per common share	$0.32	$0.37	$0.65	$0.71

     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The dilutive effect of common stock options to purchase an aggregate of 4,152,194 and 4,505,320 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended June 30, 2009 and 2010, respectively. The dilutive effect of common stock options to purchase an aggregate of 4,133,733 and 4,059,395 shares were excluded from the calculation of the denominator for

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
diluted net income per common share due to their anti-dilutive effect for the six months ended June 30, 2009 and 2010, respectively.
9. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.
     The following table summarizes the components of total comprehensive income, net of taxes, during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net income	$24,466	$28,573	$48,819	$53,775
Unrealized loss / gain on investments	385	(130)	453	(86)
Accumulated translation adjustments	549	(236)	(41)	(250)

Total comprehensive income	$25,400	$28,207	$49,231	$53,439

     The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three and six months ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Tax (provision) benefit:
Unrealized loss / gain on investments	$(54)	$103	$(55)	$75
Accumulated translation adjustments	$(326)	$127	$296	$120
10. SEGMENT INFORMATION
     In the first quarter of 2010, the Company realigned its operating structure and internal financial reporting by customer type: Carrier Services and Enterprise Services, reflective of how the CODM allocates resources and assesses performance. The Company’s operating segments are the same as its reportable segments.
     The Company’s Carrier Services operating segment provides the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their customer’s infrastructure. The Company enables its carrier customers to use, exchange and share critical resources, such as telephone numbers, facilitate order management and work flow processing among carriers, and allow operators to manage and optimize the addressing and routing of emerging IP communications.
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
     The Company reports segment information based on the “management” approach which relies on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
assessment, the CODM reviews revenues and segment contribution which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from segment contribution.
     The Company’s historical segment disclosures have been recast for comparative purpose to reflect its new reportable segments. Information for the three and six months ending June 30, 2009 and 2010 regarding the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenue:
Carrier Services	$89,168	$99,021	$177,211	$198,809
Enterprise Services	26,596	29,971	51,741	59,174

Total revenue	$115,764	$128,992	$228,952	$257,983

Segment contribution:
Carrier Services	$72,323	$84,332	$145,685	$170,401
Enterprise Services	11,318	13,261	20,502	26,049

Total segment contribution	83,641	97,593	166,187	196,450

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	15,810	18,306	32,059	37,166
Sales and marketing	3,482	4,084	7,229	8,688
Research and development	2,506	2,688	5,380	6,211
General and administrative	12,469	14,326	24,121	31,699
Depreciation and amortization	9,332	10,006	18,577	20,149
Restructuring charges	—	1,217	—	3,566

Consolidated income from operations	$40,042	$46,966	$78,821	$88,971

     Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.
Enterprise-Wide Disclosures
     Geographic area revenues and service offering revenues from external customers for the three and six months ended June 30, 2009 and 2010, and geographic area long-lived assets as of December 31, 2009 and June 30, 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenues by geographical areas:
North America	$106,426	$119,543	$210,575	$240,023
Europe, Middle East and Africa	6,626	5,283	13,547	10,440
Other regions	2,712	4,166	4,830	7,520

Total revenues	$115,764	$128,992	$228,952	$257,983

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenues by service offerings:
Carrier Services:
Numbering Services	$79,759	$90,927	$158,228	$181,628
Order Management Services	5,072	4,200	10,036	8,721
IP Services	4,337	3,894	8,947	8,460

Total Carrier Services revenue	89,168	99,021	177,211	198,809

Enterprise Services:
Internet Infrastructure Services	12,957	15,582	24,802	31,030
Registry Services	13,639	14,389	26,939	28,144

Total Enterprise Services revenue	26,596	29,971	51,741	59,174

Total revenues	$115,764	$128,992	$228,952	$257,983

	December 31,	June 30,
	2009	2010
Long-lived assets, net
North America	$77,785	$80,420
Europe, Middle East and Africa	4,350	2,541
Other regions	535	47

Total long-lived assets, net	$82,670	$83,008

11. RESTRUCTURING CHARGES
     At December 31, 2009 and June 30, 2010, the total accrued liabilities associated with the Company’s restructuring and other related charges were $3.6 million and $2.5 million, respectively. The accrued restructuring liability is attributable to the following: a 2001 restructuring plan related to reductions in certain leased facilities, reduction in headcount and closure of certain facilities used in the Company’s former NGM operating segment and the relocation of certain operations and support functions to Louisville, Kentucky.
     At December 31, 2009 and June 30, 2010, the total accrued liability associated with the 2001 restructuring plan related to the reduction in leased facilities was $1.3 million and $1.1 million, respectively. The Company paid approximately $0.2 million and $0.2 million, net of sublease payments, in each of the six months ended June 30, 2009 and 2010, respectively. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.
     In October 2009, the Company adopted a plan to relocate certain operations and support functions to Louisville, Kentucky. The Company estimates it will incur approximately $3.0 million to $3.5 million of employee severance and related costs through the third quarter of 2010 under this plan. At June 30, 2010, total restructuring charges recorded under this plan since inception were $3.0 million, of which $2.0 million was recorded in the six months ended June 30, 2010. The Company paid approximately $1.5 million of severance and severance-related costs in the six months ended June 30, 2010. The accrued restructuring liability relating to this plan was $0.2 million and $0.7 million at December 31, 2009 and June 30, 2010, respectively.
     During the fourth quarter of 2008, management implemented a restructuring plan for the Company’s former NGM operating segment, currently part of the Carrier Services segment, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
some of the Company’s international locations. In August 2009, the Company announced the extension of the restructuring plan to include further headcount reductions and closure of certain facilities. Total restructuring charges recorded under this plan since inception included $7.6 million of severance and related costs and $1.0 million of lease and facility exit costs.
     The activity and balance of the restructuring liability related to the Company’s former NGM operating segment for the six months ended June 30, 2010 are as follows (in thousands):

	Severance	Lease and
	and Related	Facilities Exit
	Costs	Costs	Total
Balance at December 31, 2009	$1,629	$463	$2,092
Additional restructuring cost	1,585	296	1,881
Adjustments	(285)	(36)	(321)
Cash payments	(2,739)	(150)	(2,889)

Balance at June 30, 2010	$190	$573	$763

     Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2013.
12. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Interest and other expense:
Interest expense	$849	$(628)	$1,199	$(85)
Loss on asset disposals	3	108	206	148
Loss on ARS Rights	422	1,805	422	2,877
Foreign currency transaction (gain) loss	(425)	(51)	(164)	42
ARS trading losses	—	—	410	—

Total	$849	$1,234	$2,073	$2,982

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Interest and other income:
Interest income	$249	$170	$638	$427
Gain on ARS Rights	—	—	886	—
ARS trading gains	856	1,859	856	2,992
Gain on indemnification claims	—	—	1,180	—
Realized gains cash reserve fund	41	—	45	—

Total	$1,146	$2,029	$3,605	$3,419

     During the three months ended March 31, 2009, the Company received $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006. During the three months ended June 30, 2010, the Company recorded a reduction of $1.2 million in interest expense related to a decrease in an accrued sales tax liability.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
13. INCOME TAXES
     As of December 31, 2009 and June 30, 2010, the Company had unrecognized tax benefits of $1.1 million and $1.1 million, respectively, of which $1.1 million and $1.1 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate increased to 39.9% for the six months ended June 30, 2010 from 39.2% for the six months ended June 30, 2009 primarily due to a decrease in income from operations in a certain international location, where such income is taxed at a rate lower than the U.S. federal rate, and an increase in foreign withholding income taxes.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $34,000 and $1,500 for the three months ended June 30, 2009 and 2010, respectively, and $61,000 and $13,000 for the six months ended June 30, 2009 and 2010, respectively. As of December 31, 2009 and June 30, 2010, the Company had established reserves of approximately $60,000 and $72,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (“IRS”) has initiated an examination of the Company’s federal income tax returns for years 2007 and 2008. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The IRS completed an examination of the Company’s federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.
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
Overview
     Revenue, profitability and cash generation were strong for the quarter ended June 30, 2010. Our consolidated revenue for the quarter increased 11.4% to $129.0 million as compared to $115.8 million from the second quarter of 2009. In the six months ended June 30, 2010, our cash flow provided by operating activities was $43.1 million. This resulted in a total cash, cash equivalents and short-term investment balance of $362.4 million as of June 30, 2010, an increase of $20.2 million from December 31, 2009.
     Our revenue increase was primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We recognized $80.5 million of revenue under our contracts to provide NPAC Services in the second quarter of 2010, a $9.3 million increase, or 13.0%, from the corresponding period in 2009. Additionally, we continued to experience steady demand from our existing and new customers for our expanded Internet Infrastructure Services. We recognized $15.6 million of revenue from these domain name system, or DNS, services in the second quarter of 2010, a 20.3% increase over the corresponding period in 2009.
     While demand for our services increased, we maintained our focus on positioning the company for future growth by leveraging our operational capabilities and strengthening our management team. We continued to invest in new, early-stage growth opportunities utilizing our core competencies and help create IP-based ecosystems that will rely on seamless interoperability. In the second quarter of 2010, we appointed a media and entertainment executive to lead the development of our service offerings to the media and entertainment industries, the first of which is our partnership with the Digital Entertainment Content Ecosystem, LLC, or DECE. In January 2010, we were selected by the DECE, an industry consortium consisting of leading entertainment, consumer electronics and technology companies and retailers, to provide a new service devoted to creating interoperable solutions for digital and mobile content delivery.
Recent Developments
     Consistent with our capital deployment strategy, which focuses on investing in our growth and maximizing shareholder return, we announced on July 28, 2010 that our Board of Directors had authorized a three-year program to acquire up to $300 million of our outstanding Class A common shares. Share repurchases under this program may be made through 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate, and subject to applicable legal requirements and other factors.
Our Company
     The advent of local number portability, or LNP, the Internet and telecommunications mobility has made the routing of worldwide communications significantly more complex and challenging. We simplify this complexity and help solve these challenges for our customers by providing essential technology and directory services that enable trusted communication across networks, applications, and businesses around the world. We serve two types of customers: carriers and enterprises. As a result, we have aligned our service offerings to the way we sell to a common customer base. We have a shared operations group that spans across our organization to support our global infrastructure. Our global infrastructure has been designed to provide services that are:
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
     In addition to providing the authoritative solution that the communications industry relies upon for LNP, we have developed a broad range of innovative services to meet an expanded range of customer needs. We provide critical technology and directory services that our carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements.
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
     These changes in the communications industry and resulting technological complexities have strained the carriers’ networks and infrastructure. The in-house network management and back-office systems of traditional carriers were not designed to capture all of the information necessary to provision, authorize, route and invoice these new services. In particular, it has become significantly more difficult for these carrier customers to identify and authenticate the appropriate destination for a given communication across multiple networks and unique addresses, such as wireline, wireless and Voice over Internet Protocol, or VoIP, phone numbers.
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
Enterprise Services
     Our Enterprise Services segment provides services to our enterprise customers to meet their directory and DNS-related needs. We provide innovative DNS solutions for non-carrier, commercial businesses, and serve as the authoritative provider of essential registry services. We manage a directory of similar resources, or addresses, where customers have reliable, fair and secure access and connectivity to their data. We maintain a collection of these essential directories that maintain addresses to help find and resolve Internet queries and top-level domains on behalf of our enterprise customers. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes which is part of the short messaging service relied upon by the U.S. wireless industry.
     The range of services we offer to our enterprise customers includes:
•	Internet Infrastructure Services. We provide a suite of DNS services to our enterprise customers built on a global directory platform. These services play a key role in directing and managing Internet traffic flow, resolving Internet queries, providing security protection against Internet breaches called Distributed Denial of Service, or DDoS, attacks, and monitoring, testing and measuring the performance of websites and networks.

•	Registry Services. We operate the authoritative registries of Internet domain names for the .biz, .us, .tel and .travel top-level domains. We also provide international registry gateways for China’s .cn and Taiwan’s .tw country-code top-level domains. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We also operate the authoritative Common Short Codes registry on behalf of the US wireless industry.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this report, and our subsequent periodic and current reports, for certain matters that may bear on our results of operations.
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
     We determined the estimated fair value of our reporting units using both an income approach and market approach. To assist in the process of determining fair value, we performed internal valuation analyses and considered other market information that is publicly available. We also obtained appraisals from external advisors. Significant assumptions used in the determination of fair value under the income approach included assumptions regarding market penetration, anticipated growth rates, and risk-adjusted discount rates. Significant assumptions used in the determination of fair value under the market approach included the selection of comparable companies.
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
Revenue Recognition
     We provide NPAC Services pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts was determined by an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, is set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain IP fields and functionality. Moreover, these contracts provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of any volume credits is done annually at the end of the year and such credits are applied to the following year’s invoices. We determine the fixed and determinable fee under these contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2009, we concluded that the fixed and determinable fee equals $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of additional credits. For 2010, the fixed and determinable fee equals $322.1 million, which represents the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits.
Restructuring
     At June 30, 2010, the accrued liability associated with our restructuring and other related charges was $2.5 million. As part of our restructuring costs, we record a liability for the estimated cost of the net lease expense for facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of June 30, 2010, our accrued restructuring liability related to our net lease expense and other related charges was $1.7 million. These lease payments will be made over the remaining lives of the leases for facilities that we have vacated, the longest of which extends through 2013. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Investments
     We have approximately $21.3 million par value in investments related to auction rate securities, or ARS, all of which are classified as current as of June 30, 2010. In November 2008, we accepted a settlement offer in the form of a rights offering, or ARS Rights, from the investment firm that brokered the original purchases of the ARS, which provides us with the right to sell these securities at par value to the investment firm during a period beginning on June 30, 2010. On June 30, 2010, we exercised our ARS Rights and received $21.3 million in cash from the investment firm when the transaction settled on July 1, 2010. As of June 30, 2010, the ARS and ARS Rights are recorded as short-term investments at fair value of $21.3 million in our financial statements. The changes in the fair value of the ARS and the ARS Rights were recognized as gains or losses in our earnings until settlement under the rights offering.
     For each of our ARS and the associated ARS Rights, we determined the fair value using discounted cash flow methods. The discounted cash flow valuation methods involved management’s judgment and assumptions regarding discount rates, coupon rates, estimated maturity for each of the ARS and judgment regarding the selection of comparable securities. We determined the fair value of the ARS Rights using a discounted cash flow method which involves judgment and assumptions regarding the timing of cash flows under the ARS Rights, fair value of the underlying ARS and the ability of the investment firm to disburse the cash anticipated under the terms of the rights offering.
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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant which may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the measure of estimated fair value of our share-based compensation. See Note 7 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of June 30, 2010, total unrecognized compensation expense was $41.1 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.71 years.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. As of June 30, 2010, we estimate achievement of 0%, 135% and 100% of the performance targets related to our performance vested restricted stock units granted during 2008, 2009 and 2010, respectively.
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

     Our consolidated net income for the three and six months ended June 30, 2010 was $28.6 million and $53.8 million, respectively, and diluted earnings per share was $0.37 per share and $0.71 per share, respectively. If we had continued to use the previous estimate of achievement of 50% of the performance target for our PVRSUs granted during 2008, the as adjusted net income would have been approximately $28.5 million and $52.7 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.37 per share and $0.69 per share, respectively. If we had continued to use the previous estimate of achievement of 100% of the performance target for our PVRSUs granted during 2009, the as adjusted net income would have been approximately $28.7 million and $54.4 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.38 per share and $0.72 per share, respectively. If we had continued to use the previous estimates of achievement for our PVRSUs granted during 2008 and 2009, the as adjusted net income would have been approximately $28.6 million and $53.3 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.38 per share and $0.70 per share, respectively.

Consolidated Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010
     The following table presents an overview of our results of operations for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$89,168	$99,021	$9,853	11.0%
Enterprise Services	26,596	29,971	3,375	12.7%

Total revenue	115,764	128,992	13,228	11.4%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	28,336	29,844	1,508	5.3%
Sales and marketing	19,239	22,028	2,789	14.5%
Research and development	4,514	3,278	(1,236)	(27.4)%
General and administrative	14,301	15,653	1,352	9.5%
Depreciation and amortization	9,332	10,006	674	7.2%
Restructuring charges	—	1,217	1,217	100.0%

	75,722	82,026	6,304	8.3%

Income from operations	40,042	46,966	6,924	17.3%
Other (expense) income:
Interest and other expense	(849)	(1,234)	(385)	45.3%
Interest and other income	1,146	2,029	883	77.1%

Income before income taxes	40,339	47,761	7,422	18.4%
Provision for income taxes	15,873	19,188	3,315	20.9%

Net income	$24,466	$28,573	$4,107	16.8%

Net income per common share:
Basic	$0.33	$0.38

Diluted	$0.32	$0.37

Weighted average common shares outstanding:
Basic	74,314	74,997

Diluted	75,427	76,217

Revenue
     Total revenue. Total revenue increased $13.2 million due to a $9.8 million increase in revenue from our Carrier Services operating segment and a $3.4 million increase in revenue from our Enterprise Services operating segment.
     Carrier Services. Revenue from our Carrier Services operating segment increased $9.8 million primarily due to an increase of $11.2 million in revenue from our Numbering Services. Of this $11.2 million increase, $9.3 million resulted from an established increase in the fixed fee under our contracts to provide NPAC Services and $2.1 million was primarily due to system enhancements and additional functionality requested by our Numbering Services customers. These revenue increases were partially offset by a decrease of $0.9 million from our Order Management Services.
     Enterprise Services. Revenue from our Enterprise Services operating segment increased $3.4 million primarily due to an increase of $2.6 million in revenue from our Internet Infrastructure Services. This was primarily driven by increased demand from existing and new customers for our expanded service offerings. In addition, Registry Services revenue increased $0.8 million due to an increase in the number of domain names and common short codes under management.
Expense
     Cost of revenue. Cost of revenue increased $1.5 million primarily due to an increase of $0.7 million in general facility costs to support business growth and ongoing operations. Royalty expense in our Registry Services related to common short codes under management increased $0.6 million. In addition, personnel and personnel-related expense increased $0.5 million primarily due to increased headcount to support expansion in our new business opportunities.
     Sales and marketing. Sales and marketing expense increased $2.8 million primarily due to an increase of $2.9 million in personnel and personnel-related expense to support our expanded sales and marketing teams as we broaden our geographic presence and increase brand awareness through customer and industry events.
     Research and development. Research and development expense decreased $1.2 million due to a $1.5 million decrease in personnel and personnel-related expense, partially offset by an increase of $0.3 million in contractor costs. The decrease in personnel and personnel-related expense was a result of headcount reductions in connection with certain restructuring activities, while the increase in contractor costs was related to the development of new directory services.
     General and administrative. General and administrative expense increased $1.4 million, due to an increase of $2.4 million in personnel and personnel-related expense due to increased headcount to support business growth. This increase was partially offset by a $1.0 million decrease in other general corporate expense.
     Depreciation and amortization. Depreciation and amortization expense increased $0.7 million due to an increase of $1.5 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $0.8 million in amortization of intangible assets related to acquisitions.
     Restructuring charges. Restructuring charges increased $1.2 million due to severance and severance-related expense of $0.8 million attributable to our plan initiated in the fourth quarter of 2009 to relocate certain operations and support functions to Louisville, Kentucky. In addition, we recorded $0.4 million in severance and severance-related expense in the second quarter of 2010 attributable to our restructuring plan to reduce headcount and close certain facilities specific to our former NGM operating segment. There was no corresponding expense for the quarter ended June 30, 2009.
     Interest and other expense. Interest and other expense increased $0.4 million primarily due to a $1.3 million increase in losses recorded for our ARS Rights, offset by a decrease of $1.5 million in interest expense primarily due to a reduction in accrued interest related to a sales tax liability.
     Interest and other income. Interest and other income increased $0.9 million primarily due to a $1.0 million net increase in trading gains recorded for our ARS.
     Provision for income taxes. Our estimated annual effective tax rate increased to 40.2% for the three months ended June 30, 2010 from 39.3% for the three months ended June 30, 2009 primarily due to a decrease in income from operations in a certain international location, where such income is taxed at a rate lower than the U.S. federal rate, and an increase in foreign withholding income taxes.
Summary of Operating Segments
     The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from operations for the three months ended June 30, 2009 and 2010 (unaudited, dollars in thousands):

	Three Months Ended June 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
Revenue:
Carrier Services	$89,168	$99,021	$9,853	11.0%
Enterprise Services	26,596	29,971	3,375	12.7%

Total revenue	$115,764	$128,992	$13,228	11.4%

Segment contribution:
Carrier Services	$72,323	$84,332	$12,009	16.6%
Enterprise Services	11,318	13,261	1,943	17.2%

Total segment contribution	83,641	97,593	13,952	16.7%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	15,810	18,306	2,496	15.8%
Sales and marketing	3,482	4,084	602	17.3%
Research and development	2,506	2,688	182	7.3%
General and administrative	12,469	14,326	1,857	14.9%
Depreciation and amortization	9,332	10,006	674	7.2%
Restructuring charges	—	1,217	1,217	100.0%

Consolidated income from operations	$40,042	$46,966	$6,924	17.3%

     Segment contribution is determined based on internal performance measures used by the chief operating decision maker, or CODM, to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from the segment contribution.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010
     The following table presents an overview of our results of operations for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$177,211	$198,809	$21,598	12.2%
Enterprise Services	51,741	59,174	7,433	14.4%

Total revenue	228,952	257,983	29,031	12.7%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	56,179	58,957	2,778	4.9%
Sales and marketing	38,746	44,882	6,136	15.8%
Research and development	8,827	7,356	(1,471)	(16.7)%
General and administrative	27,802	34,102	6,300	22.7%
Depreciation and amortization	18,577	20,149	1,572	8.5%
Restructuring charges	—	3,566	3,566	100.0%

	150,131	169,012	18,881	12.6%

Income from operations	78,821	88,971	10,150	12.9%
Other (expense) income:
Interest and other expense	(2,073)	(2,982)	(909)	43.8%
Interest and other income	3,605	3,419	(186)	(5.2)%

Income before income taxes	80,353	89,408	9,055	11.3%
Provision for income taxes	31,534	35,633	4,099	13.0%

Net income	$48,819	$53,775	$4,956	10.2%

Net income per common share:
Basic	$0.66	$0.72

Diluted	$0.65	$0.71

Weighted average common shares outstanding:
Basic	74,225	74,805

Diluted	75,359	76,079

Revenue
     Total revenue. Total revenue increased $29.0 million due to a $21.6 million increase in revenue from our Carrier Services operating segment and a $7.4 million increase in revenue from our Enterprise Services operating segment.
     Carrier Services. Revenue from our Carrier Services operating segment increased $21.6 million primarily due to an increase of $23.4 million in revenue from our Numbering Services. Of this $23.4 million increase, $18.6 million resulted from an established increase in the fixed fee under our contracts to provide NPAC Services and $4.6 million was primarily due to system enhancements and additional functionality requested by our Numbering Services customers. These revenue increases were partially offset by a decrease of $1.3 million from our Order Management Services.
     Enterprise Services. Revenue from our Enterprise Services operating segment increased $7.4 million primarily due to an increase of $6.2 million in revenue from our Internet Infrastructure Services. This was primarily driven by increased demand from existing and new customers for our expanded service offerings. In addition, Registry Services revenue increased $1.2 million due to an increase in the number of domain names and common short codes under management.
Expense
     Cost of revenue. Cost of revenue increased $2.8 million primarily due to a $1.1 million increase in general facility costs to support business growth and ongoing operations and an increase of $1.0 million in royalty expense in our Registry Services related to common short codes under management. In addition, cost of revenue increased $1.0 million due to an increase in outsourced fees to support our expanded service offerings, including new directory services, and system enhancements for functionality improvements requested by our customers.
     Sales and marketing. Sales and marketing expense increased $6.1 million primarily due to an increase of $5.1 million in personnel and personnel-related expense to support our expanded sales and marketing teams as we broaden our geographic presence and increase brand awareness through customer and industry events. In addition, contractor costs increased $1.1 million related to branding, product launches and expanded service offerings.
     Research and development. Research and development expense decreased $1.5 million due to a $2.4 million decrease in personnel and personnel-related expense, partially offset by an increase of $0.9 million in contractor costs. The decrease in personnel and personnel-related expense was a result of headcount reductions in connection with certain restructuring activities, while the increase in contractor costs was related to the development of new directory services.
     General and administrative. General and administrative expense increased $6.3 million, primarily due to an increase of $3.7 million in personnel and personnel-related expense and an increase of $3.6 million in contractor costs and professional fees incurred to support growth in our existing service offerings, new businesses and corporate initiatives. This increase was partially offset by a decrease of $1.0 million in other general corporate expense.
     Depreciation and amortization. Depreciation and amortization expense increased $1.6 million due to an increase of $3.4 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $1.9 million in amortization of intangible assets related to acquisitions.
     Restructuring charges. Restructuring charges increased $3.6 million due to severance and severance related expense of $2.0 million attributable to our plan initiated in the fourth quarter of 2009 to relocate certain operations and support functions to Louisville, Kentucky. In addition, we recorded $1.6 million in severance and severance-related expense in the six months ended June 30, 2010 attributable to our restructuring plan to reduce headcount and close certain facilities specific to our former NGM operating segment. There was no corresponding expense for the six months ended June 30, 2009.
     Interest and other expense. Interest and other expense increased $0.9 million primarily due to a $2.0 million net increase in losses recorded for our ARS and ARS Rights, partially offset by a decrease of $1.3 million in interest expense primarily due to a reduction in accrued interest related to a sales tax liability.
     Interest and other income. Interest and other income decreased $0.2 million primarily due to the receipt in the first quarter of 2009 of $1.2 million in payment of indemnification claims made in connection with our 2006 acquisition of Followap, Inc.

There were no corresponding payments received in the six months ended June 30, 2010. This decrease was partially offset by a net increase of $1.3 million in gains recorded for our ARS and ARS Rights.
     Provision for income taxes. Our estimated annual effective tax rate increased to 39.9% for the six months ended June 30, 2010 from 39.2% for the six months ended June 30, 2009 due primarily to a decrease in income from operations in a certain international location, where such income is taxed at a rate lower than the U.S. federal rate, and an increase in foreign withholding income taxes.
Summary of Operating Segments
     The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to consolidated income from operations for the six months ended June 30, 2009 and 2010 (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
Revenue:
Carrier Services	$177,211	$198,809	$21,598	12.2%
Enterprise Services	51,741	59,174	7,433	14.4%

Total revenue	$228,952	$257,983	$29,031	12.7%

Segment contribution:
Carrier Services	$145,685	$170,401	$24,716	17.0%
Enterprise Services	20,502	26,049	5,547	27.1%

Total segment contribution	166,187	196,450	30,263	18.2%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	32,059	37,166	5,107	15.9%
Sales and marketing	7,229	8,688	1,459	20.2%
Research and development	5,380	6,211	831	15.4%
General and administrative	24,121	31,699	7,578	31.4%
Depreciation and amortization	18,577	20,149	1,572	8.5%
Restructuring charges	—	3,566	3,566	100.0%

Consolidated income from operations	$78,821	$88,971	$10,150	12.9%

     Segment contribution is determined based on internal performance measures used by the chief operating decision maker, or CODM, to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from the segment contribution.
Liquidity and Capital Resources
     Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund working capital, capital expenditures, facility expansions, share repurchases, acquisitions and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, working capital, capital expenditures and facility expansion.
     Total cash, cash equivalents and short-term investments were $362.4 million at June 30, 2010, an increase from $342.2 million at December 31, 2009. Of the $362.4 million included in total cash, cash equivalents and short-term investments, $21.3 million in short-term investments were redeemed at par value on July 1, 2010.

     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. As of and for the six months ended June 30, 2010, we were in compliance with these covenants. As of June 30, 2010, we had no borrowings under the credit facility and we utilized $8.8 million of the availability under the facility for outstanding letters of credit.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
Cash flows from operations
     Net cash provided by operating activities for the six months ended June 30, 2010 was $43.1 million, as compared to $82.2 million for the six months ended June 30, 2009. This $39.1 million decrease in net cash provided by operating activities was principally the result of a decrease in accounts payable and accrued expenses of $20.8 million and an increase in accounts receivable of $10.8 million.
Cash flows from investing
     Net cash used in investing activities for the six months ended June 30, 2010 was $2.2 million, as compared to $8.4 million for the six months ended June 30, 2009. This $6.2 million decrease in net cash used in investing activities was principally due to an increase of $12.2 million in cash provided by short-term investment sales, partially offset by an increase of $6.0 million in cash used for purchases of property and equipment.
Cash flows from financing
     Net cash used in financing activities was $4.0 million for the six months ended June 30, 2010, as compared to $5.2 million for the six months ended June 30, 2009. The $1.2 million decrease in net cash used in financing activities was principally the result of an increase of $1.9 million in proceeds from the exercise of stock options and a $0.7 million decrease in cash used for principal repayments on notes payable. The decrease in net cash used in financing activities was partially offset by an increase of $1.1 million in principal repayments on capital lease obligations and a $0.3 million increase in the repurchase of restricted stock awards.
Recent Accounting Pronouncements
     See Note 2 to our Consolidated Financial Statements in Item 1 of Part 1 of this report for a discussion of the effects of recent accounting pronouncements.
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our exposure to market risk has not changed materially since December 31, 2009.

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
     As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our systems may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify sensitive information that is stored or transmitted on our networks and that we are required by our contracts and Federal Communications Commission, or FCC, rules to keep confidential. Such a security or privacy breach could subject us to significant penalties as well as claims for damages under our contracts. Further, a security or privacy breach could result in an interruption of service or reduced quality of service, and we may be required to make significant expenditures in connection with corrective efforts we are required to perform. In addition, a security or privacy breach may harm our reputation and cause our customers to reduce their use of our services, which could harm our revenue and business prospects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2010:

				Maximum Number
				(or Approximate
	Total		Total Number of	Dollar Value) of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs	Programs
April 1 through April 30, 2010	1,688	$26.05	—	$—
May 1 through May 31, 2010	2,185	22.75	—	—
June 1 through June 30, 2010	1,481	20.88	—	—
Total	5,354	$23.27	—	$—

(1)	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date. None of these share purchases were part of a publicly announced program to purchase our common stock.
Item 3. Defaults upon Senior Securities
     None.

Item 4. [Removed and Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits
     See exhibits listed under the Exhibit Index below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: July 28, 2010	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to NeuStar’s Current Report on Form 8-K, filed September 16, 2008.

10.1.2	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

10.28	NeuStar, Inc. 2010 Key Employee Severance Pay Plan.†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

†	Compensation arrangement.

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.