Form 10-Q
period 2010-09-30
NEUSTAR INC
filed 2010-10-28
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 73,771,301 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at October 25, 2010.

NeuStar, Inc.
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304,581	$377,548
Restricted cash	512	605
Short-term investments	37,610	—
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,121, respectively	64,019	67,470
Unbilled receivables	2,986	5,586
Notes receivable	—	558
Prepaid expenses and other current assets	11,171	11,981
Deferred costs	6,916	6,004
Income taxes receivable	—	6,933
Deferred tax assets	6,973	6,360

Total current assets	434,768	483,045

Property and equipment, net	73,881	76,932
Goodwill	118,417	119,542
Intangible assets, net	8,789	6,212
Notes receivable, long-term	—	1,168
Deferred costs, long-term	1,731	1,090
Deferred tax assets, long-term	5,124	1,334
Other assets, long-term	5,094	5,668

Total assets	$647,804	$694,991

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,872	$3,163
Accrued expenses	60,180	47,274
Income taxes payable	2,764	—
Deferred revenue	26,117	32,679
Notes payable	987	—
Capital lease obligations	10,235	8,238
Accrued restructuring reserve	2,459	1,147
Other liabilities	3,891	2,016

Total current liabilities	118,505	94,517

Deferred revenue, long-term	8,923	9,440
Capital lease obligations, long-term	10,766	5,380
Accrued restructuring reserve, long-term	1,111	222
Other liabilities, long-term	4,062	5,313

Total liabilities	143,367	114,872

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and September 30, 2010	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 79,425,095 and 80,093,563 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	79	80
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	—	—
Additional paid-in capital	338,109	356,002
Treasury stock, 4,967,979 and 6,072,367 shares at December 31, 2009 and September 30, 2010, respectively, at cost	(128,757)	(154,683)
Accumulated other comprehensive loss	(463)	(473)
Retained earnings	295,469	379,193

Total stockholders’ equity	504,437	580,119

Total liabilities and stockholders’ equity	$647,804	$694,991

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Carrier Services	$90,093	$97,728	$267,304	$296,537
Enterprise Services	27,110	32,781	78,851	91,955

Total revenue	117,203	130,509	346,155	388,492
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	26,629	30,606	82,808	89,563
Sales and marketing	20,447	22,518	59,193	67,400
Research and development	3,948	3,420	12,775	10,776
General and administrative	13,472	16,644	41,274	50,746
Depreciation and amortization	9,538	10,190	28,115	30,339
Restructuring charges (recoveries)	2,733	(606)	2,733	2,960

	76,767	82,772	226,898	251,784

Income from operations	40,436	47,737	119,257	136,708
Other (expense) income:
Interest and other expense	(2,596)	(4,393)	(4,669)	(7,375)
Interest and other income	2,747	4,070	6,352	7,489

Income before income taxes	40,587	47,414	120,940	136,822
Provision for income taxes	16,068	17,465	47,602	53,098

Net income	$24,519	$29,949	$73,338	$83,724

Net income per share:
Basic	$0.33	$0.40	$0.99	$1.12

Diluted	$0.32	$0.39	$0.97	$1.10

Weighted average common shares outstanding:
Basic	74,356	74,808	74,269	74,806

Diluted	75,594	76,026	75,409	76,060

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2010
Operating activities:
Net income	$73,338	$83,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,115	30,339
Stock-based compensation	10,123	13,949
Amortization of deferred financing costs	127	126
Excess tax benefits from stock option exercises	(492)	(495)
Deferred income taxes	3,191	3,046
Provision for doubtful accounts	1,965	1,664
Gain on available-for-sale investments	(3,055)	—
Gain on trading securities	—	(7,007)
Loss on auction rate securities rights	1,771	6,892
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,884	(5,867)
Unbilled receivables	(480)	(2,600)
Notes receivable	759	(1,726)
Prepaid expenses and other current assets	(1,729)	(616)
Deferred costs	2,712	1,553
Income taxes receivable	1,668	(6,933)
Other assets	(633)	(587)
Other liabilities	4,395	(1,064)
Accounts payable and accrued expenses	(1,164)	(21,207)
Income taxes payable	—	(2,269)
Accrued restructuring reserve	(57)	(2,201)
Deferred revenue	508	7,019

Net cash provided by operating activities	126,946	95,740
Investing activities:
Purchases of property and equipment	(18,921)	(28,026)
Sales of investments, net	12,154	37,725
Businesses acquired, net of cash acquired	(350)	(1,654)

Net cash (used in) provided by investing activities	(7,117)	8,045
Financing activities:
Reduction of restricted cash	(2)	(93)
Principal repayments on notes payable	(2,587)	(987)
Principal repayments on capital lease obligations	(7,429)	(8,991)
Proceeds from exercise of common stock options	1,458	4,826
Excess tax benefits from stock-based compensation	492	495
Repurchase of common stock	—	(25,417)
Repurchase of restricted stock awards	(195)	(509)

Net cash used in financing activities	(8,263)	(30,676)
Effect of foreign exchange rates on cash and cash equivalents	219	(142)

Net increase in cash and cash equivalents	111,785	72,967
Cash and cash equivalents at beginning of period	150,829	304,581

Cash and cash equivalents at end of period	$262,614	$377,548

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
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
Fair Value of Financial Instruments
     The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determined the fair value of its short-term investments using an average of discounted cash flow models (see Note 4). As of September 30, 2010, the Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate.
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2009		September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$304,581	$304,581	$377,548	$377,548
Restricted cash (current assets)	$512	$512	$605	$605
Short-term investments	$37,610	$37,610	$—	$—
Notes receivable	$—	$—	$1,726	$1,726
Marketable securities (long-term other assets)	$1,665	$1,665	$3,252	$3,252
Deferred compensation (long-term other liabilities)	$1,682	$1,682	$3,240	$3,240
Revenue Recognition
     The Company provides essential technology and directory services to carrier and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.
Significant Contracts
     The Company provides number portability administration center services (NPAC Services) which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with North American Portability Management LLC (NAPM), an

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed-fee (Base Fee) was set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be earned if the customers under these contracts reach certain levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality. To the extent any available additional credits expire unused at the end of a year, they will be recognized in revenue at that time. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee on a straight-line basis over twelve months.
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
     The amount of revenue derived under the Company’s contracts with NAPM was approximately $74.9 million and $84.0 million for the three months ended September 30, 2009 and 2010, respectively, and $223.0 million and $253.0 million for the nine months ended September 30, 2009 and 2010, respectively.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
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
Recent Accounting Pronouncements
     In September 2009, the FASB ratified Accounting Standard Update (ASU) 2009-13, Revenue Recognition Topic 605 — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). When vendor specific objective evidence or third party evidence for deliverables in a multiple-element arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning January 1, 2011, with earlier application permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
3. INVESTMENTS
Cash Reserve Fund
     In December 2007, the Company’s investment in a cash reserve fund, classified as an available-for-sale investment, was closed to new investments and subject to scheduled redemptions as determined by the cash reserve fund. Unrealized losses on the Company’s investment in the cash reserve fund represented an other-than-temporary impairment and were charged to earnings. During the year ended December 31, 2009, the cash reserve fund redeemed $11.3 million of the Company’s investment in the fund and the Company recognized gains from redemptions of $0.5 million. The Company’s investment in this fund was completely liquidated as of December 31, 2009.
Auction Rate Securities and Rights
     As of December 31, 2009, the Company held investments with an original par value of $37.7 million and an estimated fair value of $30.7 million that consisted of auction rate securities (ARS) whose underlying assets were student loans, the majority of which are guaranteed by the federal government. In November 2008, the Company accepted a settlement offer in the form of a rights offering (ARS Rights) by the investment firm that brokered the Company’s original purchases of the ARS, which provided the Company with rights to sell these securities at par value to the investment firm during a two year period beginning June 30, 2010. At December 31, 2009, the Company’s estimated fair values of its ARS and ARS Rights of $30.7 million and $6.9 million, respectively, were recorded in short-term investments in the Company’s consolidated balance sheets. On June 30, 2010, the Company exercised the ARS Rights. The sale of the ARS settled on July 1, 2010 and the Company received the remaining original par value of the ARS of $21.3 million.
     The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and to classify the associated ARS as trading securities. During the three and nine months ended September 30, 2009, the Company recorded losses of $2.2 million and $1.8 million, respectively, related to the change in estimated fair value of

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
the ARS Rights. During the three and nine months ended September 30, 2010, the Company recorded losses of $4.0 million and $6.9 million, respectively, related to the change in estimated fair value of the ARS Rights.
     Under the terms of the ARS Rights, if the investment firm was successful in selling any ARS prior to June 30, 2010, the investment firm was obligated to pay the Company par value for the ARS sold. During the three and nine months ended September 30, 2009, the investment firm sold ARS with an original par value of $3.1 million and $3.3 million, respectively; the Company received these amounts in cash from the investment firm and recognized realized gains of $0.9 million and $1.0 million, respectively. During 2010, prior to the Company’s exercise of the ARS Rights on June 30, 2010, the investment firm sold ARS with an original par value of $16.5 million, and the Company received this amount in cash from the investment firm and recognized realized gains of $2.1 million.
     During the three and nine months ended September 30, 2009, the Company recorded $1.3 million and $1.7 million, respectively, in income to earnings to recognize gains on the ARS related to the change in estimated fair value of the ARS. During the three and nine months ended September 30, 2010, the Company recorded gains of $4.0 million and $4.9 million, respectively, related to the change in estimated fair value of the ARS.
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

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Auction rate securities – trading securities (short-term investments)	$—	$—	$30,718	$30,718
Auction rate securities rights (short-term investments)	$—	$—	$6,892	$6,892
Marketable securities (1)	$1,665	$—	$—	$1,665
Deferred compensation (2)	$1,682	$—	$—	$1,682

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Marketable securities (1)	$3,252	$—	$—	$3,252
Deferred compensation (2)	$3,240	$—	$—	$3,240

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities that are held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.
     The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction Rate	ARS
	Securities	Rights
Balance on December 31, 2009	$30,718	$6,892
Transfers in and/or (out) of Level 3	—	—
Total gains (losses) realized / unrealized included in earnings	7,007	(6,892)
Total unrealized gains included in accumulated other comprehensive loss	—	—
Purchases, sales, issuances and settlements, net	(37,725)	—

Balance on September 30, 2010	$—	$—

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
     The Company’s historical goodwill disclosures have been recast for comparative purposes to reflect its new operating segments. The carrying amount of goodwill by operating segment as of December 31, 2009 and September 30, 2010 is as follows (in thousands):

	Carrier	Enterprise
	Services	Services	Total
Balance at December 31, 2009:
Goodwill	$202,055	$9,964	$212,019
Accumulated impairment losses	(93,602)	—	(93,602)

	108,453	9,964	118,417
Acquisitions	—	1,125	1,125

Balance at September 30, 2010:
Goodwill	202,055	11,089	213,144
Accumulated impairment losses	(93,602)	—	(93,602)

	$108,453	$11,089	$119,542

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
     On July 7, 2010, the Company acquired BrowserMob LLC (BrowserMob) for cash consideration of $2.2 million. The acquisition of BrowserMob, a provider of on-demand load testing and website monitoring services, expands the Company’s Internet Infrastructure Services. The acquisition was accounted for as a purchase business combination in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of BrowserMob have been included within the Enterprise Services segment in the Company’s consolidated statement of operations since the date of acquisition. In the three months ended September 30, 2010, the Company recorded $1.1 million of goodwill and $1.0 million of definite-lived intangible assets as a result of the acquisition of BrowserMob.
     On October 27, 2010, the Company acquired Quova, Inc. (Quova) for cash consideration of $21.7 million, subject to certain purchase price adjustments. Quova will expand the Company’s Internet Infrastructure Services by providing internet geography data services that enable online businesses to detect and prevent fraud, ensure regulatory compliance, manage digital content rights distribution and localize ads and web content. The acquisition will be accounted for as a purchase business combination in accordance with the Business Combinations Topic of the FASB ASC.
Intangible Assets
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	September 30,	Period
	2009	2010	(in years)
Intangible assets:
Customer lists and relationships	$36,659	$36,859	5.6
Accumulated amortization	(29,483)	(32,617)

Customer lists and relationships, net	7,176	4,242

Acquired technology	17,744	18,544	3.4
Accumulated amortization	(16,131)	(16,574)

Acquired technology, net	1,613	1,970

Trade name	200	200	3.0
Accumulated amortization	(200)	(200)

Trade name, net	—	—

Intangible assets, net	$8,789	$6,212

     Amortization expense, which is included in depreciation and amortization expense, was approximately $1.9 million and $1.2 million for the three months ended September 30, 2009 and 2010, respectively, and $6.1 million and $3.6 million for the nine months ended September 30, 2009 and 2010, respectively. Amortization expense related to intangible assets for the years ended December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is expected to be approximately $4.8 million, $2.7 million, $1.7 million, $0.4 million, $0.2 million and $0.1 million, respectively.
6. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
Facility as of December 31, 2009 and September 30, 2010, but available borrowings were reduced by outstanding letters of credit of $9.0 million and $8.8 million, respectively.
     The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2009, and the nine months ended September 30, 2010, the Company was in compliance with these covenants.
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has three stock incentive plans, the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan), the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan), and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of September 30, 2010, 8,687,010 shares were available for grant or award under the 2009 Plan.
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
     Stock-based compensation expense recognized for the three months ended September 30, 2009 and 2010 was $1.9 million and $5.1 million, respectively, and $10.1 million and $13.9 million for the nine months ended September 30, 2009 and 2010, respectively. As of September 30, 2010, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock and non-vested PVRSUs granted prior to that date is estimated at $37.9 million, which the Company expects to recognize over a weighted average period of approximately 1.56 years. Total unrecognized compensation expense as of September 30, 2010 is estimated based on outstanding non-vested stock options, non-vested restricted stock and non-vested PVRSUs, and may be increased or decreased in future periods for subsequent grants or forfeitures.
Stock Options
     The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended September 30, 2009 and 2010 was $8.49 and $7.86, respectively, and for options granted during the nine months ended September 30, 2009 and 2010 was $6.25 and $8.09, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2009 and 2010, and a discussion of the Company’s assumptions:

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Dividend yield	—%	—%	—%	—%
Expected volatility	41.84%	38.55%	43.85%	39.24%
Risk-free interest rate	2.17%	1.54%	1.54%	2.16%
Expected life of options (in years)	4.42	4.42	4.42	4.42
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
     Risk-free interest rate — The risk-free interest rate is based on U.S. Treasury bonds issued with similar terms to the expected life of the grant.
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
     The following table summarizes the Company’s stock option activity:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(in millions)	(in years)
Outstanding at December 31, 2009	5,951,258	$19.37
Options granted	1,792,325	22.92
Options exercised	(412,513)	11.70
Options forfeited	(448,300)	23.90

Outstanding at September 30, 2010	6,882,770	$20.46	$40.2	4.66

Exercisable at September 30, 2010	3,584,502	$19.66	$27.6	3.50

     The aggregate intrinsic value of options exercised for the nine months ended September 30, 2009 and 2010 was $3.8 million and $5.2 million, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2009	353,157	$22.64
Restricted stock granted	302,590	22.93
Restricted stock vested	(61,752)	23.75
Restricted stock forfeited	(46,635)	22.61

Outstanding at September 30, 2010	547,360	$22.85	$13.6

     The total aggregate intrinsic value of restricted stock vested during the nine months ended September 30, 2010 was approximately $1.4 million. During the three and nine months ended September 30, 2010, the Company repurchased 3,645 and 22,077 shares of common stock, respectively, for an aggregate purchase price of $0.1 million and $0.5 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Restricted Stock Units
     During the years ended 2008 and 2009, the Company granted 291,083 and 532,943 PVRSUs, respectively, to certain employees with an aggregate fair value of $7.6 million and $8.3 million, respectively. During the three months ended March 31, 2010, the Company granted 265,230 PVRSUs to certain employees with an aggregate fair value of $6.1 million. No PVRSUs were granted during the six months ended September 30, 2010. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is being recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target. The Company currently estimates that 0% of the performance target for PVRSUs granted during 2008 will be achieved, 135% of the performance target for PVRSUs granted during 2009 will be achieved and 100% of the performance target for PVRSUs granted during 2010 will be achieved. In the first quarter of 2010, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2008 from 50% of target to 0% of target. In addition, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2009 from 100% of target to 135% of target.
     The Company’s consolidated net income for the three and nine months ended September 30, 2010 was $29.9 million and $83.7 million, respectively, and diluted earnings per share was $0.39 and $1.10 per share, respectively. If the Company had continued to use the previous estimate of achievement of 50% of the performance target for PVRSUs granted during 2008, the as adjusted net income for the three and nine months ended September 30, 2010 would have been approximately $29.8 million and $82.5 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.39 and $1.08 per share, respectively. If the Company had continued to use the previous estimate of achievement of 100% of the performance target for its PVRSUs granted during 2009, the as adjusted net income for the three and nine months ended September 30, 2010 would have been approximately $30.1 million and $84.5 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.40 and $1.11 per share, respectively. If the Company had continued to use the previous estimates of achievement for PVRSUs granted during 2008 and 2009, the as adjusted net income would have been approximately $30.0 million and $83.3 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.39 and $1.10 per share, respectively.
     The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
     The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Non-vested December 31, 2009	839,786	$21.17
Granted	265,230	22.82
Vested	—	—
Forfeited	(203,508)	29.66

Non-vested September 30, 2010	901,508	$19.74	$22.4

Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2009	163,111	$25.13
Granted	58,504	20.51
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2010	221,615	$23.91	$5.5

     These restricted stock units were issued to non-management directors of the Company’s board of directors and will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting, each director’s restricted stock units will be automatically converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service.
Share Repurchase Program
     The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. As of September 30, 2010, a total of 1,082,310 shares had been repurchased under this program for an aggregate purchase price of approximately $25.4 million. All repurchased shares are accounted for as treasury shares.
8. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Computation of basic net income per common share:
Net income	$24,519	$29,949	$73,338	$83,724

Weighted average common shares and participating securities outstanding — basic	74,356	74,808	74,269	74,806

Basic net income per common share	$0.33	$0.40	$0.99	$1.12

Computation of diluted net income per common share:
Net income	$24,519	$29,949	$73,338	$83,724

Weighted average common shares and participating securities outstanding — basic	74,356	74,808	74,269	74,806
Effect of dilutive securities:
Stock-based awards	1,238	1,218	1,140	1,254

Weighted average common shares outstanding — diluted	75,594	76,026	75,409	76,060

Diluted net income per common share	$0.32	$0.39	$0.97	$1.10

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The dilutive effect of common stock options to purchase an aggregate of 2,976,714 and 4,613,445 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended September 30, 2009 and 2010, respectively. The dilutive effect of common stock options to purchase an aggregate of 3,952,734 and 4,176,612 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the nine months ended September 30, 2009 and 2010, respectively.
9. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.
     The following table summarizes the components of total comprehensive income, net of taxes, during the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net income	$24,519	$29,949	$73,338	$83,724
Unrealized loss / gain on investments	(158)	155	295	69
Accumulated translation adjustments	396	171	355	(79)

Total comprehensive income	$24,757	$30,275	$73,988	$83,714

     The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three and nine months ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Tax (provision) benefit:
Unrealized loss / gain on investments	$(114)	$(120)	$(169)	$(45)
Accumulated translation adjustments	$(239)	$(58)	$57	$62
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
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
     The Company reports segment information based on the “management” approach which relies on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM reviews revenues and segment contribution which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from segment contribution.
     The Company’s historical segment disclosures have been recast for comparative purpose to reflect its new reportable segments. Information for the three and nine months ended September 30, 2009 and 2010 regarding the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Carrier Services	$90,093	$97,728	$267,304	$296,537
Enterprise Services	27,110	32,781	78,851	91,955

Total revenue	$117,203	$130,509	$346,155	$388,492

Segment contribution:
Carrier Services	$74,664	$82,789	$220,349	$253,190
Enterprise Services	12,267	15,733	32,769	41,782

Total segment contribution	86,931	98,522	253,118	294,972

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	15,442	18,729	47,501	55,895
Sales and marketing	4,083	3,736	11,312	12,424
Research and development	2,753	3,139	8,133	9,350
General and administrative	11,946	15,597	36,067	47,296
Depreciation and amortization	9,538	10,190	28,115	30,339
Restructuring charges (recoveries)	2,733	(606)	2,733	2,960

Consolidated income from operations	$40,436	$47,737	$119,257	$136,708

     Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
Enterprise-Wide Disclosures
     Geographic area revenues and service offering revenues from external customers for the three and nine months ended September 30, 2009 and 2010, and geographic area long-lived assets as of December 31, 2009 and September 30, 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenues by geographical areas:
North America	$107,710	$121,429	$318,285	$361,452
Europe, Middle East and Africa	6,538	5,020	20,085	15,460
Other regions	2,955	4,060	7,785	11,580

Total revenues	$117,203	$130,509	$346,155	$388,492

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenues by service offerings:
Carrier Services:
Numbering Services	$80,972	$89,592	$239,200	$271,220
Order Management Services	4,919	4,620	14,955	13,341
IP Services	4,202	3,516	13,149	11,976

Total Carrier Services revenue	90,093	97,728	267,304	296,537

Enterprise Services:
Internet Infrastructure Services	13,741	17,260	38,543	48,290
Registry Services	13,369	15,521	40,308	43,665

Total Enterprise Services revenue	27,110	32,781	78,851	91,955

Total revenues	$117,203	$130,509	$346,155	$388,492

	December 31,	September 30,
	2009	2010
Long-lived assets, net
North America	$77,785	$80,959
Europe, Middle East and Africa	4,350	2,139
Other regions	535	46

Total long-lived assets, net	$82,670	$83,144

11. RESTRUCTURING CHARGES
     At December 31, 2009 and September 30, 2010, the total accrued liabilities associated with the Company’s restructuring and other related charges were $3.6 million and $1.4 million, respectively. The accrued restructuring liability is attributable to a 2001 restructuring plan related to reductions in certain leased facilities, reduction in headcount and closure of certain facilities used in the Company’s former NGM operating segment and the relocation of certain operations and support functions to Louisville, Kentucky.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
     At December 31, 2009 and September 30, 2010, the total accrued liability associated with the 2001 restructuring plan related to the reduction in leased facilities was $1.3 million and $1.0 million, respectively. The Company paid approximately $0.4 million and $0.3 million, net of sublease payments, in each of the nine months ended September 30, 2009 and 2010, respectively. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.
     During the fourth quarter of 2008, management implemented a restructuring plan for the Company’s former NGM operating segment, currently part of the Carrier Services segment, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In August 2009, the Company announced the extension of the restructuring plan to include further headcount reductions and closure of certain facilities. Total restructuring charges recorded under this plan since inception included $7.2 million of severance and related costs and $0.8 million of lease and facility exit costs.
     The activity and balance of the restructuring liability related to the Company’s former NGM operating segment for the nine months ended September 30, 2010 are as follows (in thousands):

	Severance	Lease and
	and Related	Facilities Exit
	Costs	Costs	Total
Balance at December 31, 2009	$1,629	$463	$2,092
Additional restructuring cost	1,658	296	1,954
Adjustments	(423)	(160)	(583)
Cash payments	(2,776)	(291)	(3,067)

Balance at September 30, 2010	$88	$308	$396

     Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2013.
     In October 2009, the Company adopted a plan to relocate certain operations and support functions to Louisville, Kentucky. At September 30, 2010, total restructuring charges recorded under this plan since inception were $2.6 million, of which $1.6 million was recorded in the nine months ended September 30, 2010. In the three months ended September 30, 2010, the Company recorded $0.4 million in recoveries related to employee severance and related costs. The Company paid approximately $1.7 million of severance and severance-related costs in the nine months ended September 30, 2010. The accrued restructuring liability relating to this plan was $0.2 million at December 31, 2009. At September 30, 2010, the restructuring plan was complete and the accrued liability relating to this plan was zero.
12. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Interest and other expense:
Interest expense	$436	$403	$1,635	$318
(Gain) loss on asset disposals	(33)	(91)	173	57
Loss on ARS Rights	2,235	4,015	2,657	6,892
Foreign currency transaction (gain) loss	(42)	66	(206)	108
ARS trading losses	—	—	410	—

Total	$2,596	$4,393	$4,669	$7,375

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Interest and other income:
Interest income	$183	$55	$821	$482
Gain on ARS Rights	—	—	886	—
ARS trading gains	2,271	4,015	3,127	7,007
Gain on indemnification claims	—	—	1,180	—
Realized gains cash reserve fund	293	—	338	—

Total	$2,747	$4,070	$6,352	$7,489

     During the three months ended March 31, 2009, the Company received $1.2 million in payment of indemnification claims related to the acquisition of Followap Inc. in 2006. During the three months ended June 30, 2010, the Company recorded a reduction of $1.2 million in interest expense related to a decrease in an accrued sales tax liability.
13. INCOME TAXES
     As of December 31, 2009 and September 30, 2010, the Company had unrecognized tax benefits of $1.1 million and $1.1 million, respectively, of which $1.1 million and $1.1 million, respectively, would affect the Company’s effective tax rate if recognized. The Company’s effective tax rate decreased to 38.8% for the nine months ended September 30, 2010 from 39.4% for the nine months ended September 30, 2009 primarily due to an income tax benefit associated with a worthless stock deduction net of a decrease in income from operations in a certain international location, where such income is taxed at a rate lower than the U.S. federal rate, and an increase in foreign withholding income taxes.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $23,000 and $7,300 for the three months ended September 30, 2009 and 2010, respectively, and $62,000 and $20,000 for the nine months ended September 30, 2009 and 2010, respectively. As of December 31, 2009 and September 30, 2010, the Company had established reserves of approximately $60,000 and $80,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (“IRS”) has initiated an examination of the Company’s federal income tax returns for years 2007 and 2008. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The IRS completed an examination of the Company’s federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $18,000 over the next twelve months due to the expiration of certain statutes of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions by our management that we believe to be reasonable but are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and in subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
     Strong revenue growth, profitability and cash generation remained our focus. Our consolidated revenue for the quarter increased 11.4% to $130.5 million as compared to $117.2 million from the third quarter of 2009. In the nine months ended September 30, 2010, our cash flow provided by operating activities was $95.7 million. This resulted in a total cash, cash equivalents and short-term investment balance of $377.5 million as of September 30, 2010, an increase of $35.4 million from December 31, 2009.
     Our revenue increase was primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We recognized $80.5 million of revenue under our contracts to provide NPAC Services in the third quarter of 2010, a $9.3 million increase, or 13.0%, from the corresponding period in 2009. Additionally, as Internet traffic and web complexity increases, and the need for secure and scalable DNS solutions escalates, we continued to realize demand from our existing and new Internet Infrastructure Services, or IIS, customers. We recognized $17.3 million of revenue from IIS in the third quarter of 2010, a 25.6% increase over the corresponding period in 2009.
     While demand for our services increases, we continue to invest discretely in new, early-stage growth opportunities such as our digital content authentication directory, which supports the newly branded UltraViolet™ digital content locker by which consumers can gain access to their entertainment content. These services utilize our core competencies to help create IP-based ecosystems that will rely on seamless interoperability. While making these investments, we are also returning wealth to shareholders and have initiated our share repurchase plan announced on July 28, 2010. Through the third quarter of 2010, we have repurchased 1.1 million shares of our Class A common stock at an average price of $23.48 per share, for a total purchase price of $25.4 million.
Recent Developments
     On October 6, 2010, we announced the appointment of Lisa Hook as President and Chief Executive Officer of the Company, effective as of October 15, 2010. Ms. Hook previously served as our President and Chief Operating Officer. Ms. Hook succeeds Jeffrey Ganek, who will remain as our Chairman of the Board.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this report, and our subsequent periodic and current reports, for certain matters that may bear on our results of operations.
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
Revenue Recognition
     We provide NPAC Services pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts was determined by an annual fixed-fee pricing model under which the annual fixed-fee, or Base Fee, is set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain IP fields and functionality. Moreover, these contracts provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of whether any volume credits have been earned is done annually at the end of the year and any such credits earned are applied to the following year’s invoices. We determine the fixed and determinable fee under these contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2009, we concluded that the fixed and determinable fee equaled $285.0 million, which is the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of additional credits. For 2010, the fixed and determinable fee equals $322.1 million, which represents the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits.
Restructuring
     At September 30, 2010, the accrued liability associated with our restructuring and other related charges was $1.4 million. As part of our restructuring costs, we record a liability for the estimated cost of the net lease expense for facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of September 30, 2010, our accrued restructuring liability related to our net lease expense and other related charges was $1.3 million. These lease payments will be made over the remaining lives of the leases for facilities that we have vacated, the longest of which extends through 2013. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

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
     Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant which may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the estimated fair value of our share-based compensation. See Note 7 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of September 30, 2010, total unrecognized compensation expense was $37.9 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock and unvested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.56 years.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. As of September 30, 2010, we estimate achievement of 0%, 135% and 100% of the performance targets related to our PVRSUs granted during 2008, 2009 and 2010, respectively.
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
     Our consolidated net income for the three and nine months ended September 30, 2010 was $29.9 million and $83.7 million, respectively, and diluted earnings per share was $0.39 per share and $1.10 per share, respectively. If we had continued to use the previous estimate of achievement of 50% of the performance target for our PVRSUs granted during 2008, the as adjusted net income would have been approximately $29.8 million and $82.5 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.39 per share and $1.08 per share, respectively. If we had continued to use the previous estimate of achievement of 100% of the performance target for our PVRSUs granted during 2009, the as adjusted net income would have been approximately $30.1 million and $84.5 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.40 per share and $1.11 per share, respectively. If we had continued to use the previous estimates of achievement for our PVRSUs granted during 2008 and 2009, the as adjusted net income would have been approximately $30.0 million and $83.3 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.39 per share and $1.10 per share, respectively.

Consolidated Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010
     The following table presents an overview of our results of operations for the three months ended September 30, 2009 and 2010:

	Three Months Ended September 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$90,093	$97,728	$7,635	8.5%
Enterprise Services	27,110	32,781	5,671	20.9%

Total revenue	117,203	130,509	13,306	11.4%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	26,629	30,606	3,977	14.9%
Sales and marketing	20,447	22,518	2,071	10.1%
Research and development	3,948	3,420	(528)	(13.4)%
General and administrative	13,472	16,644	3,172	23.5%
Depreciation and amortization	9,538	10,190	652	6.8%
Restructuring charges (recoveries)	2,733	(606)	(3,339)	(122.2)%

	76,767	82,772	6,005	7.8%

Income from operations	40,436	47,737	7,301	18.1%
Other (expense) income:
Interest and other expense	(2,596)	(4,393)	(1,797)	69.2%
Interest and other income	2,747	4,070	1,323	48.2%

Income before income taxes	40,587	47,414	6,827	16.8%
Provision for income taxes	16,068	17,465	1,397	8.7%

Net income	$24,519	$29,949	$5,430	22.1%

Net income per common share:
Basic	$0.33	$0.40

Diluted	$0.32	$0.39

Weighted average common shares outstanding:
Basic	74,356	74,808

Diluted	75,594	76,026

Revenue
     Total revenue. Total revenue increased $13.3 million due to a $7.6 million increase in revenue from our Carrier Services operating segment and a $5.7 million increase in revenue from our Enterprise Services operating segment.
     Carrier Services. Revenue from our Carrier Services operating segment increased $7.6 million primarily due to an increase of $8.6 million in revenue from our Numbering Services. This $8.6 million increase was primarily due to an increase of $9.3 million in revenue from an established increase in the fixed fee under our contracts to provide NPAC Services, partially offset by a decrease in revenue of $0.5 million from our other Numbering Services. In addition, revenue from our IP Services decreased $0.7 million.
     Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.7 million primarily due to an increase of $3.5 million in revenue from our Internet Infrastructure Services. This was primarily driven by increased demand from existing and new customers for our expanded service offerings. In addition, Registry Services revenue increased $2.2 million due to an increase in the number of common short codes and domain names under management.
Expense
     Cost of revenue. Cost of revenue increased $4.0 million primarily due to an increase of $1.7 million in personnel and personnel-related expense due to increased headcount to support expansion in our new business opportunities, and an increase of $1.5 million in general facility costs to support business growth and ongoing operations. Royalty expense in our Registry Services related to common short codes under management increased $0.8 million.
     Sales and marketing. Sales and marketing expense increased $2.1 million primarily due to an increase of $2.4 million in personnel and personnel-related expense to support our expanded sales and marketing teams as we broaden our geographic presence and increase brand awareness through customer and industry events.
     Research and development. Research and development expense decreased $0.5 million due to a $0.9 million decrease in personnel and personnel-related expense, partially offset by an increase of $0.4 million in contractor costs. The decrease in personnel and personnel-related expense was a result of headcount reductions in connection with certain restructuring activities, while the increase in contractor costs was related to the development of new directory services.
     General and administrative. General and administrative expense increased $3.2 million, due to an increase of $2.4 million in personnel and personnel-related expense and an increase of $0.4 million in contractor and professional fees incurred to support growth in our existing service offerings and new business initiatives.
     Depreciation and amortization. Depreciation and amortization expense increased $0.7 million due to an increase of $1.3 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $0.6 million in amortization of intangible assets related to acquisitions.
     Restructuring charges (recoveries). Restructuring charges decreased $3.3 million primarily due to a decrease in severance and severance-related expense of $2.7 million attributable to our restructuring plan to reduce headcount specific to our former NGM operating segment. In addition, severance and severance-related expense recoveries of $0.4 million were recorded in the third quarter of 2010 attributable to our restructuring plan to relocate certain operations and support functions to Louisville, Kentucky.
     Interest and other expense. Interest and other expense increased $1.8 million due to a $1.8 million increase in losses recorded for our ARS Rights settled on July 1, 2010.
     Interest and other income. Interest and other income increased $1.3 million primarily due to a $1.7 million increase in trading gains recorded for our ARS settled on July 1, 2010, partially offset by a decrease of $0.3 million in realized gains on our investment in a cash reserve fund that was completely liquidated as of December 31, 2009.
     Provision for income taxes. Our estimated annual effective tax rate decreased to 36.8% for the three months ended September 30, 2010 from 39.6% for the three months ended September 30, 2009 primarily due to an income tax benefit associated with a worthless stock deduction, partially offset by a decrease in income from operations in a certain international location, where such income is taxed at a rate lower than the U.S. federal rate, and an increase in foreign withholding income taxes.
Summary of Operating Segments
     The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from operations for the three months ended September 30, 2009 and 2010 (unaudited, dollars in thousands):

	Three Months Ended
	September 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
Revenue:
Carrier Services	$90,093	$97,728	$7,635	8.5%
Enterprise Services	27,110	32,781	5,671	20.9%

Total revenue	$117,203	$130,509	$13,306	11.4%

Segment contribution:
Carrier Services	$74,664	$82,789	$8,125	10.9%
Enterprise Services	12,267	15,733	3,466	28.3%

Total segment contribution	86,931	98,522	11,591	13.3%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	15,442	18,729	3,287	21.3%
Sales and marketing	4,083	3,736	(347)	(8.5)%
Research and development	2,753	3,139	386	14.0%
General and administrative	11,946	15,597	3,651	30.6%
Depreciation and amortization	9,538	10,190	652	6.8%
Restructuring charges (recoveries)	2,733	(606)	(3,339)	(122.2)%

Consolidated income from operations	$40,436	$47,737	$7,301	18.1%

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

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010
     The following table presents an overview of our results of operations for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$267,304	$296,537	$29,233	10.9%
Enterprise Services	78,851	91,955	13,104	16.6%

Total revenue	346,155	388,492	42,337	12.2%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	82,808	89,563	6,755	8.2%
Sales and marketing	59,193	67,400	8,207	13.9%
Research and development	12,775	10,776	(1,999)	(15.6)%
General and administrative	41,274	50,746	9,472	22.9%
Depreciation and amortization	28,115	30,339	2,224	7.9%
Restructuring charges	2,733	2,960	227	8.3%

	226,898	251,784	24,886	11.0%

Income from operations	119,257	136,708	17,451	14.6%
Other (expense) income:
Interest and other expense	(4,669)	(7,375)	(2,706)	58.0%
Interest and other income	6,352	7,489	1,137	17.9%

Income before income taxes	120,940	136,822	15,882	13.1%
Provision for income taxes	47,602	53,098	5,496	11.5%

Net income	$73,338	$83,724	$10,386	14.2%

Net income per common share:
Basic	$0.99	$1.12

Diluted	$0.97	$1.10

Weighted average common shares outstanding:
Basic	74,269	74,806

Diluted	75,409	76,060

Revenue
     Total revenue. Total revenue increased $42.3 million due to a $29.2 million increase in revenue from our Carrier Services operating segment and a $13.1 million increase in revenue from our Enterprise Services operating segment.
     Carrier Services. Revenue from our Carrier Services operating segment increased $29.2 million primarily due to an increase of $32.0 million in revenue from our Numbering Services. Of this $32.0 million increase, $27.8 million resulted from an established increase in the fixed fee under our contracts to provide NPAC Services and $4.6 million was primarily due to system enhancements and additional functionality requested by our Numbering Services customers. These revenue increases were partially offset by a decrease of $1.6 million in revenue from our Order Management Services and a decrease of $1.2 million in revenue from our IP Services.
     Enterprise Services. Revenue from our Enterprise Services operating segment increased $13.1 million primarily due to an increase of $9.7 million in revenue from our IIS. This was primarily driven by increased demand from existing and new customers for our expanded service offerings. In addition, Registry Services revenue increased $3.4 million due to an increase in the number of common short codes and domain names under management.
Expense
     Cost of revenue. Cost of revenue increased $6.8 million primarily due to a $2.7 million increase in general facility costs to support business growth and ongoing operations and an increase of $1.7 million in royalty expense in our Registry Services related to common short codes under management. In addition, cost of revenue increased $1.6 million in personnel and personnel-related expense and $1.3 million in outsourced fees, both of which support our expanded service offerings, including new directory services, and system enhancements for functionality improvements requested by our customers.
     Sales and marketing. Sales and marketing expense increased $8.2 million primarily due to an increase of $7.5 million in personnel and personnel-related expense to support our expanded sales and marketing teams as we broaden our geographic presence and increase brand awareness through customer and industry events. In addition, contractor costs increased $1.0 million related to branding and expanded and new service offerings.
     Research and development. Research and development expense decreased $2.0 million due to a $3.3 million decrease in personnel and personnel-related expense, partially offset by an increase of $1.3 million in contractor costs. The decrease in personnel and personnel-related expense was a result of headcount reductions in connection with certain restructuring activities, while the increase in contractor costs was related to the development of new directory services.
     General and administrative. General and administrative expense increased $9.5 million, primarily due to an increase of $6.1 million in personnel and personnel-related expense and an increase of $4.1 million in contractor costs and professional fees incurred to support growth in our existing service offerings and new business initiatives. This increase was partially offset by a decrease of $0.7 million in other general corporate expense.
     Depreciation and amortization. Depreciation and amortization expense increased $2.2 million due to an increase of $4.7 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $2.5 million in amortization of intangible assets related to acquisitions.
     Restructuring charges. Restructuring charges increased $0.2 million due to severance and severance-related expense of $1.6 million attributable to our restructuring plan initiated in the fourth quarter of 2009 to relocate certain operations and support functions to Louisville, Kentucky, partially offset by a decrease in severance and severance-related expense of $1.5 million attributable to our restructuring plan to reduce headcount and close certain facilities specific to our former NGM operating segment.
     Interest and other expense. Interest and other expense increased $2.7 million primarily due to a $3.8 million net increase in losses recorded in connection with our ARS and ARS Rights, partially offset by a decrease of $1.3 million in interest expense primarily due to a reduction in accrued interest related to a sales tax liability.

     Interest and other income. Interest and other income increased $1.1 million primarily due to a net increase of $3.0 million in gains recorded in connection with our ARS and ARS Rights. This net increase was partially offset by the receipt in the first quarter of 2009 of $1.2 million in payment of indemnification claims made in connection with our 2006 acquisition of Followap, Inc. and a decrease in realized gains of $0.3 million on our investment in a cash reserve fund that was completely liquidated as of December 31, 2009.
     Provision for income taxes. Our estimated annual effective tax rate decreased to 38.8% for the nine months ended September 30, 2010 from 39.4% for the nine months ended September 30, 2009 due primarily to an income tax benefit associated with a worthless stock deduction, partially offset by a decrease in income from operations in a certain international location, where such income is taxed at a rate lower than the U.S. federal rate, and an increase in foreign withholding income taxes.
Summary of Operating Segments
     The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to consolidated income from operations for the nine months ended September 30, 2009 and 2010 (unaudited, dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
Revenue:
Carrier Services	$267,304	$296,537	$29,233	10.9%
Enterprise Services	78,851	91,955	13,104	16.6%

Total revenue	$346,155	$388,492	$42,337	12.2%

Segment contribution:
Carrier Services	$220,349	$253,190	$32,841	14.9%
Enterprise Services	32,769	41,782	9,013	27.5%

Total segment contribution	253,118	294,972	41,854	16.5%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	47,501	55,895	8,394	17.7%
Sales and marketing	11,312	12,424	1,112	9.8%
Research and development	8,133	9,350	1,217	15.0%
General and administrative	36,067	47,296	11,229	31.1%
Depreciation and amortization	28,115	30,339	2,224	7.9%
Restructuring charges	2,733	2,960	227	8.3%

Consolidated income from operations	$119,257	$136,708	$17,451	14.6%

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

     Total cash, cash equivalents and short-term investments were $377.5 million at September 30, 2010, an increase from $342.2 million at December 31, 2009.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. As of and for the nine months ended September 30, 2010, we were in compliance with these covenants. As of September 30, 2010, we had no borrowings under the credit facility and we utilized $8.8 million of the availability under the facility for outstanding letters of credit.
     We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
Cash flows from operations
     Net cash provided by operating activities for the nine months ended September 30, 2010 was $95.7 million, as compared to $126.9 million for the nine months ended September 30, 2009. This $31.2 million decrease in net cash provided by operating activities was principally the result of a decrease in accounts payable and accrued expenses of $20.0 million and an increase in accounts receivable of $11.8 million.
Cash flows from investing
     Net cash provided by investing activities for the nine months ended September 30, 2010 was $8.0 million, as compared to net cash used in investing activities of $7.1 million for the nine months ended September 30, 2009. This $15.2 million increase in net cash provided by investing activities was principally due to an increase of $25.6 million in cash provided by short-term investment sales, partially offset by an increase of $9.1 million in cash used for purchases of property and equipment.
Cash flows from financing
     Net cash used in financing activities was $30.7 million for the nine months ended September 30, 2010, as compared to $8.3 million for the nine months ended September 30, 2009. The $22.4 million increase in net cash used in financing activities was principally the result of $25.4 million used to repurchase our Class A common stock under our share repurchase program announced in July 2010.
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
     As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:
•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third-parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we or our customers rely to access our data centers and other systems;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	power loss, telecommunications failures, pandemics, wars, acts of terrorism, political unrest or other man-made or natural disasters; or

•	errors by our employees or third-party service providers.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2010:

				Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs (2)(3)	Programs (3)
July 1 through July 31, 2010	832	$21.27	—	$300,000,000
August 1 through August 31, 2010	138,112	22.37	136,940	296,935,981
September 1 through September 30, 2010	947,011	23.65	945,370	274,582,848

Total	1,085,955	$23.48	1,082,310	$274,582,848

(1)	The number of shares purchased consists of shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 3,645 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b-5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate. The program will expire in July 2013.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits
     See exhibits listed under the Exhibit Index below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: October 28, 2010	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed October 16, 2010.

10.61.1	First Amendment to Lease by and between Ridgetop Three, L.L.C. and NeuStar, Inc., dated July 15, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.