Form 10-K
period 2010-12-31
NEUSTAR INC
filed 2011-02-25
CIK 1265888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On February 18, 2011, 73,786,714 shares of NeuStar Class A common stock were outstanding and 3,082 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2010 was approximately $1.63 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2010.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We provide authoritative directory and policy management services to our customers, which include communications service providers, or carriers, and non-carrier, commercial businesses, or enterprises. We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate, and we also provide a broad range of innovative services to meet an expansive range of our customers’ needs.

We provide critical directory services that our carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements, including the following:

•	Carrier Services. Our carrier services include numbering services, order management services and Internet Protocol, or IP, services. Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage the increasing complexity in the telecommunications industry and ensure the seamless connection of our carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. We operate the authoritative databases that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large must access a copy of our unique database to properly route their customers’ calls. We also facilitate order management and work flow processing among carriers, and allow operators to manage and optimize the addressing and routing of IP communications.

•	Enterprise Services. Our enterprise services include Internet infrastructure services and registry services. Through our global directory platform, we provide a suite of domain name system, or DNS, services to our enterprise customers. We manage a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains on behalf of our enterprise customers. We are the authoritative provider of essential registry services and manage directories of similar resources, or addresses, that our customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on our services to monitor and load-test websites to help identify issues and optimize performance. We also provide geolocation database services that help enterprises identify the location of their consumers for a variety of purposes, such as target marketing and fraud prevention. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

Background

Changes in the structure of the communications industry over the past two decades have presented increasingly complex technical and operating challenges. Whereas the Bell Operating System once dominated the U.S. telecommunications industry, there are now thousands of service providers, all with disparate networks. Today these service providers must interconnect their networks and carry each other’s traffic to route phone calls, unlike in the past when a small number of incumbent wireline carriers used established, bilateral relationships. In addition, carriers and enterprises are delivering a broad set of new services using a diverse array of technologies. These services, which include voice, data and video, are used in combinations that are far more complex than the historical, uniform voice services of traditional carriers.

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

Our Company

We incorporated in Delaware in 1998 to acquire our number portability business from Lockheed Martin Corporation. We completed this acquisition in November 1999. Our principal executive offices are located at 46000 Center Oak Plaza, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.

The advent of local number portability, or LNP, the Internet and telecommunications mobility has made the routing of worldwide communications significantly more complex and challenging. We simplify this complexity and help solve these challenges for our customers by providing directory services that enable trusted communication across networks, applications and businesses around the world. Our service offerings are aligned to the way we sell to our two common customer bases, carriers and enterprises. We have a shared operations group that spans across our organization to support our global infrastructure. Our global infrastructure has been designed to provide services that are:

•	Reliable. Our services depend on complex technology that is configured to deliver high reliability consistent with stringent industry and customer standards. We have made a commitment to our customers to deliver high quality services meeting numerous measured service level requirements, such as system availability, response times for help desk inquiries and billing accuracy.

•	Scalable. The modular design of our infrastructure enables capacity expansion without service interruption or quality of service degradation, and with incremental investment that provides significant economies of scale.

•	Neutral. We provide our services in a competitively neutral way to ensure that no customer is favored over any other. Our databases and capabilities provide competing entities with fair, equal and secure access to essential shared resources. Moreover, we have made a commitment not to compete with our customers.

•	Trusted. The data we collect are important and proprietary. Accordingly, we have implemented appropriate procedures and systems to protect the privacy and security of customer data, restrict access to our system and protect the integrity of our databases. Our performance with respect to neutrality, privacy and security is independently audited on a regular basis.

Carrier Services

As noted above, our carrier customers face increasingly complex technical and operating challenges resulting from changes in the structure of the communications industry over the past two decades. Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage this complexity and ensure the seamless connection of our carrier customers’ numerous networks, while enhancing the capabilities and performance of their infrastructure. We enable our carrier customers to use, exchange and share critical information, such as telephone numbers; facilitate order management and work flow processing among carriers; and allow operators to direct, prioritize and optimize the addressing and routing of emerging IP communications, particularly as they migrate to the mobile environment.

Through our Carrier Services operating segment, we provide a range of services to our carrier customers, including:

•	Numbering Services. We operate and maintain authoritative databases that help manage the increased complexity in the telecommunications industry. We also ensure the seamless connection of our carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. Our unique set of databases enables our carrier customers to obtain data successfully to dynamically route telephone calls in the United States and Canada. The numbering services we provide to our carrier customers using these databases include number portability administration center services, or NPAC Services, NPAC Services in Canada and LNP services in Taiwan and Brazil, or international LNP solutions, and number inventory and allocation management. Additionally, we enable carriers to manage their networks more efficiently by centrally processing essential changes they use to route communications.

•	Order Management Services. Our Order Management Services permit our carrier customers, through a single interface, to exchange essential operating data with multiple carriers in order to provision services.

•	IP Services. We provide scalable IP services to global carriers that allow them to manage access for the routing of IP communications, such as multimedia messaging service. Our solutions solve the complexity of mapping a phone number to an IP address for accurate and reliable routing to a carrier’s network. We also enable direct network-to-network peering between carriers for voice, video and content services.

Enterprise Services

Our Enterprise Services segment provides an innovative suite of network and directory services for our enterprise customers. We provide DNS solutions and geolocation services for non-carrier, commercial businesses, and serve as the authoritative provider of essential registry services. We manage a directory of similar resources, or addresses, where customers have reliable, fair and secure access and connectivity to their data. We maintain a collection of these essential directories that maintain addresses to help find and resolve Internet queries and top-level domains on behalf of our enterprise customers. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

The range of services we offer to our enterprise customers includes:

•	Internet Infrastructure Services. We provide a suite of DNS services to our enterprise customers built on a global directory platform. These services play a key role in directing and managing Internet traffic flow, resolving Internet queries, providing security protection against Internet breaches called Distributed Denial of Service attacks, providing geolocation services used to enhance target marketing and fraud prevention, and monitoring, testing and measuring the performance of websites and networks.

•	Registry Services. We operate the authoritative registries of Internet domain names for the .biz, .us, .co, .tel and .travel top-level domains. We also provide international registry gateways for China’s .cn and Taiwan’s .tw country-code top-level domains. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We also operate the authoritative Common Short Codes registry on behalf of the US wireless industry.

Operations

Sales Force and Marketing

As of December 31, 2010, our sales and marketing organization consisted of approximately 324 people who work together to offer our customers advanced technologies and solutions to serve our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing team works closely with our sales teams to develop a clear and consistent corporate image.

We have an experienced sales and marketing staff who have extensive knowledge about the management of telephone numbers and domain name systems, number portability and IP directory services. We believe we have close relationships with our customers, and we understand their systems and operations. We have worked closely with our customers to develop solutions such as national pooling, U.S. Common Short Codes, number translation services, and the provisioning of service requests for Voice over Internet Protocol, or VoIP, providers. Our sales teams strive to attract new customers, increase the amount and level of services purchased by existing customers and expand the range of services we provide to our customers.

Customer Support

Customer support personnel are responsible for the resolution of all customer inquiries and provisioning and trouble requests. Our staff works closely with our customers to ensure that our service level agreements are being met. They continually solicit customer feedback and are in charge of bringing together the appropriate internal resources to troubleshoot any problems or issues that customers may have. Performance of these individuals is measured by customer satisfaction surveys and measurements of key performance indicators.

Operational Capabilities

We provide our services through our state-of-the-art data centers and remotely hosted computer hardware that is located in third-party facilities throughout the world. Our data centers, including third-party facilities that we use, are custom designed for the processing and transmission of high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management and information security. In general, we subscribe to the highest level of service and responsiveness available from each third-party vendor that we use. Further, to protect the integrity of our systems, the major components of our networks are generally designed to eliminate any single point of failure.

We consistently meet and frequently exceed our contractual service level requirements. Our performance results for certain services are monitored internally and subjected to independent audits on a regular basis.

Research and Development

We maintain a research and development group, the principle functions of which are to develop new services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvement to existing services focus on the challenges our customers face related to the management of an expanding array of technologies and end-user services across a growing number of carriers and enterprises. We employ industry experts in areas of technology that we believe are key to solving these problems. Our quality control and application testing processes focus predominantly on resolving highly technical issues related to the performance of our technology platforms. These issues are identified through both internal and external feedback mechanisms, and continuous testing of our applications and system platforms to ensure uptime commensurate with the service level standards we have agreed to provide to our customers. As of December 31, 2010, we had approximately 83 employees dedicated to research and development, which include software engineers, quality assurance engineers, technical project managers and documentation specialists. We expense our research and development costs as they are incurred. Our research and development expense was $27.5 million, $16.2 million and $14.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Customers

We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc. and AT&T Inc.; competitive local exchange carriers, such as XO Holdings, Inc. and Level 3 Communications, Inc.; wireless service providers, such as Verizon Wireless Inc., and long distance carriers. We also serve emerging providers, including Comcast Corporation, Cox Communications, Inc. and Cbeyond, Inc., and emerging providers of VoIP services, such as Vonage Holdings Corp.

In addition to serving traditional carriers, we also serve a growing number of customers who are either enablers of Internet services or providers of information and content to Internet and telephone users. For example, customers for our managed DNS services include a wide range of both large and small enterprises, including registry operators, such as the Canadian Internet Registration Authority, and e-commerce companies. All Internet service providers rely on our Internet registry services to route all communications to .biz and .us Internet addresses. Domain name registrars, including Network Solutions, Inc., The Go Daddy Group, Inc., and Web.com Group, Inc. pay us for each .biz and .us domain name they register on behalf of their customers. Wireless service providers rely on our registry to route all U.S. Common Short Code communications, but the bulk of our customers for U.S. Common Short Codes are the information and entertainment content providers who register codes with us to allow wireless subscribers to communicate with them via text messaging.

Our customers include over 12,100 different corporate entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single corporate entity accounted for more than 10% of our total revenue in 2010. The amount of our revenue derived from customers inside the United States was $434.0 million, $431.2 million and $480.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. The amount of our revenue derived from customers outside the United States was $54.8 million, $49.2 million and $46.6 million for the years ended December 31, 2008, 2009 and 2010, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $331.8 million, $306.1 million and $337.1 million for the years ended December 31, 2008, 2009 and 2010, respectively, representing 68%, 64% and 64% of our revenue for the years ended December 31, 2008, 2009, and 2010, respectively. Our total revenue from our contracts with NAPM includes revenues from our NPAC Services, connection services related to our NPAC Services and NPAC-related system enhancements.

We have two operating segments, Carrier Services and Enterprise Services, which are the same as our reportable segments. Due to the realignment of our operating structure and internal financial reporting in the first quarter of 2010, these segments differ from those reported for the year ended December 31, 2009. We chose to realign our operating structure and internal financial reporting by customer type, reflecting how our chief operating decision maker, or CODM, allocates resources and assesses performance. This changed our operating segments and the underlying reporting units, and we have restated the corresponding items of segment information from earlier periods throughout this Form 10-K. For further discussion of the operating results of our segments, including revenue, segment contribution, consolidated income from operations, total long-lived assets, goodwill, and intangible assets, as well as information concerning our international operations, see Note 6 and Note 16 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Competition

Our services most frequently compete against the in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

With respect to our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes where we competed against companies including Accenture plc, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Noblis, Inc., Nortel Networks Corporation, Pearson Education, Inc., Perot Systems Corporation, Telcordia Technologies, Inc. and VeriSign, Inc. We have renewed or extended the term of several of these contracts since they were first awarded to us. Prior to the expiration of our contracts in June 2015 to provide NPAC Services in the United States, our competitors may submit proposals to replace us, in whole or in part, as the provider of the services covered by these contracts. In addition, NAPM has publicly announced plans to issue a request for proposal to solicit offers to provide services under a new NPAC Services contract or contracts that would become effective upon the expiration of our existing NPAC contracts in June 2015. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider with high customer satisfaction of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.

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

We compete against a range of providers of carrier and enterprise services, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into these categories:

•	systems integrators such as Accenture plc, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for carriers and in some cases operate and manage certain back-office systems for carriers on an outsourced basis;

•	with respect to Order Management Services, companies such as Synchronoss Technologies, Inc., Telcordia Technologies, Inc., Syniverse Technologies, Inc. and Evolving Systems, Inc., which offer communication services, including inter-carrier order processing and workflow management on an outsourced basis; and

•	with respect to our Internet Infrastructure Services, companies such as Akamai Technologies, Inc., Afilias Limited, F5 Networks, Inc., Keynote Systems, Inc., Compuware Corporation, and VeriSign, Inc., which compete with us in one or more of our Ultra Services, including internal and external managed DNS services, network monitoring and load testing.

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

We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially and adversely affect our business. The market for Carrier Services may not continue to develop, and carriers and enterprises may not continue to use directory services rather than in-house systems and purchased or internally-developed software.

Employees

As of December 31, 2010, we employed 1,022 persons worldwide. None of our employees is currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Contracts

We provide many of our services pursuant to private commercial and government contracts. Specifically, in the United States, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven regional contracts with NAPM. Although the Federal Communications Commission, or FCC, has plenary authority over the administration of telephone number portability, it is not a party to our contracts with NAPM. The North American Numbering Council, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees NAPM’s management of these contracts. See “— Regulatory Environment — Telephone Numbering.” We recognized revenue under our contracts with NAPM primarily on a per-transaction basis through December 31, 2008, and the aggregate fees for transactions processed under these contracts were determined by the total number of transactions.

In January 2009, we amended our seven regional contracts with NAPM to provide for an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customers reach certain levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality.

During 2009, our customers adopted and implemented these IP fields and functionality, and earned $7.5 million of the additional credits as a result, but did not reach the levels of aggregate telephone number inventories required to earn additional credits. During 2010, our customers earned all of the available additional credits of $15.0 million for the adoption and implementation of certain IP fields and functionality and the attainment of specific levels of aggregate telephone number inventories.

Under both the transaction-based and fixed-fee models, our fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. Under these contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our directory services also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM continue through June 2015.

We also provide wireline and wireless number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per-transaction basis. In July 2010, this contract was amended to continue through December 2016. The services we provide under the contracts with NAPM and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC to us in 2003. In July 2009, the FCC awarded us a short-term contract to continue to serve as the North American Numbering Plan Administrator. The contract commenced on July 9, 2009 and has an initial term of six-months with two six-month extension options exercisable by the FCC. In July 2010, the FCC exercised the second of these two six-month extension options and extended this contract through January 8, 2011. In December 2010, the FCC extended this contract through July 8, 2011. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was two years, commencing in August 2007, and the contract has three one-year extension options that are exercisable at the election of the FCC. In August 2010, the FCC exercised the second of the three one-year extension options to extend the contract through August 14, 2011.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted to us in May 2001. In December 2006, ICANN renewed our .biz contract through December 2012. Under the terms of the amended agreement, the .biz contract automatically renews after 2012 unless it is determined that we have been in fundamental and material breach of certain provisions of the agreement and failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract was originally awarded in October 2001. In October 2007, the government renewed our .us contract for a period of three years. This term may be extended by the government for two additional one-year periods. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the terms of the new .us contract were amended. The amended contract expires in August 2011, with two one-year renewal options exercisable by the Department of Commerce. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.

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

Regulatory Environment

Telephone Numbering

Overview.  Congress enacted the Telecommunications Act of 1996 to remove barriers to entry in the communications market. Among other things, the Telecommunications Act of 1996 mandates portability of telephone numbers and requires traditional telephone companies to provide non-discriminatory access and interconnection to potential competitors. The FCC has plenary jurisdiction over issues relating to telephone numbers, including telephone number portability and the administration of telephone number resources. Under this authority, the FCC promulgated regulations governing the administration of telephone numbers and telephone number portability. In 1995, the FCC established the North American Numbering Council, a federal advisory committee, to advise and make recommendations to the FCC on telephone numbering issues, including telephone number resources administration and telephone number portability. The members of the North American Numbering Council include representatives from local exchange carriers, interexchange carriers, wireless providers, VoIP providers, manufacturers, state regulators, consumer groups, and telecommunications associations.

Telephone Number Portability.  The Telecommunications Act of 1996 requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a series of competitive procurements, a consortium of service providers representing the telecommunications industry selected us to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the North American Numbering Council recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability in their respective regions, subject to North American Numbering Council oversight. Under the rules and policies adopted by the FCC, NAPM, as successor in interest to the seven regional consortiums, has the power and authority to negotiate master agreements with an administrator of telephone number portability, so long as that administrator is neutral.

On November 3, 2005, BellSouth Corporation filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 18, 2011, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. In addition, after the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government-managed procurement in their place. As of February 18, 2011, the FCC had not initiated a formal rulemaking process on either of these petitions, and the Telcordia petitions are still pending. If a Telcordia petition is successful, we may lose one or more of our contracts with North American Portability LLC or lose a portion of our business in one or more geographic regions where we provide services.

North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2009, we “exceeded” and “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2010 have not yet been completed.

Neutrality.  Under FCC rules and orders establishing the qualifications and obligations of the North American Numbering Plan Administrator and National Pooling Administrator, and under our contracts with NAPM to provide telephone number portability services, we are required to comply with neutrality regulations and policies. Under these neutrality requirements, we are required to operate our numbering plan, pooling administration and number portability functions in a neutral and impartial manner, which means that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of those businesses. We are examined periodically on our compliance with these requirements by independent third parties. The combined effect of our contracts and the FCC’s regulations and orders requires that we:

•	not be a telecommunications service provider, which is generally defined by the FCC as an entity that offers telecommunications services to the public at large, and is, therefore, providing telecommunications services on a common carrier basis, or an interconnected VoIP provider;

•	not be an affiliate of a telecommunications service provider or VoIP provider, which means, among other things, that we:

•	must restrict the beneficial ownership of our capital stock by telecommunications service providers, VoIP providers or affiliates of a telecommunications service provider or VoIP provider; and

•	may not otherwise, directly or indirectly, control, be controlled by, or be under common control with, a telecommunications service provider or VoIP provider;

•	not derive a majority of our revenue from any single telecommunications service provider; and

•	not be subject to undue influence by parties with a vested interest in the outcome of numbering administration and activities. Notwithstanding our satisfaction of the other neutrality criteria above, the North American Numbering Council or the FCC could determine that we are subject to such undue influence. The North American Numbering Council may conduct an evaluation to determine whether we meet this “undue influence” criterion.

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

In connection with the neutrality requirements imposed by our code of conduct and under our contracts, we are subject to a number of neutrality audits that are performed on a quarterly and annual basis. In connection with these audits, all of our employees, directors and officers must sign a neutrality certification that states that they are familiar with our neutrality requirements and have not violated them. Failure to comply with applicable neutrality requirements could result in government fines, corrective measures, curtailment of contracts or even the revocation of contracts. See “Risk Factors — Risks Related to Our Business — Failure to comply with neutrality requirements could result in loss of significant contracts” in Item 1A of this report.

In contemplation of the initial public offering of our securities, we sought and obtained FCC approval for a “safe harbor” from previous orders of the FCC that allowed us to consummate the initial public offering for our securities but required us to seek prior approval from the FCC for any change in our overall ownership structure, corporate structure, bylaws, or distribution of equity interests, as well as certain types of transactions, including the issuance of indebtedness by us. Under the safe harbor order, we are required to maintain provisions in our organizational and other corporate documents that require us to comply with all applicable neutrality rules and orders. However, we are no longer required to seek prior approval from the FCC for many of these changes and transactions, although we are required to provide notice of such changes or transactions. In addition, we are subject to the following requirements:

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

Internet Domain Name Registrations

We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN, as described above under “Contracts.” Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract is also described above under “Contracts.” Under each of these registry service contracts, we are required to:

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

Available Information and Exchange Certifications

We maintain an Internet website at www.neustar.biz. Information contained on, or that may be accessed through, our website is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the Investor Relations section of our website under the heading “SEC Filings by NeuStar,” as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Our Principles of Corporate Governance, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics entitled “Corporate Code of Business Conduct” also are available on the Investor Relations section of our website. Stockholders may request free copies of these documents, including a copy of our annual report on Form 10-K, by sending a written request to our Corporate Secretary at NeuStar, Inc., 46000 Center Oak Plaza, Sterling, VA 20166. In the event that we make any changes to, or provide any waivers from, the provisions of our Corporate Code of Business Conduct, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

We have filed, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	failures or interruptions of our systems and services;

•	security or privacy breaches;

•	loss of, or damage to, a data center;

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other directory services;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our customers’ in-house systems or from other providers of carrier or enterprise services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our further potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

The loss of, or damage to, a data center or any other failure or interruption to our network infrastructure could materially harm our revenue and impair our ability to conduct our operations.

Because virtually all of the services we provide require carriers to query a copy of our continuously updated databases and directories to obtain necessary routing, operational and marketing data, the integrity of our data centers, including network elements managed by third parties throughout the world, and the systems through which we deliver our services are essential to our business. Notably, our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable carriers to ensure that telephone calls are routed to the appropriate destinations.

Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we or our customers rely to access our data centers and other systems;

•	errors in the processing of data by our systems;

•	computer viruses, malware or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, penetration attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	virtual hijacking of traffic destined to our systems; or

•	power loss, telecommunications failures, pandemics, wars, acts of terrorism, political unrest or other man-made or natural disasters.

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data if one of the foregoing events occurs. Further, increases in the scope of services that we provide increase the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers from which we may provide services. Moreover, as we add customers, expand our service offerings and increase our visibility in the market we may become a more likely target of attacks similar to those listed in the bullets above. The number of electronic attacks and viruses grows significantly every year, as does the sophistication of these attacks. For example, undetected attackers are able to monitor unencrypted Internet traffic anywhere in the world and modify it before it reaches our destination, and these attackers can harm our customers by stealing identity, Internet email or IP addresses. If we are not able to react to threats and stop attackers from exploiting vulnerabilities, the integrity of our systems and our customers and trading partners may be impacted adversely. If we cannot adequately secure and protect the ability of our data centers, offices, and related systems to perform consistently at a high level and without interruptions, or if we otherwise fail to meet our customers’ expectations:

•	our reputation may be damaged, which may adversely affect our ability to market our services and attract or retain customers;

•	we may be subject to significant penalties or damages claims, under our contracts or otherwise, including the requirement to pay substantial penalties related to service level requirements in our contracts;

•	we may be required to make significant expenditures to repair or replace equipment, third-party systems or, in some cases, an entire data center, or to establish new data centers and systems from which we may provide services;

•	our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform; or

•	one or more of our significant contracts may be terminated early, or may not be renewed.

Any of these consequences would adversely affect our revenue, performance and business prospects.

If our security measures are breached and personally identifiable information is obtained by an unauthorized person, our service may be perceived as not being secure and customers may curtail or stop using our services.

As a number of our products and services are Internet or DNS based, the amount of data we store for our users on our servers (including personal information) has increased. For example, our registry, Ultraviolettm, and mobile service offerings may involve the storage and transmission of consumer information, such as names, addresses, email addresses and other personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached or our systems fail in the future as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to consumers’ data, our reputation and brands will be damaged, the adoption of our products and services could be severely limited, and we could incur significant liability, any of which may cause our business to suffer. Accordingly, we may need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet or DNS-based products and services we offer as well as increase the number of countries where we operate. If an actual or perceived breach of our security measures occurs, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose sales, existing and future business opportunities and customers, and potentially face costly litigation.

Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement.

Our seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all carriers in the United States, to provide NPAC Services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 7% and 13% of our total revenue in 2010, represented in the aggregate approximately 64% of our total revenue in 2010. These contracts have finite terms and are currently scheduled to expire in June 2015. NAPM has publicly announced plans to issue a request for proposal to solicit offers to provide services under a new NPAC Services contract or contracts. We expect that there will be significant competition as a result of this process. Further, we may not win such a competitive procurement if another provider offers to provide the same or similar services at a lower cost. The failure to win the competitive procurement would have a material adverse effect on our business, prospects, financial condition and results of operations. Even if we win the competitive procurement, the new contracts may have different pricing structures or performance requirements than are currently in effect, which could negatively affect our operating performance and may result in additional costs and expenses and possibly lower revenues.

In addition, under the current contracts, NAPM could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. These contracts can be terminated or modified in advance of their scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven. If these contracts are terminated or modified in a manner that is adverse to us, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

A significant decline in the volume of transactions we handle could have a material adverse effect on our results of operations.

Under our contracts with NAPM, we earn revenue for NPAC Services on an annual, fixed-fee basis. However, in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices. In addition, under our contract with the Canadian LNP Consortium Inc., we earn revenue on a per transaction basis. As a result, if industry participants in the United States reduce their usage of our services in a particular year to levels below the established volume range for that year or if industry participants in Canada reduce their usage of our services from their current levels, our revenue and results of operations may suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining carriers decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer turnover among carriers in the industry stabilizes or declines, or if carriers do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If carriers develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our existing services or for the ancillary directory services that we expect to offer, which would harm our future revenue and growth prospects.

Certain of our other contracts may be terminated or modified at any time prior to their completion, which could lead to an unexpected loss of revenue and damage our reputation.

In addition to our contracts with NAPM, we provide other carrier services that generate significant revenue and bolster our reputation as a premier solutions provider to communication service providers. Under various contracts, we serve as the provider of NPAC Services in Canada; operator of the .biz registry; and operator of the registry of U.S. Common Short Codes. Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or our customers, as the case may be, for any reason, including for performance-related or other reasons, the customer may unilaterally terminate or modify the contracts. A termination arising out of our default could expose us to liability, adversely affect our operating performance and lead to an unexpected loss of revenue. Further, each of the contracts discussed above establishes us as the sole provider of the particular services covered by that contract during its term. If one of these contracts was terminated, we would no longer be able to provide the services covered by that contract and could suffer a loss of prestige that would make it more difficult for us to compete for contracts to provide similar services in the future.

Failure to comply with neutrality requirements could result in loss of significant contracts.

Pursuant to orders and regulations of the U.S. government and provisions contained in our material contracts, we must continue to comply with certain neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of our business. The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide. We provide to the FCC and the North American Numbering Council, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements. Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or lenders. For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations. Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S. government and commercial contracts may result in fines, corrective measures or termination of our contracts, any one of which could have a material adverse effect on our results of operations.

Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or otherwise adversely affect our business.

Our domestic operations and those of many of our customers are subject to regulation by the FCC and other federal, state and local agencies. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for many of our services could change in ways that we cannot predict and our revenue could decline. These risks include the ability of the federal government, most notably the FCC, to:

•	increase or change regulatory oversight over the services we provide;

•	adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example,

•	in November 2005, BellSouth Corporation filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; and

•	after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans;

•	prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•	adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers;

•	appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide; and

•	prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the introduction of other services not under the contracts based upon restrictions within the contracts or in FCC policies.

In addition, we are subject to risks arising out of the delegation of the Department of Commerce’s responsibilities for the domain name system to ICANN. Changes in the regulations or statutes to which our customers are subject could cause our customers to alter or decrease the services they purchase from us. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect future regulation or deregulation may have on our business.

If we are unable to protect our intellectual property rights adequately, the value of our services and solutions could be diminished.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Effectively policing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States. Further, because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our services and solutions that may block our use of our intellectual property or may be used by third-parties who compete with our services and solutions.

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

The market for certain of our carrier and enterprise services is competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.

We compete in some areas against our customers, well-funded providers of carrier and enterprise services, communications software companies and system integrators that provide systems and services used by carriers and enterprises to manage their networks and internal operations in connection with telephone number portability and other communications transactions. In addition, our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our services, and by developing new features, services and applications to meet changing customer needs. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenue from these services. We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way, particularly in the early stages of launching a new service. Further, we may experience delays in the development of one or more features of our solutions, which could materially reduce the potential benefits to us for providing these services. In addition, there can be no assurance that our solutions will be adopted by potential customers, or that we will be able to reach acceptable contract terms with customers to provide these services. Our failure to adapt to meet market demand in a cost-effective manner could adversely affect our ability to compete and retain customers or market share.

If we are unable to manage our costs, our profits could be adversely affected.

Historically, sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For example, in 2010, our profits were negatively affected by our business realignment, including a restructuring charge of $3.8 million related to the reduction of employee headcount, CEO severance costs of $2.2 million and a long-lived asset impairment charge of $8.5 million related to our Converged Messaging Services. For us to continue to manage our expanded operations, as well as any future growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If our quality of service is compromised because we are unable to successfully manage our costs, or if new systems that we implement to assist in managing our operations do not produce the expected benefits, we may experience higher turnover in our customer base and our revenue and profits could be adversely affected.

We must recruit and retain skilled employees to succeed in our business, and our failure to recruit and retain qualified employees could harm our ability to maintain and grow our business.

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the services and solutions that we provide and who work well with our customers. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels with Internet service providers and other third-parties. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

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

We currently provide services to customers in Brazil, Taiwan and China. We intend to pursue additional international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

•	economic and political risks in foreign jurisdictions in which we operate or seek to operate;

•	difficulties in enforcing contracts and collecting receivables through some foreign legal systems;

•	differences in foreign laws and regulations, including foreign tax, intellectual property, labor and contract law, as well as unexpected changes in legal and regulatory requirements;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	increased competition by local, regional, or global companies; and

•	difficulties associated with managing a large organization spread throughout various countries.

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

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. For example, in the fourth quarter of 2010 we recognized an $8.5 million non-cash long-lived asset impairment charge related to our Converged Messaging business. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Risks Related to the Financial Market Conditions

The recent financial crisis could negatively affect market utilization of our existing and new services and may harm our financial results.

Our success depends on our ability to generate revenues from our existing services and our introduction of new services, extensions of existing services and geographic expansion. For some of the services we provide, the market has only recently developed, and the viability and profitability of these services is unproven. Our ability to grow our business will be compromised if we do not develop and market services that achieve broad market acceptance with our current and potential customers. If our service offerings do not gain widespread market acceptance, our financial results could suffer. Any unfavorable changes in economic conditions, such as the recent global economic disruption that began in the second half of 2008, may result in lower overall spending by our current and potential customers, and adversely affect our ability to generate revenue from our existing services, introduce new services or extensions of existing services and expand geographically. If the economic downturn is prolonged, we may have difficulty in maintaining and establishing a market for our existing and new services and our financial performance may suffer.

We may need additional capital in the future and it may not be available on acceptable terms.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital in the future to fund our operations, finance investments in equipment or infrastructure, or respond to competitive pressures or strategic opportunities. However, our neutrality requirements may limit or prohibit our ability to obtain debt or equity financing by restricting the ability of certain parties from acquiring our stock or our debt, or the amount that such parties may acquire. In addition, difficulties in the global credit markets may result in a substantial decrease in the availability of credit and more onerous terms on borrowers, including higher interest rates. As a result, additional financing may not be available on terms favorable to us, or at all. Further, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

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

In order to comply with neutrality requirements imposed by the FCC in its orders and rules, no entity that qualifies as a “telecommunications service provider” or affiliate of a telecommunications service provider, as defined under the Communications Act of 1934 and FCC rules and orders, may beneficially own 5% or more of our capital stock. In general, a telecommunications service provider is an entity that offers telecommunications services to the public at large, and is, therefore, providing telecommunications services on a common carrier basis. Moreover, a party will be deemed to be an affiliate of a telecommunications service provider if that party controls, is controlled by, or is under common control with, a telecommunications service provider. A party is deemed to control another if that party, directly or indirectly:

•	owns 10% or more of the total outstanding equity of the other party;

•	has the power to vote 10% or more of the securities having ordinary voting power for the election of the directors or management of the other party; or

•	has the power to direct or cause the direction of the management and policies of the other party.

As a result of this regulation, subject to limited exceptions, our certificate of incorporation (a) prohibits any telecommunications service provider or affiliate of a telecommunications service provider from beneficially owning, directly or indirectly, 5% or more of our outstanding capital stock and (b) empowers our Board of Directors to determine whether any particular holder of our capital stock is a telecommunications service provider or an affiliate of a telecommunications service provider. Among other things, our certificate of incorporation provides that:

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

Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation. In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider or an affiliate of a telecommunications service provider. If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner — meaning, among other things, that we may elect to require that the excess shares be sold. We may request additional information from our stockholders to ensure compliance with this restriction. Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.

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

These restrictions and requirements may:

•	discourage industry participants that might have otherwise been interested in acquiring us from making a tender offer or proposing some other form of transaction that could involve a premium price for our shares or otherwise be in the best interests of our stockholders; and

•	discourage investment in us by other investors who are telecommunications service providers or who may be deemed to be affiliates of a telecommunications service provider, which may decrease the demand for our Class A common stock and cause the market price of our Class A common stock to be lower.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters complex is located in Sterling, Virginia. As of December 31, 2010, we leased approximately 399,000 square feet of space, primarily in the United States, and to a lesser extent in Israel and Europe. Our leased locations each support both of our Carrier Services and Enterprise Services operating segments. We do not own any real property. As of February 18, 2011, we believe that our leased facilities have sufficient capacity to meet the current and projected needs of our business. The following table lists our major locations and primary use for continuing operations:

Leased Property Locations	Approximate Square Footage	General Usage

Sterling, VA, United States	263,000	Corporate headquarters
California, United States	47,000	General office and sales
Kentucky, United States	18,000	Customer support
District of Colombia, United States	13,000	General office and sales
Haifa, Israel	47,000	General office and sales
Staines, United Kingdom	6,000	General office and sales

Upon expiration of the property leases, we expect to obtain renewals or to lease alternative space. Lease expiration dates range from 2011 through 2021.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Our Common Stock

Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 18, 2011, our Class A common stock was held by 316 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low

Fiscal year ended December 31, 2009
First quarter	$19.87	$12.77
Second quarter	$22.36	$16.48
Third quarter	$23.57	$19.65
Fourth quarter	$24.32	$21.79
Fiscal year ended December 31, 2010
First quarter	$26.10	$21.87
Second quarter	$26.73	$20.23
Third quarter	$25.12	$20.20
Fourth quarter	$27.07	$23.89

There is no established public trading market for our Class B common stock. As of February 18, 2011, our Class B common stock was held by 6 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2009 or 2010 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our Board of Directors deems relevant.

Purchases of Equity Securities

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2010:

				Approximate
				Dollar Value
			Total Number of	of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Month	Purchased(1)	per Share	Programs(2)(3)	Programs(3)

October 1 through October 31, 2010	249,222	$24.65	248,665	$268,452,734
November 1 through November 30, 2010	92,643	26.25	92,070	266,035,908
December 1 through December 31, 2010	253,032	26.22	245,354	259,600,457

Total	594,897	$25.57	586,089	$259,600,457

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 8,808 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

Performance Graph

The following chart compares Neustar’s cumulative stockholder return on its common stock over the last five fiscal years compared with $100 invested in the: (a) Russell 2000 Index; (b) Russell 3000 Index; and (c) NYSE TMT Index, and Index of Technology, Media and Telecommunications companies, each over that same period. We have moved from the Russell 2000 Index, the index used in previous years, to the Russell 3000. For comparative purposes, both the Russell 2000 and Russell 3000 Indices are reflected in the following chart. Neustar will not include the Russell 2000 Index in next year’s performance graph.

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

The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2010. The selected consolidated statements of operations data for each of the three years ended December 31, 2008, 2009 and 2010, and the selected consolidated balance sheet data as of December 31, 2009 and 2010, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2006 and 2007, and the selected consolidated balance sheet data as of December 31, 2006, 2007 and 2008, have been derived from our audited consolidated financial statements and related notes not included in this report.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$332,957	$429,172	$488,845	$480,385	$526,812
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	86,106	94,948	105,589	113,260	121,712
Sales and marketing	47,671	70,833	74,182	83,371	90,609
Research and development	17,639	27,381	27,527	16,160	13,993
General and administrative	34,902	48,633	58,407	55,974	68,984
Depreciation and amortization	24,016	37,731	40,582	38,040	40,167
Restructuring charges	—	—	1,691	6,022	7,331
Impairment of goodwill	—	—	93,602	—	—
Impairment of long-lived assets	—	—	18,159	—	8,495

	210,334	279,526	419,739	312,827	351,291

Income from operations	122,623	149,646	69,106	167,558	175,521
Other (expense) income:
Interest and other expense	(1,260)	(1,147)	(16,237)	(6,071)	(8,178)
Interest and other income	3,984	4,612	13,112	7,519	7,592

Income before income taxes	125,347	153,111	65,981	169,006	174,935
Provision for income taxes	51,353	60,776	61,687	67,865	68,726

Net income	73,994	92,335	4,294	101,141	106,209
Net income attributable to noncontrolling interests	(95)	—	—	—	—

Net income attributable to NeuStar, Inc. common stockholders	$73,899	$92,335	$4,294	$101,141	$106,209

Net income attributable to NeuStar, Inc. common stockholders per common share:
Basic	$1.02	$1.21	$0.06	$1.36	$1.42

Diluted	$0.94	$1.16	$0.06	$1.34	$1.40

Weighted average common shares outstanding:
Basic	72,438	76,038	74,350	74,301	74,555

Diluted	78,340	79,300	76,107	75,465	76,065

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,252	$198,678	$161,653	$342,191	$345,372
Working capital	53,970	210,870	164,636	316,263	345,221
Goodwill and intangible assets	257,051	240,944	134,661	127,206	143,625
Total assets	448,259	616,661	519,166	647,804	733,874
Deferred revenue and customer credits, excluding current portion	17,921	18,063	11,657	8,923	10,578
Long-term debt and capital lease obligations, excluding current portion	3,925	10,923	11,933	10,766	4,076
Total stockholders’ equity	341,146	480,535	386,653	504,437	596,112

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In the first quarter of 2010, we realigned our organizational structure and internal financial reporting by customer type to reflect our strategic focus which is to serve our customers more effectively. This reorganization has resulted in two operating segments: Carrier Services and Enterprise Services. Customers of the Carrier Services segment are comprised primarily of communications service providers, or carriers, and customers of the Enterprise Services segment are comprised primarily of non-carrier, commercial businesses, or enterprises. We anticipate that this new structure will give us a greater ability to create a solutions approach for our customers with value propositions focused on mission critical solutions for our customers, rather than simply targeting individual services. In addition, this approach will enable greater efficiencies in our direct and indirect distribution channels.

Revenue growth, profitability and cash generation was strong in 2010. Our consolidated revenue for the year increased 9.7% to $526.8 million as compared to $480.4 million from 2009. Our cash flows from operations for the year ended December 31, 2010 were $144.8 million due to the increased demand for our services and our disciplined cost management. This resulted in total cash, cash equivalents and investments of $382.4 million as of December 31, 2010.

Our revenue increase of $46.4 million was primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We recognized $322.1 million of revenue under our contracts to provide NPAC Services in 2010, a $29.6 million increase, or 10.1%, from 2009. Additionally, as Internet traffic and web complexity increases, and the need for secure and scalable DNS solutions rise, we continued to realize demand from our existing and new Internet Infrastructure Services, or IIS, customers. We recognized $69.1 million of revenue from IIS in 2010, a 24.2% increase over 2009.

As demand for our services increased, we also continued to make discrete investments in new, early-stage growth opportunities to help further our growth for the future. One such investment is our digital content authentication directory, which supports the UltraViolettm digital content locker by which consumers can gain access to their entertainment content. These services utilize our core competencies to help create IP-based ecosystems that will rely on seamless interoperability. While making these investments, we also returned wealth to stockholders in the form of a share repurchase plan announced on July 28, 2010. For the full-year 2010, we have repurchased 1.7 million shares of our Class A common stock at an average price of $24.21 per share, for a total purchase price of $40.4 million.

Our Company

We provide authoritative technology and policy management services to our customers, which include carriers and enterprises. We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate and we also provide a broad range of innovative services to meet an expansive range of our customers’ needs.

We provide critical directory and clearinghouse services that our carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements, including the following:

•	Carrier Services. Our carrier services include numbering services, order management services and IP services. Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage the increasing complexity in the telecommunications industry and ensure the seamless connection of our carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. We operate the authoritative databases that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large must access a copy of our unique database to properly route their customers’ calls. We also facilitate order management and work flow processing among carriers, and allow operators to manage and optimize the addressing and routing of IP communications.

•	Enterprise Services. Our enterprise services include Internet infrastructure services and registry services. Through our global directory platform, we provide a suite of DNS services to our enterprise customers. We manage a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. We are the authoritative provider of essential registry services and manage directories of similar resources, or addresses, that our customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on our services to monitor and load-test websites to help identify issues and optimize performance. We also provide geolocation database services that help enterprises identify the location of their consumers for a variety of purposes, such as target marketing and fraud prevention. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, depreciation and amortization, and restructuring charges.

Cost of revenue includes all direct materials costs, direct labor costs, and indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies, payment processing fees, and general facilities cost. Our primary cost of revenue is personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid related to our U.S. Common Short Code services and registry gateway services. Cost of revenue also includes costs relating to our information technology and systems department, including network costs, data center maintenance, database management, data processing costs and general facilities costs.

Sales and marketing expense consists of personnel costs, such as salaries, sales commissions, travel, stock-based compensation, and other personnel-related expense; costs associated with attending and sponsoring trade shows; facilities costs; professional fees; costs of marketing programs, such as Internet and print marketing programs, as well as costs for product branding, market analysis and forecasting; and customer relationship management.

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

Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation could be materially affected. See Item 1A of this report, “Risk Factors,” for certain matters that may bear on our results of operations.

Revenue Recognition

As part of our carrier services, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with NAPM. In 2008, we recognized revenue under our contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions.

In January 2009, we amended our seven regional contracts with NAPM. The aggregate fees for transactions processed under the amended contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These amended contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be earned if the customers under these amended contracts reach certain levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality. The amendments also enable our customers to earn credits if the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of credits earned based on transaction volume is done annually at the end of the year and earned credits are applied to the following year’s invoices. To the extent any available additional credits expire unused at the end of a year, they will be recognized as revenue at that time. We determine the fixed and determinable fee under these amended contracts on an annual basis at the beginning of each year and recognize this fee in our Carrier Services operating segment on a straight-line basis over twelve months.

For 2009, we concluded that the fixed and determinable fee equaled $285.0 million, which represented the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of available additional credits. During 2009, our carrier customers adopted and implemented the requisite IP fields and functionality, and as a result earned $7.5 million of the additional credits for each of 2009, 2010 and 2011. However, the customers did not reach the levels of aggregate telephone number inventories required to earn additional credits in 2009 and as a result, we recognized $7.5 million of additional revenue in the fourth quarter of 2009. Our total revenue recognized under our seven regional contracts with NAPM to provide NPAC Services was $292.5 million for the year ended December 31, 2009.

For 2010, we concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of available additional credits. During 2010, our carrier customers earned all of the available additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

Fees under our contracts with NAPM are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the FCC. Under our contracts with NAPM, we also bill a Revenue Recovery Collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transactions charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers.

For more information regarding our revenue recognition policy, please see Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Service Level Standards

Some of our private commercial contracts require us to meet service level standards and impose corresponding penalties for failure to meet those standards. We record a provision for these performance-related penalties when we become aware that we have failed to meet required service levels, which results in a corresponding reduction of our revenue.

Restructuring

As of December 31, 2010, the accrued liability associated with our restructuring and other related charges was $5.0 million. As part of our restructuring costs, we recorded a liability for the estimated cost of the net lease expense for facilities that we are no longer using. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of December 31, 2010, our accrued restructuring liability related to our net lease expense and other related charges was $1.0 million. These lease payments will be made over the remaining lives of the leases for facilities that we have vacated, the longest of which extends through 2013. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Acquisitions

We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration, when applicable, are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates reflect a market participant’s expected use of the asset and the appropriate discount rates from a market participant perspective. Our estimates are based on historical experience, information obtained from the management of the acquired companies and includes assistance from an independent third-party appraisal firm. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During the year ended 2010, we completed the acquisitions of BrowserMob LLC and Quova, Inc. and recorded values of $1.1 million and $5.1 million to goodwill, respectively, and $1.0 million and $15.0 million of definite-lived intangible assets, respectively. See Note 3 to our Consolidated Financial Statements in Item 8 of Part II of this report.

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

In the first quarter of 2010, we realigned our operating structure and internal financial reporting by customer type, reflective of how our chief operating decision maker, or CODM, allocates resources and assesses performance. This realignment changed our operating segments and the underlying reporting units. As a result of this realignment, we reassigned our goodwill to each of our reporting units. The goodwill attributable to our former Next Generation Messaging, or NGM, reporting unit has been assigned to our Carrier Services reporting unit. The services, technology and customer base of our NGM business was renamed Converged Messaging Services while the sales and marketing functions were transitioned to the broader Carrier Services reporting unit. Our goodwill attributable to our former Clearinghouse reporting unit was allocated among each of our three reporting units, Carrier Services, Internet Infrastructure Services and Registry Services, using a relative fair value approach. We determined the estimated fair value of each of our reporting units for purposes of allocating our goodwill using both an income approach and a market approach. We did not identify indicators of impairment in connection with this realignment.

Our 2010 annual goodwill impairment analysis, which we performed for each of our three reporting units as of October 1, 2010, did not result in an impairment charge. We determined the estimated fair value of our reporting units using the income approach and the market approach, consistent with the approach we utilized in our analysis performed in the first quarter of 2010. To assist in the process of determining fair value, we performed internal valuation analyses, considered other publicly available market information and obtained appraisals from external advisors. Significant assumptions used in the determination of fair value under the income approach included assumptions regarding market penetration, anticipated growth rates, and risk-adjusted discount rates. Significant assumptions used in the determination of fair value under the market approach included the selection of comparable companies.

The key assumptions used in our 2010 annual goodwill impairment test to determine the fair value of our reporting units included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0% to 5.0%; (c) a discount rate of 13.0% to 18.5%, which was based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the income approach and the market approach valuation techniques.

As of the date of our 2010 annual impairment test, our estimated fair values for each of our reporting units substantially exceeded each of our reporting units’ carrying value. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of our control that could cause actual results to differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of one of our reporting units to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change of our operating segments or reporting units, requiring a reallocation and impairment analysis of our goodwill. A goodwill impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. As of December 31, 2010, we had $108.5 million and $16.2 million, respectively, in goodwill for our Carrier Services and Enterprise Services operating segments.

Impairment of Long-Lived Assets

Our long-lived assets primarily consist of property and equipment and intangible assets. We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimation of undiscounted cash flows is done at the lowest possible level for which there are identifiable cash flows. If such assets fail the recoverability test, the impairment to be recognized is measured as the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Management must exercise judgment in determining whether an event has occurred that may impair the value of the long-lived assets. Factors that could indicate that impairment may exist include significant underperformance relative to a plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of our reporting units for a sustained period of time.

In the fourth quarter of 2010, we decided to exit one of our IP Services businesses, specifically our Converged Messaging business. We believe that our decision to exit this business was an indicator of impairment for long-lived assets in our Converged Messaging asset group. As a result, in the fourth quarter of 2010, we performed a recoverability test and determined that the future undiscounted cash flows of the asset group was less than the carrying value. We recorded an $8.5 million charge for impairment of long-lived assets, the largest component of which consisted of capitalized technology. In determining fair value, we utilized estimates from external advisors and valuation models that involved assumptions about replacement cost, obsolescence factors, future cash flows, discount rates and, as appropriate, review of market comparables. We believe that the assumptions and estimates used to determine the estimated fair value of this asset group are reasonable; however, assumptions and estimates used by management that are incorporated within the estimated fair value of our Converged Messaging asset group may not reflect specific incentives or attributes of a particular buyer from which a sales price is determined and may result in further impairment or a loss on sale. As of December 31, 2010, we had $1.6 million in long-lived assets in our Converged Messaging asset group.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with NAPM, we bill an RRC fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. Beginning July 1, 2005, the RRC fee was 1% of monthly billings. On July 1, 2008, the RRC fee was reduced to 0.75% and further reduced to 0.65% on July 1, 2010. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

Investments

As of December 31, 2010, we have approximately $50.8 million of investments in pre-refunded municipal bonds that are secured by an escrow fund of U.S. Treasury notes. These investments are accounted for as available-for-sale securities and unrealized gains or losses are recorded in other comprehensive income. We determined the fair value of our investments using observable inputs such as quoted prices in active markets. As of December 31, 2010, we determined that any declines in the fair value of our investments are not other-than-temporary. Given the significance of investments to our consolidated balance sheet, declines in the fair value that are considered to be other-than-temporary could have a material effect on our consolidated financial statements. We are exposed to investment risk as it relates to changes in the market value of our investments.

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

We assess uncertain tax positions and recognize income tax benefits when, based on the technical merits of a tax position, we believe that if a dispute arose with the taxing authority and was taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Our practice is to recognize interest and penalties related to income tax matters in income tax expense.

Tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service, or IRS, has initiated an examination of our federal income tax returns for the years 2007 and 2008. While the ultimate outcome of the audit is uncertain, we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows. The IRS completed an examination of our federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Compensation — Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for stock-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Because stock-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant, which estimate may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the estimated fair value of our stock-based compensation. See Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the periods covered in this report. As of December 31, 2010, total unrecognized compensation expense was $32.9 million, which relates to unvested stock options, unvested restricted stock units, unvested restricted stock awards and unvested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.45 years.

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each period or tranche separately, based upon our determination of whether it is probable that the performance targets and vesting will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. As of December 31, 2010, we estimate achievement of

0%, 133% and 100% of the performance targets related to our PVRSUs granted during 2008, 2009 and 2010, respectively.

Changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements. In the first quarter of 2010, we revised our estimate of the achievement of the performance target related to the PVRSUs granted during 2008 from 50% of target to 0% of target. In addition, in the first quarter of 2010 we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2009 from 100% of target to 135% of target and further revised our estimate to 133% of target in the fourth quarter of 2010.

Our consolidated net income for the year ended December 31, 2010 was $106.2 million and diluted earnings per share was $1.40 per share. If we had continued to use the previous estimate of achievement of 50% of the performance target for our PVRSUs granted during 2008, our as adjusted net income would have been approximately $104.8 million and our as adjusted diluted earnings per share would have been approximately $1.38 per share. If we had continued to use the previous estimate of achievement of 100% of the performance target for our PVRSUs granted during 2009, our as adjusted net income would have been approximately $107.0 million and our as adjusted diluted earnings per share would have been approximately $1.41 per share. If we had continued to use the previous estimates of achievement for our PVRSUs granted during 2008 and 2009, our as adjusted net income would have been approximately $105.7 million and our as adjusted diluted earnings per share would have been approximately $1.39 per share.

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

The following table presents an overview of our results of operations for the years ended December 31, 2009 and 2010.

	Years Ended December 31,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(in thousands, except per share data)

Revenue:
Carrier Services	$370,471	$397,708	$27,237	7.4%
Enterprise Services	109,914	129,104	19,190	17.5%

Total revenue	480,385	526,812	46,427	9.7%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	113,260	121,712	8,452	7.5%
Sales and marketing	83,371	90,609	7,238	8.7%
Research and development	16,160	13,993	(2,167)	(13.4)%
General and administrative	55,974	68,984	13,010	23.2%
Depreciation and amortization	38,040	40,167	2,127	5.6%
Restructuring charges	6,022	7,331	1,309	21.7%
Impairment of long-lived assets	—	8,495	8,495	100.0%

	312,827	351,291	38,464	12.3%

Income from operations	167,558	175,521	7,963	4.8%
Other (expense) income:
Interest and other expense	(6,071)	(8,178)	(2,107)	34.7%
Interest and other income	7,519	7,592	73	1.0%

Income before income taxes	169,006	174,935	5,929	3.5%
Provision for income taxes	67,865	68,726	861	1.3%

Net income	$101,141	$106,209	$5,068	5.0%

Net income per common share:
Basic	$1.36	$1.42

Diluted	$1.34	$1.40

Weighted average common shares outstanding:
Basic	74,301	74,555

Diluted	75,465	76,065

Revenue

Total revenue.  Total revenue increased $46.4 million due to a $27.2 million increase in revenue from our Carrier Services operating segment and a $19.2 million increase in revenue from our Enterprise Services operating segment.

Carrier Services.  Revenue from our Carrier Services operating segment increased $27.2 million primarily due to an increase of $32.3 million in revenue from our Numbering Services. Of this $32.3 million increase, $29.6 million resulted from an established increase in the fixed fee under our contracts to provide NPAC Services and $2.0 million was primarily due to system enhancements and additional functionality requested by our Numbering Services customers. These revenue increases were partially offset by a decrease of $3.9 million in revenue from our IP Services and a decrease of $1.2 million in revenue from our Order Management Services.

Enterprise Services.  Revenue from our Enterprise Services operating segment increased $19.2 million primarily due to an increase of $13.5 million in revenue from our IIS. This was primarily driven by increased demand from existing and new customers for our expanded service offerings, such as IP geolocation database services. In addition, Registry Services revenue increased $5.7 million due to an increase in the number of common short codes and domain names under management.

Expense

Cost of revenue.  Cost of revenue increased $8.5 million primarily due to a $4.8 million increase in general facility costs that include data center and database management costs, computer rental and maintenance costs and payment processing fees to support business growth and ongoing operations. Royalty expense in our Registry Services increased $3.1 million due to more common short codes under management. In addition, cost of revenue increased by $1.4 million in personnel and personnel-related expense to support our expanded service offerings, including new directory services, and system enhancements for functionality improvements requested by our customers. These increases were offset by a decrease of $1.2 million in other direct costs primarily related to setup and implementation costs.

Sales and marketing.  Sales and marketing expense increased $7.2 million due to an increase in personnel and personnel-related expense for our expanded sales and marketing teams, primarily in our Enterprise Services. This increased headcount supports our growth as we broaden our portfolio of services, geographic presence and brand awareness through product initiatives, as well as, customer and industry events.

Research and development.  Research and development expense decreased $2.2 million due to a $3.5 million decrease in personnel and personnel-related expense primarily in our Converged Messaging Services business, partially offset by an increase of $1.3 million in contractor costs. The decrease in personnel and personnel-related expense resulted from headcount reductions in connection with restructuring activities attributable to our Converged Messaging Services business, while the increase in contractor costs related to the development of new directory services.

General and administrative.  General and administrative expense increased $13.0 million, primarily due to costs incurred to support business growth and costs incurred in preparation for new business opportunities and corporate initiatives. The driver of the increase also included further investments in our core teams in support of the business operations. Personnel and personnel-related expense increased $7.2 million, primarily as a result of headcount additions, an increase of $3.0 million in stock-based compensation expense, and severance-related costs of $2.2 million for the departure of our former Chairman and Chief Executive Officer. In addition, contractor costs and professional fees increased $5.7 million, including legal and finance.

Depreciation and amortization.  Depreciation and amortization expense increased $2.1 million due to an increase of $4.7 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $2.5 million in amortization of intangible assets related to acquisitions.

Restructuring charges.  Restructuring charges increased $1.3 million primarily due to an increase of $3.8 million in severance and severance-related charges attributable to our 2010 management transition — restructuring plan and to an increase of $0.6 million attributable to our 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky. These increases were offset by a decrease of

$3.1 million attributable to our restructuring plan initiated in 2008 to reduce headcount and close certain facilities specific to our Converged Messaging Services business.

Impairment of long-lived assets.  In the fourth quarter of 2010, we decided to exit our Converged Messaging Services business and recorded an impairment charge of $8.5 million to write down our Converged Messaging property and equipment assets, including capitalized technology, by $7.9 million and Converged Messaging intangible assets by $0.6 million. There was no corresponding charge for the year ended December 31, 2009. On February 7, 2011, we sold certain assets and liabilities of our Converged Messaging Services business.

Interest and other expense.  Interest and other expense increased $2.1 million primarily due to a $3.1 million net increase in losses recorded in connection with our ARS and ARS Rights and a $0.4 million loss on asset disposals, partially offset by a decrease of $1.7 million in interest expense primarily due to a reduction in accrued interest related to a sales tax liability.

Interest and other income.  Interest and other income increased $0.1 million primarily due to a net increase of $2.1 million in gains recorded in connection with our Auction Rate Securities, or ARS, and a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the ARSs, or ARS Rights. This net increase was partially offset by the receipt in the first quarter of 2009 of a $1.2 million payment for indemnification claims made in connection with our 2006 acquisition of Followap, Inc. and a decrease in realized gains of $0.5 million on our investment in a cash reserve fund that was completely liquidated as of December 31, 2009.

Provision for income taxes.  Our estimated annual effective tax rate decreased to 39.3% for the year ended December 31, 2010 from 40.2% for the year ended December 31, 2009 due primarily to an income tax benefit associated with a worthless stock deduction claimed in our 2009 consolidated U.S. Federal income tax return and an increase in the U.S. benefit of foreign branch losses, net of an increase in foreign withholding income taxes.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from operations for the years ended December 31, 2009 and 2010.

	Year Ended December 31,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(dollars in thousands)

Revenue:
Carrier Services	$370,471	$397,708	$27,237	7.4%
Enterprise Services	109,914	129,104	19,190	17.5%

Total revenue	$480,385	$526,812	$46,427	9.7%

Segment contribution:
Carrier Services	$309,091	$340,391	$31,300	10.1%
Enterprise Services	46,130	59,284	13,154	28.5%

Total segment contribution	355,221	399,675	44,454	12.5%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	67,093	75,862	8,769	13.1%
Sales and marketing	15,437	16,345	908	5.9%
Research and development	10,905	11,972	1,067	9.8%
General and administrative	50,166	63,982	13,816	27.5%
Depreciation and amortization	38,040	40,167	2,127	5.6%
Restructuring charges	6,022	7,331	1,309	21.7%
Impairment of long-lived assets	—	8,495	8,495	100.0%

Consolidated income from operations	$167,558	$175,521	$7,963	4.8%

Segment contribution is determined based on internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from the segment contribution.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

The following table presents an overview of our results of operations for the years ended December 31, 2008 and 2009.

	Years Ended December 31,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(in thousands, except per share data)

Revenue:
Carrier Services	$392,336	$370,471	$(21,865)	(5.6)%
Enterprise Services	96,509	109,914	13,405	13.9%

Total revenue	488,845	480,385	(8,460)	(1.7)%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	105,589	113,260	7,671	7.3%
Sales and marketing	74,182	83,371	9,189	12.4%
Research and development	27,527	16,160	(11,367)	(41.3)%
General and administrative	58,407	55,974	(2,433)	(4.2)%
Depreciation and amortization	40,582	38,040	(2,542)	(6.3)%
Restructuring charges	1,691	6,022	4,331	256.1%
Impairment of goodwill	93,602	—	(93,602)	(100.0)%
Impairment of long-lived assets	18,159	—	(18,159)	(100.0)%

	419,739	312,827	(106,912)	(25.5)%

Income from operations	69,106	167,558	98,452	142.5%
Other (expense) income:
Interest and other expense	(16,237)	(6,071)	10,166	(62.6)%
Interest and other income	13,112	7,519	(5,593)	(42.7)%

Income before income taxes	65,981	169,006	103,025	156.1%
Provision for income taxes	61,687	67,865	6,178	10.0%

Net income	$4,294	$101,141	$96,847	2,255.4%

Net income per common share:
Basic	$0.06	$1.36

Diluted	$0.06	$1.34

Weighted average common shares outstanding:
Basic	74,350	74,301

Diluted	76,107	75,465

Revenue

Total revenue.  Total revenue decreased $8.5 million due to a $21.9 million decrease in revenue from our Carrier Services operating segment, offset by a $13.4 million increase in revenue from our Enterprise Services operating segment.

Carrier Services.  Revenue from our Carrier Services operating segment decreased $21.9 million primarily due to a decrease of $20.9 million in revenue from our Numbering Services. This $20.9 million decrease was primarily due to a $28.5 million decrease resulting from a pricing model change in our contracts to provide NPAC Services from a transaction-based model in effect for 2008 to an annual fixed fee with price escalators, offset by an increase of $4.6 million in revenue primarily due to system enhancements and additional functionality requested by our Numbering Services customers. Revenue from our Order Management Services decreased $2.6 million and revenue from our IP Services increased $1.6 million.

Enterprise Services.  Revenue from our Enterprise Services operating segment increased $13.4 million primarily due to an increase of $11.2 million in revenue from our IIS. This was primarily driven by increased demand from existing and new customers for our expanded service offerings. In addition, Registry Services revenue increased $2.2 million due to an increase in the number of common short codes and domain names under management.

Expense

Cost of revenue.  Cost of revenue increased $7.7 million primarily due to a $5.2 million increase in personnel and personnel-related expense and a $1.2 million increase in outsourced services. Royalty expense in our Registry Services increased $1.0 million due to more common short codes under management. In addition, other direct costs increased $0.7 million related to setup and implementation costs. These increases were offset by a decrease of $0.5 million in general facility costs, primarily attributable to computer rental and maintenance costs.

Sales and marketing.  Sales and marketing expense increased $9.2 million primarily due to an increase of $6.8 million in contractor costs and $1.7 million in personnel and personnel-related expense, both of which primarily related to our focus on branding and our expanded service offerings, and a $0.7 million increase in general facility costs.

Research and development.  Research and development expense decreased $11.4 million primarily due to a decrease of $9.4 million in personnel and personnel-related expense and a decrease of $1.5 million in contractor costs. The decrease of $9.4 million in personnel and personnel-related expense was related to decreased headcount, including a decrease of $6.8 million attributable to restructuring of our former NGM business initiated in 2008.

General and administrative.  General and administrative expense decreased $2.4 million primarily due to a $1.7 million decrease in contractor and professional fees and a $1.5 million decrease in personnel and personnel-related expense primarily related to headcount reductions attributable to the restructuring of our former NGM business. These decreases were partially offset by a $0.7 million increase in general facility costs.

Depreciation and amortization.  Depreciation and amortization expense decreased $2.5 million primarily due to a $4.0 million decrease in amortization as a result of a write-down in the book value of our intangible assets resulting from an impairment charge recorded in the fourth quarter of 2008. This decrease was partially offset by a $1.3 million increase in the depreciation of capital assets.

Restructuring charges.  Restructuring charges increased $4.3 million primarily due to a $3.6 million increase in severance and severance-related expenses attributable to our former NGM business restructuring initiated in 2008 and a $1.0 million increase attributable to our restructuring plan initiated in the fourth quarter of 2009 to relocate certain operations and support functions to Louisville, Kentucky.

Impairment of goodwill.  We recorded total impairment charges of $93.6 million to write down the value of goodwill from our former NGM operating segment in 2008. There was no corresponding expense for the year ended December 31, 2009. As of December 31, 2010, our former NGM operating segment is included in our Carrier Services operating segment.

Impairment of long-lived assets.  In the fourth quarter of 2008, we recorded an impairment charge of $18.2 million to write-down our former NGM operating segment intangible assets by $12.9 million and property and equipment assets by $5.3 million. There was no corresponding expense for the year ended December 31, 2009. As of December 31, 2010, our former NGM operating segment is included in our Carrier Services operating segment.

Interest and other expense.  Interest and other expense decreased $10.2 million primarily due to a $10.2 million decrease in other-than-temporary impairment charges and trading losses recorded for our ARS in 2008.

Interest and other income.  Interest and other income decreased $5.6 million primarily due to a decrease of $8.5 million in gains on our ARS rights and a $2.7 million decrease in interest income due to lower yields on our investments as compared to the year ended December 31, 2008. These decreases were partially offset by a $4.5 million increase in realized gains on our short-term investments and the receipt of a $1.2 million payment for indemnification claims made in connection with our 2006 acquisition of Followap Inc.

Provisions for income taxes.  Our annual effective tax rate decreased to 40.2% for the year ended December 31, 2009 from 93.5% for the year ended December 31, 2008 due primarily to the impact of the $93.6 million non-cash impairment charges during 2008 related to our write-down of goodwill, none of which is deductible for tax purposes. The income tax provision for the year ended December 31, 2009 increased $6.2 million as compared to the year ended December 31, 2008 due primarily to an increase in income from operations excluding the goodwill impairment charges during 2008 and gains from the reduction of reserves associated with uncertain tax positions during 2008.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from operations for the years ended December 31, 2008 and 2009.

	Year Ended December 31,
	2008	2009	2008 vs. 2009
	$	$	$ Change	% Change
	(dollars in thousands)

Revenue:
Carrier Services	$392,336	$370,471	$(21,865)	(5.6)%
Enterprise Services	96,509	109,914	13,405	13.9%

Total revenue	$488,845	$480,385	$(8,460)	(1.7)%

Segment contribution:
Carrier Services	$315,455	$309,091	$(6,364)	(2.0)%
Enterprise Services	36,120	46,130	10,010	27.7%

Total segment contribution	351,575	355,221	3,646	1.0%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	59,439	67,093	7,654	12.9%
Sales and marketing	12,574	15,437	2,863	22.8%
Research and development	14,566	10,905	(3,661)	(25.1)%
General and administrative	41,856	50,166	8,310	19.9%
Depreciation and amortization	40,582	38,040	(2,542)	(6.3)%
Restructuring charges	1,691	6,022	4,331	256.1%
Impairment of goodwill	93,602	—	(93,602)	(100.0)%
Impairment of long-lived assets	18,159	—	(18,159)	(100.0)%

Consolidated income from operations	$69,106	$167,558	$98,452	142.5%

Segment contribution is determined based on internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from the segment contribution.

Consolidated Results of Operations

We operate in two operating segments — Carrier Services and Enterprise Services. We have provided consolidated results of operations for our Carrier Services operating segment and our Enterprise Services operating segment. For further discussion of the operating results of our Carrier Services operating segment and our Enterprise Services operating segment, including revenue, segment contribution, consolidated income from continuing operations, and enterprise-wide related disclosures, see Note 16 to the Consolidated Financial Statements in Item 8 of Part II of this report.

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

Total cash, cash equivalents and short-term investments were $345.4 million at December 31, 2010, a slight increase from $342.2 million at December 31, 2009.

We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. As of and for the year ended December 31, 2010, we were in compliance with these covenants. As of December 31, 2010, we had no borrowings under the credit facility and we utilized $8.8 million of the availability under the facility for outstanding letters of credit.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

On February 7, 2011, we sold certain business assets and liabilities of Neustar NGM Services, Inc., or NGM Services, and its subsidiaries. We expect to treat the common stock of NGM Services as worthless for U.S. income tax purposes. As a result of the anticipated worthless stock deduction for the common stock of NGM Services, we expect to recognize an associated income tax benefit of approximately $27.0 million to $37.0 million, during the year ended December 31, 2011, which primarily represents the book and tax basis differences associated with our investment in NGM Services.

Discussion of Cash Flows

2010 compared to 2009

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2010 was $144.8 million, as compared to $175.3 million for the year ended December 31, 2009. This $30.5 million decrease in net cash provided by operating activities was principally the result of a decrease in accounts payable and accrued expenses of $23.0 million and an increase in accounts receivable of $21.1 million. These decreases in net cash provided by operating activities were partially offset by a decrease in deferred revenue of $10.9 million.

Cash flows from investing

Net cash used investing activities for the year ended December 31, 2010 was $72.8 million, as compared to $10.6 million for the year ended December 31, 2009. This $62.2 million increase in net cash used in investing activities was principally due to our use of cash for the purchases of the pre-refunded municipal bonds of $50.8 million in 2010, an increase of $21.3 million in cash paid for acquisitions, and an increase of $12.6 million in purchases of property and equipment. These uses of cash were partially offset by an increase in cash provided by sales of short-term investments of $22.5 million attributable to our ARS and ARS Rights.

Cash flows from financing

Net cash used in financing activities was $45.0 million for the year ended December 31, 2010, as compared to $11.1 million for the year ended December 31, 2009. The $33.9 million increase in net cash used in financing activities was primarily driven by $40.4 million in repurchases of our Class A common stock under a share repurchase program announced in July 2010, and this use was partially offset by an increase of $6.1 million in proceeds from the exercise of stock options.

2009 compared to 2008

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2009 was $175.3 million, as compared to $167.6 million for the year ended December 31, 2008. This $7.7 million increase in net cash provided by operating activities was principally the result of an increase in net income of $96.8 million and an increase in net changes in operating assets and liabilities of $14.3 million. These increases were partially offset by a decrease in non-cash adjustments of $103.4 million. The increase in net changes in operating assets and liabilities of $14.3 million was primarily due to an increase of $7.7 million in our accounts payable and accrued expenses and an increase of $6.0 million in our income taxes payable. Non-cash adjustments decreased $103.4 million, primarily due to a decrease of $93.6 million in goodwill impairment charges and a decrease of $18.2 million in a long-lived assets impairment charge, both recorded in the year ended December 31, 2008. The decreases of impairment charges included non-cash adjustments that were partially offset by an increase in the net gains of $5.0 million related to our short-term investments.

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

Cash flows from financing

Net cash used in financing activities was $11.1 million for the year ended December 31, 2009, as compared to net cash used in financing activities of $119.9 million for the year ended December 31, 2008. The $108.8 million decrease in net cash used in financing activities principally resulted from the use of $124.9 million in 2008 to repurchase our Class A common stock; there were no corresponding repurchases in 2009. This decrease in net cash used was partially offset by a $7.6 million decrease in excess tax benefits from stock-based compensation, a reduction of $4.4 million in proceeds from the exercise of stock options, and an increase of $3.9 million in principal repayments on capital lease obligations.

Contractual Obligations

Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2010.

Payments Due by Period

		Less Than	2-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)

Capital lease obligations	$11,260	$6,892	$4,368	$—	$—
Operating lease obligations	64,253	8,756	15,075	11,690	28,732

Total	$75,513	$15,648	$19,443	$11,690	$28,732

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2010:

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)

Standby letters of credit	$8,805	$8,805	$—	$—	$—

The amounts presented in the tables above may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for a discussion on income taxes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2008, 2009 and 2010.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of the effects of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009 and 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

Exposure to market rate risk for changes in interest rates affects the value of our investment portfolio. We have not used derivative financial instruments to hedge against such risk in our investment portfolio. We invest in securities of highly-rated issuers and follow investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, our exposure to this risk is mitigated by the relatively short-term nature of these investments. Based on a hypothetical 10% adverse movement in interest rates, the impact on our interest income for our short-term investments for the year ended December 31, 2010 would have been insignificant.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2010, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.

Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 25, 2011

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$304,581	$331,570
Restricted cash	512	556
Short-term investments	37,610	13,802
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $1,435 respectively	64,019	82,250
Unbilled receivables	2,986	7,188
Notes receivable	—	567
Prepaid expenses and other current assets	11,171	12,797
Deferred costs	6,916	5,849
Deferred tax assets	6,973	6,146

Total current assets	434,768	460,725
Long-term investments	—	37,009
Property and equipment, net	73,881	74,296
Goodwill	118,417	124,651
Intangible assets, net	8,789	18,974
Notes receivable, long-term	—	1,023
Deferred costs, long-term	1,731	1,052
Deferred tax assets, long-term	5,124	10,137
Other assets, long-term	5,094	6,007

Total assets	$647,804	$733,874

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,872	$3,882
Accrued expenses	60,180	57,808
Income taxes payable	2,764	1,590
Deferred revenue	26,117	31,751
Notes payable	987	—
Capital lease obligations	10,235	6,325
Accrued restructuring reserve	2,459	4,703
Other liabilities	3,891	9,445

Total current liabilities	118,505	115,504
Deferred revenue, long-term	8,923	10,578
Capital lease obligations, long-term	10,766	4,076
Accrued restructuring reserve, long-term	1,111	315
Other liabilities, long-term	4,062	7,289

Total liabilities	143,367	137,762
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2010	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 79,425,095 and 80,294,573 shares issued and outstanding at December 31, 2009 and 2010, respectively	79	80
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2009 and 2010, respectively	—	—
Additional paid-in capital	338,109	364,346
Treasury stock, 4,967,979 and 6,665,228 shares at December 31, 2009 and 2010, respectively, at cost	(128,757)	(169,848)
Accumulated other comprehensive loss	(463)	(144)
Retained earnings	295,469	401,678

Total stockholders’ equity	504,437	596,112

Total liabilities and stockholders’ equity	$647,804	$733,874

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2009	2010

Revenue:
Carrier Services	$392,336	$370,471	$397,708
Enterprise Services	96,509	109,914	129,104

Total revenue	488,845	480,385	526,812
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	105,589	113,260	121,712
Sales and marketing	74,182	83,371	90,609
Research and development	27,527	16,160	13,993
General and administrative	58,407	55,974	68,984
Depreciation and amortization	40,582	38,040	40,167
Restructuring charges	1,691	6,022	7,331
Impairment of goodwill	93,602	—	—
Impairment of long-lived assets	18,159	—	8,495

	419,739	312,827	351,291

Income from operations	69,106	167,558	175,521
Other (expense) income:
Interest and other expense	(16,237)	(6,071)	(8,178)
Interest and other income	13,112	7,519	7,592

Income before income taxes	65,981	169,006	174,935
Provision for income taxes	61,687	67,865	68,726

Net income	$4,294	$101,141	$106,209

Net income per common share:
Basic	$0.06	$1.36	$1.42

Diluted	$0.06	$1.34	$1.40

Weighted average common shares outstanding:
Basic	74,350	74,301	74,555

Diluted	76,107	75,465	76,065

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Class A		Class B		Additional		Other		Total
	Common Stock		Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Equity

Balance at December 31, 2007	77,082	$77	4	$—	$293,785	$(3,221)	$(140)	$190,034	$480,535
Common stock options exercised	1,613	2	—	—	6,132	—	—	—	6,134
Stock-based compensation expense	—	—	—	—	13,373	—	—	—	13,373
Restricted stock granted (forfeited)	230	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(124,855)	—	—	(124,855)
Common stock received for tax withholding	—	—	—	—	—	(327)	—	—	(327)
Excess tax benefit from stock option exercises	—	—	—	—	8,238	—	—	—	8,238
Net income	—	—	—	—	—	—	—	4,294	4,294
Other comprehensive income (loss)
Unrealized gain on investments, net of tax of $237	—	—	—	—	—	—	364	—	364
Foreign currency translation adjustment, net of tax of $380	—	—	—	—	—	—	(1,103)	—	(1,103)

Comprehensive income	—	—	—	—	—	—	—	—	3,555

Balance at December 31, 2008	78,925	79	4	—	321,528	(128,403)	(879)	194,328	386,653
Common stock options exercised	344	—	—	—	1,706	—	—	—	1,706
Stock-based compensation expense	—	—	—	—	14,279	—	—	—	14,279
Conversion of Class B common stock to Class A common stock	1	—	(1)	—	—	—	—	—	—
Restricted stock granted (forfeited)	155	—	—	—	—	—	—	—	—
Common stock received for tax withholding	—	—	—	—	—	(354)	—	—	(354)
Excess tax benefit from stock option exercises	—	—	—	—	596	—	—	—	596
Net income	—	—	—	—	—	—	—	101,141	101,141
Other comprehensive income
Unrealized gain on investments, net of tax of $170	—	—	—	—	—	—	141	—	141
Foreign currency translation adjustment, net of tax of $114	—	—	—	—	—	—	275	—	275

Comprehensive income	—	—	—	—	—	—	—	—	101,557

Balance at December 31, 2009	79,425	79	3	—	338,109	(128,757)	(463)	295,469	504,437
Common stock options exercised	596	1	—	—	7,765	—	—	—	7,766
Stock-based compensation expense	—	—	—	—	18,252	—	—	—	18,252
Restricted stock granted (forfeited)	274	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(40,400)	—	—	(40,400)
Common stock received for tax withholding	—	—	—	—	—	(691)	—	—	(691)
Net excess tax benefit from stock option exercises	—	—	—	—	220	—	—	—	220
Net income	—	—	—	—	—	—	—	106,209	106,209
Other comprehensive income
Unrealized gain on investments, net of tax of $140	—	—	—	—	—	—	277	—	277
Foreign currency translation adjustment, net of tax of $109	—	—	—	—	—	—	42	—	42

Comprehensive income	—	—	—	—	—	—	—	—	106,528

Balance at December 31, 2010	80,295	$80	3	$—	$364,346	$(169,848)	$(144)	$401,678	$596,112

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2009	2010

Operating activities:
Net income	$4,294	$101,141	$106,209
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	40,582	38,040	40,167
Stock-based compensation	13,373	14,279	18,252
Amortization of deferred financing costs	182	169	170
Excess tax benefits from stock option exercises	(8,238)	(596)	(1,613)
Deferred income taxes	(3,488)	3,248	(4,430)
Impairment of goodwill	93,602	—	—
Impairment of long-lived assets	18,159	—	8,495
Provision for doubtful accounts	2,387	3,045	2,600
Other-than-temporary loss on available-for-sale investments and loss (gain) on trading securities	12,905	(4,078)	(7,007)
(Gain) loss on auction rate securities rights	(9,416)	2,524	6,892
Amortization of bond premium	—	—	12
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,536	3,621	(17,515)
Unbilled receivables	(447)	(2,156)	(4,202)
Notes receivable	2,159	759	(1,590)
Prepaid expenses and other current assets	877	(1,060)	(640)
Deferred costs	5	3,204	1,746
Income taxes receivable	3,618	5,217	—
Other assets	1,309	(383)	(520)
Other liabilities	(488)	4,242	6,774
Accounts payable and accrued expenses	2,737	10,397	(12,615)
Income taxes payable	(3,254)	2,764	439
Accrued restructuring reserve	1,250	114	1,448
Deferred revenue	(7,018)	(9,147)	1,705

Net cash provided by operating activities	167,626	175,344	144,777
Investing activities:
Purchases of property and equipment	(25,780)	(25,497)	(38,077)
Sales of investments	45,830	15,274	37,725
Purchases of investments	—	—	(50,762)
Businesses acquired, net of cash acquired	(14,112)	(350)	(21,658)

Net cash provided by (used in) investing activities	5,938	(10,573)	(72,772)
Financing activities:
Disbursement of restricted cash	(8)	(16)	(44)
Principal repayments on notes payable	(3,343)	(3,377)	(987)
Principal repayments on capital lease obligations	(5,721)	(9,657)	(12,208)
Proceeds from exercise of common stock options	6,134	1,706	7,766
Excess tax benefits from stock-based compensation	8,238	596	1,613
Repurchase of restricted stock awards	(327)	(354)	(691)
Repurchase of common stock	(124,855)	—	(40,400)

Net cash used in financing activities	(119,882)	(11,102)	(44,951)
Effect of foreign exchange rates on cash and cash equivalents	(1,483)	83	(65)

Net increase in cash and cash equivalents	52,199	153,752	26,989
Cash and cash equivalents at beginning of year	98,630	150,829	304,581

Cash and cash equivalents at end of year	$150,829	$304,581	$331,570

Supplemental cash flow information:
Cash paid for interest	$1,417	$1,413	$1,247

Cash paid for income taxes	$65,859	$56,996	$72,726

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company or Neustar) was incorporated as a Delaware corporation in 1998. The Company provides authoritative directory and policy management services to its customers, which include communications service providers, or carriers, and non-carrier, commercial businesses, or enterprises. The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. The Company provides the authoritative solution that the communications industry relies upon to meet this mandate and the Company also provides a broad range of innovative services to meet an expansive range of its customers’ needs.

The Company provides critical directory services that its carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements, including the following:

•	Carrier Services. The Company’s carrier services include numbering services, order management services and Internet protocol (IP) services. Through its set of unique databases and system infrastructure in geographically dispersed data centers, the Company manages the increasing complexity in the telecommunications industry and ensures the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. The Company operates the authoritative databases that manage virtually all telephone area codes and numbers, and enables the dynamic routing of calls among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large must access a copy of the Company’s unique database to properly route their customers’ calls. The Company also facilitates order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of IP communications.

•	Enterprise Services. The Company’s enterprise services include Internet infrastructure services and registry services. Through the Company’s global directory platform, the Company provides a suite of domain name system (DNS) services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides geolocation database services that help enterprises identify the location of their consumers for a variety of purposes, such as target marketing and fraud prevention. Additionally, the Company provides directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

Operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Prior to the first quarter of 2010, the Company reported its results of operations based on two operating segments: Clearinghouse and Next Generation Messaging (NGM). In the first quarter of 2010, the Company realigned its organizational structure and internal financial reporting by customer type, reflecting how the CODM allocates resources and assesses performance. This realignment by customer type resulted in two operating segments: Carrier Services and Enterprise Services. The Company’s operating segments are the same as its reportable segments.

Reclassification

In the first quarter of 2010, the Company changed its presentation of revenues to conform to its operating segments by customer type (see Note 16). Prior year revenues have been reclassified to conform to the current year presentation.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determined the fair value of its short-term investments as of December 31, 2009 using discounted cash flow models (see Note 5). As of December 31, 2010, the Company determined the fair value of its short-term and long-term investments utilizing quoted market prices in active markets (see Note 5). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2009		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$304,581	$304,581	$331,570	$331,570
Restricted cash (current assets)	$512	$512	$556	$556
Short-term investments	$37,610	$37,610	$13,802	$13,802
Notes receivable	$—	$—	$1,590	$1,590
Marketable securities (long-term other assets)	$1,665	$1,665	$3,681	$3,681
Long-term investments	$—	$—	$37,009	$37,009
Deferred compensation (long-term other liabilities)	$1,682	$1,682	$3,621	$3,621

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are investments that are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents. Supplemental non-cash information to the consolidated statements of cash flows is as follows:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)

Fixed assets acquired through capital leases	$14,150	$10,787	$1,414
Accounts payable incurred to purchase fixed assets	294	3,672	1,104

Restricted Cash

As of December 31, 2009 and 2010, approximately $0.5 million and $0.6 million, respectively, of cash was held with a local bank in the form of a bank guarantee as security for the Company’s performance under a noncancelable operating lease agreement and was classified as restricted cash on the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company’s cash management and investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally granting uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. Customers under the Company’s contracts with North American Portability Management LLC are charged a Revenue Recovery Collection fee (see “Accounts Receivable, Revenue Recovery Collection and Allowance for Doubtful Accounts” below).

Investments

The Company’s investments classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices or other valuation methods, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other (expense) income. Upon sale, the cost of available-for-sale investments originally purchased prior to 2010 was based on a pro-rata allocation of

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary losses previously recognized as a charge to earnings. The cost at time of sale of available-for-sale investments purchased during 2010 is based upon the specific identification method. Interest and dividends on these securities is included in interest and other income.

The Company periodically evaluates whether any declines in the fair value of its investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; the Company’s intent to sell an impaired security; and the probability that the Company will be required to sell the security before the market value recovers. Prior to April 1, 2009, declines in value below cost for investments which the Company had the ability and intent to hold the investment for a period of time sufficient to allow for a market recovery, were not recognized as an other-than-temporary charge in earnings. Beginning April 1, 2009, if an investment which the Company does not intend to sell prior to recovery declines in value below its amortized cost basis and it is not more likely than not that the Company will be required to sell the related security before the recovery of its amortized cost basis, the Company recognizes the difference between the present value of the cash flows expected to be collected and the amortized cost basis, or credit loss, as an other-than-temporary charge in interest and other expense. The difference between the estimated fair value and the security’s amortized cost basis at the measurement date related to all other factors is reported as a separate component of accumulated other comprehensive loss.

The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. During 2009 and 2010, the Company classified its auction rate securities as trading pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in earnings (see Note 4 and Note 5). Interest and dividends on these securities are included in interest and other income.

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with North American Portability Management LLC (NAPM), the Company bills a Revenue Recovery Collections (RRC) fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. On July 1, 2008, the RRC fee was reduced from 1% to 0.75%. On July 1, 2010, the RRC fee was reduced to 0.65%. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient, the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $2.6 million and $2.6 million are included in accrued expenses as of December 31, 2009 and 2010, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $1.4 million and $1.4 million as of December 31, 2009 and 2010, respectively. Bad debt expense amounted to $2.4 million, $3.0 million and $2.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of assets acquired through capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Impairments of long-lived assets are determined in accordance with the Property, Plant and Equipment Topic of the FASB ASC. In the fourth quarter of 2010, the Company recorded an impairment charge of $7.9 million related to property and equipment, including capitalized technology, used by its Converged Messaging asset group (see “Impairment of Long-Lived Assets” below).

The Company capitalizes software development and acquisition costs in accordance with the Intangibles — Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2009 and 2010, the Company capitalized costs related to internal use software of $19.3 million and $28.8 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2008, 2009 and 2010 was $11.1 million, $12.4 million and $15.2 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For purposes of the Company’s annual impairment test completed on October 1st of 2008 and 2009, the Company identified and assigned goodwill to two reporting units, Clearinghouse and NGM. For purposes of the Company’s annual impairment test completed on October 1st of 2010, the Company identified and assigned goodwill to three reporting units, Carrier Services, Internet Infrastructure Services, and Registry Services (see Note 6).

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and a market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In 2008, the Company recorded goodwill impairment charges of $93.6 million related to its former NGM reporting unit (see Note 6). There was no impairment charge related to the Company’s former Clearinghouse reporting unit in the year ended December 31, 2008. There were no goodwill impairment charges recognized during the years ended December 31, 2009 and 2010.

Identifiable Intangible Assets

Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. In 2008, the Company recorded an intangible asset

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of $12.9 million related to its former NGM operating segment (see Note 6). There were no impairment charges recognized during the year ended December 31, 2009. In the fourth quarter of 2010, the Company recorded an intangible asset impairment charge of $0.6 million related to its Converged Messaging asset group (see “Impairment of Long-Lived Assets” below).

The Company’s identifiable intangible assets are amortized as follows:

	Years	Method

Acquired technologies	3-5	Straight-line
Customer lists and relationships	3-7	Various
Trade name	3	Straight-line

Amortization expense related to identifiable intangible assets is included in depreciation and amortization expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with Property, Plant and Equipment Topic of the FASB ASC, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating undiscounted cash flows is performed at the lowest possible level for which there are identifiable cash flows. If the carrying amount of the assets exceeds the future undiscounted cash flows expected to be generated by those assets, such assets fail the recoverability test and an impairment charge would be recognized, measured as the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.

In connection with the interim and annual goodwill impairment tests of the former NGM reporting unit, in the first and fourth quarters of 2008, the Company performed a recoverability test of the NGM long-lived assets. For purposes of recognition and measurement of impairment, the Company determined that the lowest level of identifiable cash flows was at the former NGM reporting unit level. This asset grouping was determined at the former NGM reporting unit level because the NGM long-lived assets do not have identifiable cash flows that are independent of the cash flows of other NGM assets and liabilities.

The Company concluded that the future undiscounted cash flows of the NGM asset group exceeded its carrying amount as of March 31, 2008 and no asset impairment charge was recognized at such time. The Company determined that the undiscounted cash flows of the NGM asset group were below the carrying amount as of October 1, 2008, and an impairment of long-lived assets charge of $18.2 million was recognized during the fourth quarter of 2008 in the consolidated statements of operations (see Note 6 and Note 7).

In the fourth quarter of 2008, the Company commenced a plan to restructure its NGM business. In August 2009, the Company announced the extension of this restructuring plan to include further headcount reductions and the closure of certain facilities. Due to the Company’s extension of its NGM restructuring plan and the resulting change in the projected results of the NGM business, the Company performed a recoverability test of its long-lived assets, including intangible assets, in the NGM asset group and determined that the carrying value of the assets was recoverable from the undiscounted cash flows.

In the first quarter of 2010, the Company realigned its organizational structure, and its NGM business was included with other IP-related services in the Company’s Carrier Services operating segment. The services, technology and customer base of the NGM business was renamed Converged Messaging Services while the sales and marketing functions were transitioned to the broader Carrier Services operating segment. In the fourth quarter of 2010, the Company decided to exit the Converged Messaging business. The Company believes that its decision to

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exit this business was an indicator of impairment for long-lived assets in its Converged Messaging asset group. As a result, in the fourth quarter of 2010, the Company performed a recoverability test and determined that the future undiscounted cash flows of the asset group was less than the carrying value. The Company recorded an $8.5 million charge for impairment of long-lived assets, the largest component of which was capitalized technology. In determining fair value, the Company utilized estimates from external advisors and valuation models that involved assumptions about replacement cost, obsolescence factors, future cash flows, discount rates and, as appropriate, review of market comparables. The Company believes that the assumptions and estimates used to determine the estimated fair value of its asset group are reasonable; however, assumptions and estimates used by management that are incorporated within the estimated fair value of the Company’s Converged Messaging asset group may not reflect specific incentives or attributes of a particular buyer from which a sales price is determined and may result in further impairment or a loss on sale. As of December 31, 2010, the Company had $1.6 million in long-lived assets in its Converged Messaging asset group.

Revenue Recognition

The Company provides essential technology and directory services to carrier and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.

Significant Contracts

As part of its carrier services, the Company provides number portability administration center services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. In 2008, the Company recognized revenue under its contracts with NAPM primarily on a per-transaction basis. The aggregate fees for transactions processed under these contracts were determined by the total number of transactions. In January 2009, the Company amended its seven regional contracts with NAPM. As a result of these amendments, the aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $340.0 million and $362.1 million in 2009 and 2010, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These amended contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which will be applied to reduce the Base Fee for the applicable year. Customers under these amended contracts may earn additional credits of up to $15.0 million annually in 2009, 2010 and 2011 if the customers reach specific levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality. The amendments also enable the Company’s customers to earn credits if the volume of transactions in a given year is above or below the contractually established volume for that year. The determination of credits earned based on transaction volume is done annually at the end of the year and earned credits are applied to the following year’s invoices. To the extent any available additional credits expire unused at the end of a year, they will be recognized in revenue at that time. The Company determines the fixed and determinable fee under these amended contracts on an annual basis at the beginning of each year and recognizes this fee in its Carrier Services operating segment on a straight-line basis over twelve months.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2010, the Company concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of available additional credits. During 2010, the Company’s carrier customers earned all of the available additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

The amount of total revenue derived under the Company’s contracts with NAPM, comprising of NPAC Services, connection service fees related to our NPAC Services, and system enhancements, was approximately $331.8 million, $306.1 million and $337.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Fees under our contracts with NAPM are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission. The Company also bills an RRC fee equal to a percentage of monthly billings to its customers, which is available to the Company if any customer under the contracts to provide NPAC Services fails to pay its allocable share of total transactions charges.

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

The Company generates revenue from its telephone number administration services under two government contracts: North American Numbering Plan Administrator (NANPA) and National Pooling Administrator (NPA). Under its NANPA contract, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. Under its NPA contract, the Company earns a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract on a straight-line basis over the term of the contract. In the event the Company estimates losses on these fixed price contracts, the Company recognizes these losses in the period in which a loss becomes apparent.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Service Level Standards

Some of the Company’s private commercial contracts require the Company to meet service level standards and impose corresponding penalties if the Company fails to meet those standards. The Company records a provision for these performance-related penalties when it becomes aware that it has failed to meet required service levels, triggering the requirement to pay a penalty, which results in a corresponding reduction to revenue.

Cost of Revenue and Deferred Costs

Cost of revenue includes all direct materials costs, direct labor costs, and those costs related to generation of revenue such as indirect labor, materials and supplies and facilities cost. The Company’s primary cost of revenue is personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to maintaining the Company’s existing technology and services, as well as royalties paid related to the Company’s U.S. Common Short Code services. Cost of revenue also includes the costs incurred by the Company’s information technology and systems department, including network costs, data center maintenance, database management, data processing costs, and facilities costs.

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

Research and Development

The Company expenses its research and development costs as they are incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related expense, consulting fees, and the costs of facilities, computer and support services used in service and technology development.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $3.4 million, $5.3 million and $6.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the years ended December 31, 2008, 2009 and 2010, the Company included $8.2 million, $0.6 million and $1.6 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

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

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares and participating securities outstanding during the period. Unvested restricted stock units and performance vested restricted stock units (PVRSU) are excluded from the computation of basic net income per common share because the underlying shares have not yet been earned by the stockholder and are not participating securities. Shares underlying stock options are also excluded because they are not considered outstanding shares. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock units and PVRSU. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Comprehensive income was approximately $3.6 million, $101.6 million and $106.5 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

In January 2010, the FASB issued guidance amending the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires new disclosures on the transfers of assets and

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities between those whose fair value is measured using Level 1 inputs (quoted prices in an active market for identical assets or liabilities) and using Level 2 inputs (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires separate disclosure of purchases, sales, issuance and settlements of assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This standard is effective for all interim and year-end financial statements issued after January 1, 2010, except for the disclosure on the activities for Level 3 fair value measurements, which is effective for all interim and year-end financial statements issued after January 1, 2011. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.	ACQUISITIONS

Webmetrics, Inc.

On January 10, 2008, the Company acquired Webmetrics, Inc. (Webmetrics) for cash consideration of $12.5 million, subject to certain purchase price adjustments and contingent cash consideration of up to $6.0 million, and acquisition costs of approximately $0.7 million. The acquisition of Webmetrics, a provider of web and network performance testing, monitoring and measurement services, expanded the Company’s Internet and Infrastructure Services. The acquisition was accounted for as a purchase business combination in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of Webmetrics have been included within the Enterprise Services operating segment in the Company’s consolidated statements of operations since the date of acquisition. Of the total purchase price, the Company allocated $0.4 million to net tangible assets acquired, $6.4 million to definite-lived intangible assets and $7.2 million to goodwill. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships in proportion to the discounted cash flows over an estimated useful life of 3 years. Acquired technology is being amortized on a straight-line basis over 5 years.

In 2009, the Company recorded $0.4 million in purchase price adjustments to goodwill related to earn-out consideration in accordance with the original purchase agreement.

BrowserMob LLC

On July 7, 2010, the Company acquired BrowserMob LLC (BrowserMob) for cash consideration of $2.2 million. The acquisition of BrowserMob, a provider of on-demand load testing and website monitoring services, expanded the Company’s Internet Infrastructure Services. The acquisition was accounted for as a purchase business combination in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of BrowserMob have been included within the Enterprise Services segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, the Company recorded $1.1 million of goodwill and $1.0 million of definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing customer relationships and acquired technology on a straight-line basis over an estimated useful life of 3 years and 5 years, respectively.

Quova, Inc.

On October 27, 2010, the Company acquired Quova, Inc. (Quova) for cash consideration of $21.7 million, subject to certain purchase price adjustments. Quova expanded the Company’s Internet Infrastructure Services by providing internet geography data services that enable online businesses to detect and prevent fraud, ensure regulatory compliance, manage digital content rights distribution and localize ads and web content. The acquisition was accounted for as a purchase business combination in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of Quova have been included within the Enterprise Services segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, the

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded $5.1 million of goodwill and $15.0 million of definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, acquired technology and trade name and trademarks. The Company is amortizing customer relationships on a straight-line basis over an estimated useful life of 7 years. Acquired technology and trade names and trademarks are being amortized on a straight-line basis over the estimated useful life of 3 years, respectively. The allocation of the purchase price is preliminary pending the finalization of analysis of assumed uncertain tax positions.

The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s expected use of the asset and the appropriate discount rates from a market participant perspective. The Company’s estimates are based on historical experience, information obtained from the management of the acquired companies and includes assistance from an independent third-party appraisal firm. The Company’s significant assumptions and estimates include the cash flows that an asset is expected to generate in the future and the weighted-average cost of capital.

4.	INVESTMENTS

Cash Reserve Fund

In December 2007, the Company’s investment in a cash reserve fund, classified as an available-for-sale investment, was closed to new investments and subject to scheduled redemptions as determined by the cash reserve fund. Unrealized losses on the Company’s investment in the cash reserve fund represented an other-than-temporary impairment and were charged to earnings. During 2008, the Company evaluated and determined that any unrealized losses on the cash reserve fund represented an other-than-temporary impairment and recorded a $2.7 million charge to earnings. During the years ended December 31, 2008 and 2009, the cash reserve fund redeemed $35.4 million and $11.3 million, respectively, of the Company’s investment in the fund and the Company recognized losses from redemptions of $0.9 million and gains from redemptions of $0.5 million, respectively. The Company’s investment in this fund was completely liquidated as of December 31, 2009.

Auction Rate Securities and Rights

As of December 31, 2009, the Company held investments with an original par value of $37.7 million and an estimated fair value of $30.7 million that consisted of auction rate securities (ARS) whose underlying assets were student loans, the majority of which were guaranteed by the federal government. In November 2008, the Company accepted a settlement offer from the investment firm that brokered the Company’s original purchases of the ARS, under which the Company received rights (ARS Rights) to sell these securities at par value to the investment firm during a two year period beginning June 30, 2010. As of December 31, 2009, the Company’s estimated fair values of its ARS and ARS Rights of $30.7 million and $6.9 million, respectively, were recorded in short-term investments in the Company’s consolidated balance sheets. On June 30, 2010, the Company exercised the ARS Rights. The sale of the ARS settled on July 1, 2010 and the Company received the remaining original par value of the ARS of $21.3 million.

The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and to classify the associated ARS as trading securities. During the years ended December 31, 2008, 2009 and 2010, the Company recorded a gain of $9.4 million and losses of $2.5 million and $6.9 million, respectively, related to the change in estimated fair value of the ARS Rights.

Under the terms of the ARS Rights, if the investment firm was successful in selling any ARS prior to June 30, 2010, the investment firm was obligated to pay the Company par value for the ARS sold. During the year ended December 31, 2009, the investment firm sold ARS with an original par value of $4.0 million; the Company received these amounts in cash from the investment firm and recognized realized gains of $1.2 million. During 2010, prior to

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s exercise of the ARS Rights on June 30, 2010, the investment firm sold ARS with an original par value of $16.5 million, and the Company received this amount in cash from the investment firm and recognized realized gains of $2.1 million.

During the years ended December 31, 2008, 2009 and 2010, the Company recorded losses of $10.6 million and gains of $2.4 million and $4.9 million, respectively, related to the change in estimated fair value of the ARS.

Pre-refunded Municipal Bonds

During the fourth quarter of 2010, the Company invested approximately $50.8 million in pre-refunded municipal bonds that are secured by an escrow fund of U.S. Treasury notes. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC. The Company did not have any sales or record any impairment charges related to these investments during 2010. The following table summarizes the Company’s investment in these municipal bonds as of December 31, 2010 (in thousands):

	December 31, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Due within one year	$13,782	$23	$(3)	$13,802
Due after one year through two years	36,968	61	(20)	37,009

Total	$50,750	$84	$(23)	$50,811

5.	FAIR VALUE MEASUREMENTS

The Company adopted the Fair Value Measurements and Disclosures Topic of FASB ASC on January 1, 2008, with respect to its financial assets and liabilities, and on January 1, 2009, with respect to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis. Fair value is the price that would be received in the sale of asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosure Topic of FASB ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1. Observable inputs, such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires the Company to make significant judgments.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, as of December 31, 2009 and 2010, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Auction rate securities — trading securities (short-term investments)	$—	$—	$30,718	$30,718
Auction rate securities rights (short-term investments)	$—	$—	$6,892	$6,892
Marketable securities(1)	$1,665	$—	$—	$1,665
Deferred compensation(2)	$1,682	$—	$—	$1,682

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Municipal bonds (maturities less than 1 year)	$13,802	$—	$—	$13,802
Municipal bonds (maturities 1 to 2 years)	$37,009	$—	$—	$37,009
Marketable securities(1)	$3,681	$—	$—	$3,681
Deferred compensation(2)	$3,621	$—	$—	$3,621

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Auction Rate	ARS
	Securities	Rights

Balance on December 31, 2009	$30,718	$6,892
Transfers in and/or (out) of Level 3	—	—
Total gains (losses) realized / unrealized included in earnings	7,007	(6,892)
Total unrealized gains included in accumulated other comprehensive loss	—	—
Purchases, sales, issuances and settlements, net	(37,725)	—

Balance on December 31, 2010	$—	$—

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

The estimate of fair value of the Converged Messaging asset group (see “Impairment of Long-Lived Assets” in Note 2) and the Company’s reporting units (see Note 6) are a Level 3 fair value measurement.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

In the first quarter of 2010, the Company realigned its operations into two operating segments: Carrier Services and Enterprise Services. This realignment changed the composition of the Company’s reporting units and resulted in the reassignment of goodwill to the reporting units affected. The goodwill attributable to the Company’s former NGM reporting unit was assigned to the Company’s Carrier Services reporting unit. The Company’s goodwill attributable to the former Clearinghouse reporting unit was allocated among each of the Company’s three reporting units, Carrier Services, Internet Infrastructure Services and Registry Services, using a relative fair value approach.

The Company’s historical goodwill disclosures have been recast for comparative purposes to reflect its current operating segments. The carrying amount of goodwill by operating segment as of December 31, 2009 and 2010 is as follows (in thousands):

	December 31,	Purchase Price	December 31,		December 31,
	2008	Adjustments	2009	Acquisitions	2010

Carrier Services
Gross goodwill	$202,055	$—	$202,055	$—	$202,055
Accumulated impairment losses	(93,602)	—	(93,602)	—	(93,602)

Net goodwill	108,453	—	108,453	—	108,453

Enterprise Services
Gross goodwill	9,614	350	9,964	6,234	16,198
Accumulated impairment losses	—	—	—	—	—

Net goodwill	9,614	350	9,964	6,234	16,198

Total
Gross goodwill	211,669	350	212,019	6,234	218,253
Accumulated impairment losses	(93,602)	—	(93,602)	—	(93,602)

Net goodwill	$118,067	$350	$118,417	$6,234	$124,651

In January 2008, the Company recorded $6.4 million of goodwill related to its acquisition of Webmetrics, which is included in the Company’s Enterprise Services operating segment. During 2008 and 2009, in connection with the Company’s 2008 Webmetrics acquisition, the Company recorded $1.2 million and $0.4 million, respectively, in purchase price adjustments related to earn-out consideration in accordance with the original purchase agreement.

In 2008, changes to the Company’s key assumptions in determining the fair value of the former NGM reporting unit resulted in two goodwill impairment charges totaling $93.6 million. Late in the first quarter of 2008, changes in market conditions for the NGM business and NGM customer-related events that caused NGM to revise its business forecast, triggered the requirement to perform an interim goodwill impairment test. First, the Company compared the estimated fair value of the former NGM reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the former reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the fair value of the former reporting unit was less than its net book value. The Company then performed a theoretical purchase price allocation to compare

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $29.0 million in the first quarter of 2008.

In the fourth quarter of 2008, in response to lower than anticipated adoption rates of NGM’s services by its customers and the resulting underperformance of the NGM business, as well as the manner in which the mobile data market had evolved and was evolving, the Company added new leadership and conducted a strategic evaluation of the NGM business. The goal of this strategic evaluation was to position NGM for future long-term success in the mobile instant messaging market. As a result of the Company’s strategic re-assessment and the underperformance in the NGM business, Company management made fundamental changes to certain key assumptions and estimates regarding the NGM business. These changes resulted in a new business forecast for the NGM business which was used in connection with the annual goodwill impairment test. First, the Company compared the fair value of the former NGM’s reporting unit’s net assets, including assigned goodwill, to the book value of these net assets. The estimated fair value for the former reporting unit was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses. The Company determined that the estimated fair value of the former reporting unit was less than its net book value as of the annual impairment test date. As such, the Company then performed a theoretical purchase price allocation to compare the carrying value of NGM’s assigned goodwill to its implied fair value and recorded an impairment charge of $64.6 million in the fourth quarter of 2008. These 2008 goodwill impairment charges were recorded in Impairment of Goodwill in the consolidated statements of operations.

The Company’s 2009 and 2010 annual goodwill impairment analysis, which was performed for each of its reporting units as of October 1 in each respective year, did not result in an impairment charge.

The key assumptions used in the Company’s 2010 annual goodwill impairment test to determine the fair value of its reporting units included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0% to 5.0%; (c) a discount rate of 13.0% to 18.5%, which was based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the income approach and the market approach valuation techniques.

As of the date of the Company’s 2010 annual impairment test, the estimated fair values for each of the Company’s reporting units substantially exceeded each of its reporting units’ carrying value. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company’s control that could cause actual results to differ from the Company’s estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to the Company’s key assumptions about its businesses and its prospects, or changes in market conditions, could cause the fair value of one of its reporting units to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in the Company’s organizational structure or how the Company’s management allocates resources and assesses performance, could result in a change of its operating segments or reporting units, requiring a reallocation and impairment analysis of goodwill. A goodwill impairment charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill to its consolidated balance sheet. As of December 31, 2010, the Company had $108.5 million and $16.2 million, respectively, in goodwill for its Carrier Services and Enterprise Services operating segments.

Intangible Assets

During the fourth quarter of 2008, the Company determined that its strategic decision to reposition the former NGM business and the resulting change in its projected results was an indicator of impairment for long-lived assets

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the former NGM business reporting unit. The Company performed an impairment analysis of the former NGM reporting unit’s long-lived assets and concluded that the carrying amount of the NGM asset group exceeded the estimated future undiscounted cash flows of the former NGM asset group. The Company performed a recoverability test, determined that the fair value of these long-lived assets was less than the carrying value, and recorded a total impairment charge of $18.2 million in the fourth quarter of 2008, consisting of a charge of $12.9 million to write down the carrying value of the former NGM reporting unit’s intangible assets and a charge of $5.3 million to write down the carrying value of the former NGM reporting unit’s property and equipment (see Note 7). The NGM intangible assets impairment charge of $12.9 million includes a $10.9 million impairment charge related to customer lists and relationships and a $2.0 million impairment charge related to acquired technology. The valuation techniques utilized by the Company in its fair value estimates primarily included the discounted cash flow method and the relief from royalty method.

In August 2009, the Company announced the extension of the NGM restructuring plan initiated in the fourth quarter of 2008 to include further headcount reductions and the closure of certain facilities. Due to the Company’s extension of the NGM restructuring plan and the resulting change in NGM’s projected results, the Company performed a recoverability test of its long-lived assets, including intangible assets, in the former NGM asset group and determined that the carrying value of the assets was recoverable from the undiscounted cash flows.

In the first quarter of 2010, the Company realigned its organizational structure, and its NGM business was included with other IP-related services in the Company’s Carrier Services operating segment. In the fourth quarter of 2010, the Company decided to exit a portion of its IP Services business, specifically its Converged Messaging business. The Company believes that its decision to exit this business was an indicator of impairment for long-lived assets in its Converged Messaging asset group. As a result, in the fourth quarter of 2010, the Company performed a recoverability test and determined that the future undiscounted cash flows of the Converged Messaging asset group was less than the carrying value. The Company recorded an $8.5 million charge for impairment of long-lived assets, consisting of a charge of $7.9 million to write down the carrying value of the Converged Messaging property and equipment (see Note 7) and a charge of $0.6 million to write down the carrying value of the Converged Messaging intangible assets related to customer lists and relationships. The valuation technique utilized by the Company in its fair value estimates included the discounted cash flow method.

Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,		Period
	2009	2010	(in years)

Intangible assets:
Customer lists and relationships	$36,659	$49,881	6.0
Accumulated amortization	(29,483)	(34,062)

Customer lists and relationships, net	7,176	15,819

Acquired technology	17,744	19,554	3.4
Accumulated amortization	(16,131)	(16,805)

Acquired technology, net	1,613	2,749

Trade name	200	630	3.0
Accumulated amortization	(200)	(224)

Trade name, net	—	406

Intangible assets, net	$8,789	$18,974

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2010, the Company recorded $1.0 million of definite-lived intangible assets in connection with its acquisition of BrowserMob. The $1.0 million of definite-lived intangible assets consisted of $0.8 million related to acquired technology and $0.2 million related to customer relationships.

In October 2010, the Company recorded $15.0 million of definite-lived intangible assets in connection with its acquisition of Quova. The $15.0 million of definite-lived intangible assets consisted of $13.6 million related to customer relationships, $1.0 million related to acquired technology and $0.4 million related to trade names.

Amortization expense related to intangible assets for the years ended December 31, 2008, 2009 and 2010 of approximately $13.9 million, $7.8 million and $5.3 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is expected to be approximately $4.4 million, $4.1 million, $2.7 million, $2.1 million, $2.0 million and $3.6 million, respectively. Intangible assets as of December 31, 2010 will be fully amortized during the year ended December 31, 2017.

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2010

Computer hardware	$82,121	$86,990
Equipment	1,700	1,800
Furniture and fixtures	3,821	4,485
Leasehold improvements	20,757	22,233
Construction in-progress	10,649	17,731
Capitalized software	64,426	81,076

	183,474	214,315
Accumulated depreciation and amortization	(109,593)	(140,019)

Property and equipment, net	$73,881	$74,296

The Company entered into capital lease obligations of $10.8 million and $1.6 million for the years ended December 31, 2009 and 2010, respectively, primarily for computer hardware.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2009 and 2010 was $26.7 million, $30.2 million and $34.9 million, respectively.

In the fourth quarter of 2008, the Company recorded a $5.3 million impairment charge to write down the carrying value of property and equipment of its former NGM reporting unit (see Note 6).

In the fourth quarter of 2010, the Company recorded a $7.9 million impairment charge to write down the carrying value of property and equipment of the Converged Messaging asset group (see Note 6). The Converged Messaging property and equipment impairment charge of $7.9 million includes a $5.3 million impairment charge related to internally developed technology and a $1.3 million impairment charge related to capitalized software. The valuation techniques utilized by the Company in its fair value estimates included the replacement cost method.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2010

Accrued compensation	$39,419	$35,675
RRC reserve	2,594	2,581
Other	18,167	19,552

Total	$60,180	$57,808

As of December 31, 2010, the Company recorded accrued expense of $2.2 million in severance and severance-related expense for its former Chairman and Chief Executive Officer. These costs are included in general and administrative expenses. The severance and severance-related benefits include $1.5 million that is payable through June 2012, a cash bonus of $0.6 million payable at the same time bonuses are paid to the Company’s executives in 2011, and reimbursement of COBRA continued coverage under the Company’s medical plan through June 2012 and up to $60,000 in legal fees.

9.	NOTES PAYABLE

As of December 31, 2010, the Company did not have any notes payable. As of December 31, 2009, notes payable consisted of the following (in thousands):

December 31, 2009

Promissory note payable to vendor; principal and interest payable quarterly at 5.58% per annum with a maturity date of April 1, 2010; secured by the equipment financed	$187
Promissory note payable to vendor; non-interest bearing, principal payable quarterly with a maturity date of April 1, 2010; secured by the equipment financed	800

987
Less: current portion	(987)

Notes payable, long-term	$—

Revolving Credit Facility

On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2009 and 2010, but available borrowings were reduced by outstanding letters of credit of $9.0 million and $8.8 million, respectively.

The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the years ended December 31, 2009 and 2010, the Company was in compliance with these covenants.

10.  COMMITMENTS AND CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations as of December 31, 2010 (in thousands):

2011	$6,892
2012	3,370
2013	998
2014	—
2015	—
Thereafter	—

Total minimum lease payments	11,260
Less: amounts representing interest	(859)

Present value of minimum lease payments	10,401
Less: current portion	(6,325)

Capital lease obligation, long-term	$4,076

The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2009	2010

Equipment and hardware	$41,540	$38,137
Furniture and fixtures	334	334

Subtotal	41,874	38,471
Less: accumulated amortization	(24,305)	(30,370)

Net assets under capital leases	$17,569	$8,101

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2021 and generally provide for scheduled rent increases. Future minimum lease payments under noncancelable operating leases as of December 31, 2010, are as follows (in thousands):

2011	$8,756
2012	8,176
2013	6,899
2014	5,789
2015	5,901
Thereafter	28,732

$64,253

Rent expense was $7.5 million, $7.4 million and $7.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on its financial position, results of operations or cash flows.

11.	RESTRUCTURING CHARGES

As of December 31, 2009 and 2010, the total accrued liabilities associated with the Company’s restructuring and other related charges were $3.6 million and $5.0 million, respectively. The accrued restructuring liability is attributable to a 2001 restructuring plan related to reductions in certain leased facilities, reductions in headcount and closure of certain facilities used in the Company’s former NGM business in 2008, 2009 and 2010, the relocation of certain operations and support functions to Louisville, Kentucky in 2009, and a 2010 management transition — restructuring to reduce domestic employee headcount.

As of December 31, 2009 and 2010, the total accrued liability associated with the 2001 restructuring plan related to the reduction in leased facilities was $1.3 million and $0.8 million, respectively. The Company paid approximately $0.5 million and $0.5 million, net of sublease payments, in each of the years ended December 31, 2009 and 2010, respectively. Amounts related to lease terminations due to the closure of excess facilities will be paid over the respective lease terms, the longest of which extends through 2011.

During the fourth quarter of 2008, management implemented a restructuring plan for the Company’s former NGM operating segment to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. In the first quarter of 2010, the services, technology and customer base of the NGM business was renamed Converged Messaging Services. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In the third quarter of 2009 and fourth quarter of 2010, the Company extended the restructuring plan to include further headcount reductions and closure of certain facilities. Total net restructuring charges recorded under this plan since inception included $7.8 million of severance and related costs and $0.8 million of lease and facility exit costs. The Company anticipates it will incur additional severance and related costs of $1.3 million to $1.5 million through the second quarter of 2011.

During the fourth quarter of 2008, the Company recorded severance and related costs of $1.2 million, and lease and facilities exit costs of $0.5 million related to the Company’s former NGM business. The Company did not make

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any cash payments or adjustments to the former NGM restructuring estimates during 2008. The activity and balance of the restructuring liability for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Severance	Lease and
	and Related	Facilities Exit
	Costs	Costs	Total

Balance at December 31, 2008	$1,187	$460	$1,647
Additional restructuring cost	4,912	249	5,161
Adjustments	(113)	—	(113)
Cash payments	(4,357)	(246)	(4,603)

Balance at December 31, 2009	1,629	463	2,092
Additional restructuring cost	2,257	296	2,553
Adjustments	(423)	(160)	(583)
Cash payments	(2,807)	(427)	(3,234)

Balance at December 31, 2010	$656	$172	$828

Amounts related to the lease and facilities exit costs will be paid over the respective lease terms, the longest of which extends through 2013.

In October 2009, the Company adopted a plan to relocate certain operations and support functions to Louisville, Kentucky. As of December 31, 2010, total restructuring charges recorded under this plan since inception were $2.6 million, of which $1.6 million was recorded in the year ended December 31, 2010. In the year ended December 31, 2010, the Company recorded $0.4 million in recoveries related to employee severance and related costs. The Company paid approximately $1.7 million of severance and severance-related costs in the year ended December 31, 2010. The accrued restructuring liability relating to this plan was $0.2 million at December 31, 2009. As of December 31, 2010, the restructuring plan was complete and the accrued liability relating to this plan was zero.

In the fourth quarter of 2010, the Company recorded severance and severance-related charges of $3.8 million related to a domestic work-force reduction impacting both of its operating segments. The Company does not anticipate it will incur additional expenses under this plan. As of December 31, 2010, the accrued restructuring liability relating to the 2010 management transition — restructuring plan was $3.4 million. The Company paid approximately $0.4 million of severance and severance-related costs in the year ended December 31, 2010 and expects to pay approximately $2.3 million in the first quarter of 2011, and $1.1 million to be paid through the third quarter of 2012. The Company did not record any adjustments to the 2010 management transition - restructuring plan estimates.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010

Interest and other expense:
Interest expense	$1,944	$2,320	$654
(Gain) loss on asset disposals	(74)	203	587
Loss on ARS Rights	—	3,410	6,892
Foreign currency transaction loss (gain)	109	(272)	45
Impairments and realized losses cash reserve fund	3,623	—	—
ARS impairments and trading losses	10,635	410	—

Total	$16,237	$6,071	$8,178

Interest and other income:
Interest income	$3,696	$965	$585
Realized gains on cash reserve fund	—	450	—
ARS trading gains	—	4,038	7,007
Gain on ARS Rights	9,416	886	—
Gain on indemnification claims	—	1,180	—

Total	$13,112	$7,519	$7,592

During 2009, the Company received a $1.2 million payment for indemnification claims related to the acquisition of Followap, Inc. in 2006. During 2010, the Company recorded a reduction of $1.2 million in interest expense related to a decrease in an accrued sales tax liability.

13.	INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2008	2009	2010

Current:
Federal	$53,555	$55,141	$62,185
State	10,319	12,249	13,476

Total current	63,874	67,390	75,661

Deferred:
Federal	(1,355)	1,109	(4,659)
State	(832)	(634)	(2,276)

Total deferred	(2,187)	475	(6,935)

Total provision for income taxes	$61,687	$67,865	$68,726

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2008	2009	2010

Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	9.3	4.4	4.4
Impairment of goodwill	49.7	—	—
Other	(2.2)	0.9	—
Change in valuation allowance	1.7	(0.1)	(0.1)

Effective tax rate	93.5%	40.2%	39.3%

The Company’s annual effective tax rate decreased to 39.3% for the year ended December 31, 2010 from 40.2% for the year ended December 31, 2009 due primarily to an income tax benefit associated with a worthless stock deduction claimed in the 2009 consolidated U.S. Federal income tax return and an increase in the U.S. benefit of foreign branch losses, net of an increase in foreign withholding income taxes. The Company’s annual effective tax rate decreased to 40.2% for the year ended December 31, 2009 from 93.5% for the year ended December 31, 2008 due primarily to the impact of the $93.6 million non-cash impairment charge during 2008 related to the impairment of goodwill, which is not deductible for tax purposes.

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $8.2 million, $0.6 million and $1.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2009	2010

Deferred tax assets:
Domestic NOL carryforwards	$7,329	$10,396
Foreign NOL carryforwards	586	996
Restructuring accrual	1,539	890
Deferred revenue	4,696	5,034
Accrued compensation	1,398	2,916
Stock-based compensation expense	14,118	18,114
Other reserves	45	62
Unrealized losses on investments	3,821	—
Realized losses on investments	178	1,247
Other	2,381	2,944

Total deferred tax assets	36,091	42,599
Valuation allowance	(2,610)	(2,340)

Total deferred tax assets, net	33,481	40,259

Deferred tax liabilities:
Unbilled receivables	(1,173)	(2,828)
Depreciation and amortization	(13,199)	(14,122)
Identifiable intangible assets	(881)	(4,299)
Deferred costs	(3,272)	(2,712)
Unrealized gains on investments	(2,708)	—
Other	(151)	(15)

Total deferred tax liabilities	(21,384)	(23,976)

Net deferred tax assets	$12,097	$16,283

As of December 31, 2010, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $23.2 million which expire, if unused, in various years from 2021 to 2030. As of December 31, 2010, the Company had foreign net operating loss carryforwards of approximately $4.8 million, of which $2.9 million can be carried forward indefinitely under current local tax laws and $1.9 million which expire, if unused, in years beginning 2014.

As of December 31, 2010, the amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $2.0 million. United States income taxes have not been provided on earnings that are planned to be reinvested indefinitely outside the United States as a determination of the amount of such taxes is not practicable.

As of December 31, 2009 and 2010, the Company had unrecognized tax benefits of $1.1 million and $1.2 million, respectively, of which $1.1 million and $1.2 million, respectively, would affect the Company’s

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2008	$1,970
Increase related to current year tax positions	75
Increase related to prior year tax positions	329
Reductions for prior year tax positions	(1,320)

Balance at December 31, 2008	1,054
Increase related to current year tax positions	48
Increase related to prior year tax positions	353
Reductions due to lapse in statutes of limitations	(158)
Settlements	(225)

Balance at December 31, 2009	1,072
Increase related to current year tax positions	95
Increase related to prior year tax positions	—
Reductions due to lapse in statutes of limitations	(8)
Settlements	—

Balance at December 31, 2010	$1,159

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2008, 2009 and 2010, the Company recognized potential interest and penalties of $78,000, $66,000 and $26,000, respectively. As of December 31, 2009 and 2010, the Company had established reserves of approximately $60,000 and $84,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the year ended December 31, 2010, accrued interest and penalties decreased by $2,000 due to the expiration of certain statutes of limitations.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (IRS) has initiated an examination of the Company’s federal income tax returns for years 2007 and 2008. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows. The IRS completed an examination of the Company’s federal income tax returns for the years 2005 and 2006. The audit resulted in no material adjustments.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $18,000 over the next 12 months due to the expiration of certain statutes of limitations.

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2009 and 2010, there are no preferred stock shares issued or outstanding.

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

Stock-Based Compensation

The Company has three stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of December 31, 2010, 8,756,604 shares were available for grant or award under the 2009 Plan.

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

Stock-based compensation expense recognized for the years ended December 31, 2008, 2009 and 2010 was $13.4 million, $14.3 million and $18.3 million, respectively. As of December 31, 2010, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $32.9 million, which the Company expects to recognize over a weighted average period of approximately 1.45 years. Total unrecognized compensation expense as of December 31, 2010 was estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs, and may be increased or decreased in future periods for subsequent grants or forfeitures.

Stock Options

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2009 and 2010 was $8.24, $6.47 and $8.12, respectively. The following are the weighted-average assumptions used

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in valuing the stock options granted during the years ended December 31, 2008, 2009 and 2010, and a discussion of the Company’s assumptions.

	Year Ended December 31,
	2008	2009	2010

Dividend yield	—%	—%	—%
Expected volatility	36.46%	43.37%	39.13%
Risk-free interest rate	2.57%	1.60%	2.07%
Expected life of options (in years)	4.37	4.42	4.42

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity:

				Weighted
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(in millions)	(in years)

Outstanding at December 31, 2007	5,668,501	$15.42
Options granted	1,400,840	25.21
Options exercised	(1,612,596)	3.80
Options forfeited	(796,180)	28.49

Outstanding at December 31, 2008	4,660,565	20.15
Options granted	2,237,649	17.33
Options exercised	(344,183)	4.96
Options forfeited	(602,773)	26.08

Outstanding at December 31, 2009	5,951,258	19.37
Options granted	1,951,205	23.16
Options exercised	(596,426)	13.02
Options forfeited	(590,478)	23.41

Outstanding at December 31, 2010	6,715,559	20.68	$43.4	4.41

Exercisable at December 31, 2010	3,620,689	19.95	$29.1	3.25

Exercisable at December 31, 2009	3,079,893	18.82	$24.5	3.73

Exercisable at December 31, 2008	2,782,015	$15.27	$23.9	4.20

The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2009 and 2010 was $32.3 million, $4.2 million and $7.1 million, respectively.

The following table summarizes information regarding options outstanding at December 31, 2010:

			Weighted-
	Options Outstanding		Average	Options Exercisable
	Number	Weighted-	Remaining	Number	Weighted-
	of	Average	Contractual	of	Average
	Options	Exercise	Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(in years)	Exercisable	Price

$ 0.00 - $ 3.48	330,033	$0.71	0.26	330,033	$0.71
$ 3.49 - $ 6.97	744,624	6.10	2.86	744,624	6.10
$ 6.98 - $10.45	3,984	8.39	3.89	3,984	8.39
$10.46 - $13.94	5,050	10.86	4.13	5,050	10.86
$13.95 - $17.42	1,044,347	15.41	5.13	375,918	15.40
$17.43 - $20.90	326,600	19.10	5.09	138,771	19.08
$20.91 - $24.39	1,960,011	22.74	6.10	196,503	22.32
$24.40 - $27.87	1,006,563	26.22	4.72	568,184	26.47
$27.88 - $31.36	663,517	30.23	2.16	663,517	30.23
$31.37 - $34.84	630,830	32.77	3.50	594,105	32.75

	6,715,559	$20.68	4.41	3,620,689	$19.95

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)

Outstanding at December 31, 2007	75,660	$31.55
Restricted stock granted	286,920	24.57
Restricted stock vested	(45,827)	28.16
Restricted stock forfeited	(56,455)	27.07

Outstanding at December 31, 2008	260,298	25.50
Restricted stock granted	192,000	20.69
Restricted stock vested	(61,375)	25.90
Restricted stock forfeited	(37,766)	27.11

Outstanding at December 31, 2009	353,157	22.64
Restricted stock granted	330,890	23.18
Restricted stock vested	(85,619)	24.76
Restricted stock forfeited	(63,838)	22.60

Outstanding at December 31, 2010	534,590	$22.82	$13.9

The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2008, 2009 and 2010 was approximately $1.0 million, $1.3 million and $2.0 million, respectively. During the years ended December 31, 2008, 2009 and 2010, the Company repurchased 13,375, 18,208, and 26,720 shares of common stock, respectively, for an aggregate purchase price of $0.3 million, $0.4 million, and $0.6 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the years ended 2008, 2009 and 2010, the Company granted 291,083, 532,943, and 266,580 PVRSUs, respectively, to certain employees with an aggregate fair value of $7.6 million, $8.3 million, and $6.1 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of December 31, 2010, the Company estimates that 0% of the performance target for its PVRSUs granted during 2008 will be achieved, 133% of the performance target for PVRSUs granted during 2009 will be achieved and 100% of the performance target for PVRSUs granted during 2010 will be achieved. In the first quarter of 2010, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2008 from 50% of target to 0% of target. In addition, in the first quarter of 2010 the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2009 from 100% of target to 135% of target, and further revised its estimate of achievement in the fourth quarter of 2010 to 133% of target.

The Company’s consolidated net income for the year ended December 31, 2010 was $106.2 million and diluted earnings per share was $1.40 per share. If the Company had continued to use the previous estimate of achievement of 50% of the performance target for PVRSUs granted during 2008, the as adjusted net income for the year ended

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010 would have been approximately $104.8 million and the as adjusted diluted earnings per share would have had been approximately $1.38 per share. If the Company had continued to use the previous estimate of achievement of 100% of the performance target for its PVRSUs granted during 2009, the as adjusted net income for the year ended December 31, 2010 would have been approximately $107.0 million and the as adjusted diluted earnings per share would have been approximately and $1.41 per share. If the Company had continued to use the previous estimates of achievement for PVRSUs granted during 2008 and 2009, the as adjusted net income for the year ended December 31, 2010 would have been approximately $105.7 million and the as adjusted diluted earnings per share would have been approximately and $1.39 per share.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)

Non-vested December 31, 2007	303,080	$32.59
Granted	291,083	26.21
Vested	—	—
Forfeited	(181,020)	30.60

Non-vested December 31, 2008	413,143	28.98
Granted	532,943	15.57
Vested	—	—
Forfeited	(106,300)	23.38

Non-vested December 31, 2009	839,786	21.17
Granted	266,580	22.84
Vested	(6,000)	29.32
Forfeited	(259,443)	28.01

Non-vested December 31, 2010	840,923	$19.53	$21.9

The total aggregate intrinsic value of PVRSUs vested during the year ended December 31, 2010 was approximately $0.2 million. During the year ended December 31, 2010, the Company repurchased 2,129 shares of common stock for an aggregate purchase price of $0.1 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations. No PVRSUs vested in the years ended December 31, 2008 and 2009.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)

Outstanding at December 31, 2007	54,822	$30.53
Granted	55,777	21.96
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2008	110,599	26.21
Granted	52,512	22.85
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2009	163,111	25.13
Granted	68,754	21.31
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	231,865	$23.99	$6.0

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

Share Repurchase Program

The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. As of December 31, 2010, a total of 1,668,399 shares at an average price of $24.21 had been repurchased under this program for an aggregate purchase price of approximately $40.4 million. All repurchased shares are accounted for as treasury shares.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2008	2009	2010

Computation of basic net income per common share:
Net income	$4,294	$101,141	$106,209

Weighted average common shares and participating securities outstanding — basic	74,350	74,301	74,555

Basic net income per common share	$0.06	$1.36	$1.42

Computation of diluted net income per common share:
Net income	$4,294	$101,141	$106,209

Weighted average common shares and participating securities outstanding — basic	74,350	74,301	74,555
Effect of dilutive securities:
Stock-based awards	1,757	1,164	1,510

Weighted average common shares outstanding — diluted	76,107	75,465	76,065

Diluted net income per common share	$0.06	$1.34	$1.40

Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The dilutive effect of common stock options to purchase an aggregate of 3,038,750, 3,965,256 and 4,155,395 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the years ended December 31, 2008, 2009, and 2010, respectively.

16.	SEGMENT INFORMATION

In the first quarter of 2010, the Company realigned its operating structure and internal financial reporting by customer type: Carrier Services and Enterprise Services, reflective of how the CODM allocates resources and assesses performance. The Company’s operating segments are the same as its reportable segments.

The Company’s Carrier Services operating segment provides services that ensure the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their customers’ infrastructure. The Company enables its carrier customers to use, exchange and share critical resources, such as telephone numbers, to facilitate order management and work flow processing among carriers, and to allow operators to manage and optimize the addressing and routing of IP communications.

The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as Internet infrastructure services. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides geolocation services that help enterprises identify the location of their consumers used in a variety of purposes, such as target marketing and fraud prevention. Additionally, the

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company provides directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

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

The Company’s historical segment disclosures have been recast for comparative purpose to reflect its new reportable segments. Information for the years ended December 31, 2008, 2009, and 2010 regarding the Company’s reportable segments is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Revenue:
Carrier Services	$392,336	$370,471	$397,708
Enterprise Services	96,509	109,914	129,104

Total revenue	$488,845	$480,385	$526,812

Segment contribution:
Carrier Services	$315,455	$309,091	$340,391
Enterprise Services	36,120	46,130	59,284

Total segment contribution	351,575	355,221	399,675
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	59,439	67,093	75,862
Sales and marketing	12,574	15,437	16,345
Research and development	14,566	10,905	11,972
General and administrative	41,856	50,166	63,982
Depreciation and amortization	40,582	38,040	40,167
Restructuring charges (recoveries)	1,691	6,022	7,331
Impairment of goodwill	93,602	—	—
Impairment of long-lived assets	18,159	—	8,495

Consolidated income from operations	$69,106	$167,558	$175,521

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the years ended December 31, 2008, 2009 and 2010, and geographic area long-lived assets as of December 31, 2009 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Revenues by geographical areas:
North America	$443,921	$440,480	$489,770
Europe and Middle East	34,274	27,546	21,679
Other Regions	10,650	12,359	15,363

Total revenues	$488,845	$480,385	$526,812

Revenues by service offerings:
Carrier Services:
Numbering Services	$350,364	$329,513	$361,813
Order Management Services	23,623	20,983	19,815
IP Services	18,349	19,975	16,080

Total Carrier Services revenue	392,336	370,471	397,708

Enterprise Services:
Internet Infrastructure Services	44,420	55,631	69,113
Registry Services	52,089	54,283	59,991

Total Enterprise Services revenue	96,509	109,914	129,104

Total revenues	$488,845	$480,385	$526,812

	Year Ended
	December 31,
	2009	2010

Long-lived assets, net
North America	$66,817	$91,675
Europe and Middle East	15,318	1,588
Other Regions	535	7

Total long-lived assets, net	$82,670	$93,270

17.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the Board of Directors. The Company recognized contribution expense totaling $5.2 million, $4.3 million and $4.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan. The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Deferred Compensation Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at market value. Changes in the fair value of the securities are reflected in

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets on the consolidated balance sheets. As of December 31, 2009 and 2010, the assets held in the Rabbi Trust were approximately $1.7 million and $3.7 million, respectively. As of December 31, 2009 and 2010, the Company’s unrealized gain was approximately $0.2 million and $0.6 million, respectively, attributable to the securities held in the Rabbi Trust.

The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2009 and 2010, deferred compensation obligation related to the Deferred Compensation Plan was approximately $1.7 million and $3.6 million, respectively. Changes in the fair value of the deferred compensation obligation are reflected in deferred compensation expense. The Company recognized gains of approximately $33,000 and losses of $0.4 million and $0.3 million in compensation expense for changes in the fair value of the deferred compensation obligation during the years ended December 31, 2008, 2009 and 2010, respectively.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited quarterly financial information for the two year period ended December 31, 2010. In management’s opinion, the unaudited financial information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the quarterly financial information presented.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2009	2009	2009	2009
	(in thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$113,188	$115,764	$117,203	$134,230
Income from operations	38,779	40,042	40,436	48,301
Net income	24,353	24,466	24,519	27,803
Net income per common share — basic	$0.33	$0.33	$0.33	$0.37
Net income per common share — diluted	$0.32	$0.32	$0.32	$0.37

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2010	2010	2010	2010
	(in thousands, except per share data)

Summary consolidated statement of operations:
Total revenue	$128,991	$128,992	$130,509	$138,320
Income from operations	42,005	46,966	47,737	38,813
Net income	25,202	28,573	29,949	22,485
Net income per common share — basic	$0.34	$0.38	$0.40	$0.30
Net income per common share — diluted	$0.33	$0.37	$0.39	$0.30

19.	SUBSEQUENT EVENT

On February 7, 2011, the Company sold certain business assets and liabilities of Neustar NGM Services, Inc. (NGM Services) and its subsidiaries. The Company expects to treat the common stock of NGM Services as worthless for U.S. income tax purposes. As a result of the anticipated worthless stock deduction for the common stock of NGM Services, the Company expects to recognize an associated income tax benefit of approximately $27.0 million to $37.0 million during the year ended December 31, 2011, which primarily represents the book and tax basis differences associated with its investment in NGM Services.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the

Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; and (iii) provide reasonable assurance regarding authorization to effect the acquisition, use or disposition of Company assets, as well as the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NeuStar, Inc.

We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 25, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders, or our 2011 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2011 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2011 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2011 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference to our 2011 Proxy Statement, under the heading “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2011 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2011 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2009 and 2010 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2011 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)

(2)

Schedule for the three years ended December 31, 2008, 2009 and 2010:

II — Valuation and Qualifying Accounts	96

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2008	2009	2010
	(in thousands)

Allowance for Doubtful Accounts
Beginning Balance	$1,654	$1,209	$1,425
Additions	2,387	3,045	2,600
Reductions(1)	(2,832)	(2,829)	(2,590)

Ending Balance	$1,209	$1,425	$1,435

Deferred Tax Asset Valuation Allowance
Beginning Balance	$1,787	$2,864	$2,610
Additions	1,420	15	266
Reductions	(343)	(269)	(536)

Ending Balance	$2,864	$2,610	$2,340

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

Exhibit Index

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

NEUSTAR, INC.

By:	/s/ Lisa A. Hook
Lisa A. Hook
President and Chief Executive Officer

We, the undersigned directors and officers of NeuStar, Inc., hereby severally constitute Lisa A. Hook and Martin K. Lowen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

Signature	Title

/s/ Lisa A. Hook Lisa A. Hook	President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul S. Lalljie Paul S. Lalljie	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cullen James G. Cullen	Chairman, Board of Directors

/s/ Gareth Chang Gareth Chang	Director

/s/ Joel P. Friedman Joel P. Friedman	Director

/s/ Ross K. Ireland Ross K. Ireland	Director

/s/ Paul A. Lacouture Paul A. Lacouture	Director

/s/ Dr. Kenneth A. Pickar Dr. Kenneth A. Pickar	Director

/s/ Michael J. Rowny Michael J. Rowny	Director

/s/ Hellene S. Runtagh Hellene S. Runtagh	Director

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description of Exhibit

(2.1)	Agreement and Plan of Merger, dated as of April 19, 2006, by and among NeuStar, Inc., UDNS Merger Sub, Inc., UltraDNS Corporation, and Ron Lachman as the Holder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed April 25, 2006.
(2.2)	Agreement and Plan of Merger, dated as of November 27, 2006, by and among Neustar, Inc., Followap Inc., B&T Merger Sub, Inc. and Carmel V.C. Ltd. And Sequoia Seed Capital II L.P. (Israel), as Holder Representatives, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed November 27, 2006.
(3.1)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).
(3.2)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed December 16, 2010.
(10.1)	Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009, (m) Exhibit 10.1.1 to our Annual Report on form 10-K, filed February 26, 2010; and (n) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed on July 28, 2010.
(10.2)	Amended and Restated Common Short Code License Agreement effective as of June 2, 2008, by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed August 11, 2008** and (b) Exhibit 10.7.2 to our Quarterly Report on Form 10-Q, filed August 4, 2009.
(10.3)	NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†
(10.4)	NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†
(10.5)	Incentive Stock Option Agreement under the 1999 Plan, made as of April 10, 2000, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.6)	Incentive Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†

Exhibit Number	Description of Exhibit

(10.7)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of June 6, 2002, by and between NeuStar, Inc. and Jeffrey Ganek, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.8)	Incentive Stock Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.9)	Nonqualified Option Agreement under the 1999 Plan, made as of December 18, 2003, by and between NeuStar, Inc. and Jeffrey Ganek, as amended as of June 22, 2004, incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.10)	Nonqualified Stock Option Agreement under the 1999 Plan, made as of February 14, 2005, by and between NeuStar, Inc. and Jim Cullen, incorporated herein by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 2005 (File No. 333-123635).†
(10.11)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on June 2, 2009.
(10.12)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to (a) Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635) and (b) Exhibit 99.2 to our Current Report on Form 8-K, filed June 2, 2009.
(10.13)	Lease, dated January 20, 2010, by and between Ridgetop Three, L.L.C. and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 99.1 to our Current Report on Form 8-K, filed January 20, 2010, and (b) Exhibit 10.61.1 to our Quarterly Report on Form 10-Q, filed October 28, 2010.
(10.14)	Credit Agreement, dated as of February 6, 2007, among NeuStar, Inc., JPMorgan Chase Bank, N.A., and other lenders, incorporated herein by reference to (a) Exhibit 10.1 to our Current Report on Form 8-K, filed February 9, 2007, and (b) Exhibit 10.31.1 to our Quarterly Report on Form 10-Q, filed November 5, 2007.
(10.15)	Guarantee Agreement dated February 6, 2007 among certain subsidiaries of NeuStar, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 9, 2007.
(10.16)	NeuStar, Inc. Annual Performance Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed July 13, 2007.†
(10.17)	NeuStar, Inc. 2010 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 10.28 to our Current Report on Form 8-K, filed July 28, 2010.†
(10.18)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†
(10.19)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed March 5, 2007.†
(10.20)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†
(10.21)	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.49 to Amendment No. 5 to our Registration Statement on Form S-1, filed June 10, 2005 (File No. 333-123635).†
(10.22)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.50 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

Exhibit Number	Description of Exhibit

(10.23)	Form of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to (a) Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006 and (b) Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†
(10.24)	Agreement, dated December 8, 2008, by and between NeuStar, Inc. and Jeffrey E. Ganek, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 10, 2008.†
(10.25)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†
(10.26)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†
(10.27)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K/A, filed February 28, 2008.†
(10.28)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to Neustar’s Current Report on Form 8-K, filed December 15, 2009.†
(10.29)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed March, 1, 2010.†
(10.30)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed March 1, 2010.†
(10.31)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.53 to our Quarterly Report on Form 10-Q, filed August 11, 2008.†
(10.32)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.
(10.33)	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed January 15, 2009, as superseded by Compensation Agreement, made as of December 9, 2009, by and between Neustar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.1 to our Current Report on From 8-K, filed on December 15, 2009.†
(10.34)	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed February 27, 2009.†
(10.35)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†
(10.36)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†
(10.37)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†
(10.38)	Status Change Agreement, dated November 15, 2010, between Jeffrey Ganek and NeuStar, Inc., incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed November 15, 2010.†
(10.39)	Consulting Services Agreement, dated November 15, 2010, between Jeffrey Ganek and NeuStar, Inc., incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed November 15, 2010.†

Exhibit Number		Description of Exhibit

(10.40)		Status Change Agreement, dated December 15, 2010, between John J. Dziak, Jr. and NeuStar, Inc., incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 15, 2010.†
(10.41)		Consulting Services Agreement, dated December 15, 2010, between John J. Dziak, Jr. and NeuStar, Inc., incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed December 15, 2010.†
10.42		Form of Agreement Respecting Noncompetition, Nonsolicitation and Nondisparagement.†
10.43		Board Stock Ownership Guidelines.
(10.44)		Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†
(10.45)		Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1. filed May 27, 2005 (File No. 333-123635).†
21.1		Subsidiaries of NeuStar, Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on the signature page herewith).
31.1		Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.
99.2		Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.
101	.INS	XBRL Instance Document***
101	.SCH	XBRL Taxonomy Extension Schema***
101	.CAL	XBRL Taxonomy Extension Calculation***
101	.DEF	XBRL Taxonomy Extension Definition***
101	.LAB	XBRL Taxonomy Extension Label***
101	.PRE	XBRL Taxonomy Extension Presentation***

†	Compensation arrangement.

**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.