Form 10-Q
period 2011-03-31
NEUSTAR INC
filed 2011-04-27
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-32548
NeuStar, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2141938 (I.R.S. Employer Identification No.)
21575 Ridgetop Circle
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 73,715,630 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at April 25, 2011.

NEUSTAR, INC.
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 (unaudited)	3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2011	5

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2011	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	31

Item 4. [Removed and Reserved]	31

Item 5. Other Information	31

Item 6. Exhibits	32

Signatures
EX-10.1.1
EX-10.46
EX-10.47
EX-10.48
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX — 31.1
EX — 31.2
EX — 32.1
EX — 101 INSTANCE DOCUMENT
EX — 101 SCHEMA DOCUMENT
EX — 101 CALCULATION LINKBASE DOCUMENT
EX — 101 LABELS LINKBASE DOCUMENT
EX — 101 PRESENTATION LINKBASE DOCUMENT
EX — 101 DEFINITION LINBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331,570	$296,684
Restricted cash	556	9,791
Short-term investments	13,802	29,536
Accounts receivable, net of allowance for doubtful accounts of $1,435 and $1,850, respectively	82,250	83,520
Unbilled receivables	7,188	7,336
Notes receivable	567	575
Prepaid expenses and other current assets	12,797	11,061
Deferred costs	5,849	6,441
Income taxes receivable	—	29,706
Deferred tax assets	6,146	5,929

Total current assets	460,725	480,579

Long-term investments	37,009	65,996
Property and equipment, net	74,296	82,883
Goodwill	124,651	124,651
Intangible assets, net	18,974	17,846
Notes receivable, long-term	1,023	876
Deferred costs, long-term	1,052	947
Deferred tax assets, long-term	10,137	5,488
Other assets, long-term	6,007	5,777

Total assets	$733,874	$785,043

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2010	2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,882	$4,219
Accrued expenses	57,808	42,943
Income taxes payable	1,590	—
Deferred revenue	31,751	31,228
Capital lease obligations	6,325	5,552
Accrued restructuring	4,703	2,717
Other liabilities	9,445	9,777

Total current liabilities	115,504	96,436

Deferred revenue, long-term	10,578	11,025
Capital lease obligations, long-term	4,076	3,099
Accrued restructuring, long-term	315	741
Other liabilities, long-term	7,289	10,021

Total liabilities	137,762	121,322

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and March 31, 2011	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,294,573 and 81,341,752 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	80	81
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	—	—
Additional paid-in capital	364,346	379,084
Treasury stock, 6,665,228 and 7,404,789 shares at December 31, 2010 and March 31, 2011, respectively, at cost	(169,848)	(189,039)
Accumulated other comprehensive loss	(144)	(58)
Retained earnings	401,678	473,653

Total stockholders’ equity	596,112	663,721

Total liabilities and stockholders’ equity	$733,874	$785,043

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2011
Revenue:
Carrier Services	$99,788	$110,015
Enterprise Services	29,203	36,480

Total revenue	128,991	146,495
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	29,113	31,683
Sales and marketing	22,854	25,999
Research and development	4,078	4,038
General and administrative	18,449	21,183
Depreciation and amortization	10,143	9,516
Restructuring charges	2,349	1,718

	86,986	94,137

Income from operations	42,005	52,358
Other (expense) income:
Interest and other expense	(1,748)	(2,513)
Interest and other income	1,390	203

Income before income taxes	41,647	50,048
Provision (benefit) for income taxes	16,445	(21,927)

Net income	$25,202	$71,975

Net income per share:
Basic	$0.34	$0.97

Diluted	$0.33	$0.96

Weighted average common shares outstanding:
Basic	74,613	73,938

Diluted	75,944	75,285

See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2011
Operating activities:
Net income	$25,202	$71,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,143	9,516
Stock-based compensation	3,866	6,296
Amortization of deferred financing costs	42	42
Excess tax benefits from stock option exercises	(350)	(1,914)
Deferred income taxes	(1,388)	4,785
Provision for doubtful accounts	266	1,009
Gain on trading securities	(61)	—
Amortization of bond premium (discount), net	—	449
Loss on asset sale	—	1,933
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,444)	(3,164)
Unbilled receivables	(1,152)	(334)
Notes receivable	—	139
Prepaid expenses and other current assets	359	1,736
Deferred costs	402	(487)
Income taxes receivable	—	(29,706)
Other assets	(619)	334
Other liabilities	714	(636)
Accounts payable and accrued expenses	(27,309)	(15,006)
Income taxes payable	13,490	(248)
Accrued restructuring	(706)	(1,560)
Deferred revenue	2,449	85

Net cash provided by operating activities	21,904	45,244
Investing activities:
Purchases of property and equipment	(7,191)	(13,248)
Sales of investments	650	257
Purchases of investments	—	(45,428)

Net cash used in investing activities	(6,541)	(58,419)
Financing activities:
Increase of restricted cash	(12)	(9,235)
Principal repayments on notes payable	(987)	—
Principal repayments on capital lease obligations	(3,545)	(1,750)
Proceeds from exercise of common stock options	2,443	6,570
Excess tax benefits from stock-based compensation	350	1,914
Repurchase of restricted stock awards	(300)	(713)
Repurchase of common stock	—	(18,478)

Net cash used in financing activities	(2,051)	(21,692)
Effect of foreign exchange rates on cash and cash equivalents	(7)	(19)

Net increase (decrease) in cash and cash equivalents	13,305	(34,886)
Cash and cash equivalents at beginning of period	304,581	331,570

Cash and cash equivalents at end of period	$317,886	$296,684

See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
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
     The Company provides critical directory services that its carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements, including the following:
•	Carrier Services. The Company’s carrier services include numbering services, order management services and Internet protocol (IP) services. Through its set of unique databases and system infrastructure in geographically dispersed data centers, the Company manages the increasing complexity in the telecommunications industry. The Company ensures the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. The Company operates the authoritative databases that manage virtually all telephone area codes and numbers, and enables the dynamic routing of calls among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large must access a copy of the Company’s unique database to properly route their customers’ calls. The Company also facilitates order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of IP communications.

•	Enterprise Services. The Company’s enterprise services include Internet infrastructure services and registry services. Through the Company’s global directory platform, the Company provides a suite of domain name system (DNS) services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides IP geolocation services that help enterprises identify the location of their consumers for a variety of purposes, such as target marketing and fraud prevention. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K) filed with the Securities and Exchange Commission.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
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
Fair Value of Financial Instruments
     The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determined the fair value of its short-term and long-term investments utilizing quoted market prices in active markets (see Note 4). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate.
     The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2010		March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$331,570	$331,570	$296,684	$296,684
Restricted cash (current assets)	$556	$556	$9,791	$9,791
Short-term investments	$13,802	$13,802	$29,536	$29,536
Notes receivable	$1,590	$1,590	$575	$575
Marketable securities (other assets, long-term)	$3,681	$3,681	$4,358	$4,358
Long-term investments	$37,009	$37,009	$65,996	$65,996
Deferred compensation (other liabilities, long-term)	$3,621	$3,621	$4,332	$4,332
Restricted Cash
     As of December 31, 2010 and March 31, 2011, restricted cash was $0.6 million and $9.8 million, respectively. As of March 31, 2011, cash of $9.3 million was restricted as collateral for the Company’s outstanding letters of credit (see Note 6). As of December 31, 2010 and March 31, 2011, cash of $0.6 million and $0.5 million, respectively, was restricted for deposits on leased facilities.
Revenue Recognition
     The Company provides essential technology and directory services to carrier and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.
  Significant Contracts
     As part of its carrier services, the Company provides number portability administration center services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with North American Portability Management LLC (NAPM), an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $362.1 million and $385.6 million in 2010 and 2011, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for fixed credits to customers of $25.0 million in 2010 and $5.0 million in 2011, which were applied to reduce the Base Fee for the applicable year. Customers under these contracts may earn additional credits of up to $15.0 million annually in each of 2010 and 2011 if the customers reach specific levels of aggregate telephone number inventories and adopts and implements certain IP fields and functionality. These contracts also enable the Company’s customers to earn credits if the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of credits earned based on transaction volume is done annually at the end of each year and earned credits are applied to the following year’s invoices. To the extent any additional credits expire unused at the end of a year, they will be recognized in revenue at that time.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
     The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee in its Carrier Services operating segment on a straight-line basis over twelve months. For 2010, the Company concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, the Company concluded that the fixed and determinable fee equals $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. As of March 31, 2011, the Company has determined that its carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.
     The total amount of revenue derived under the Company’s contracts with NAPM, comprised of NPAC Services, connection service fees related to the Company’s NPAC Services and system enhancements, was approximately $84.8 million and $93.8 million for the three months ended March 31, 2010 and 2011, respectively.
     Fees under the Company’s contracts with NAPM are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission. The Company also bills a Revenue Recovery Collections fee equal to a percentage of monthly billings to its customers under its NAPM contracts, which is available to the Company if any customer fails to pay its allocable share of total transactions charges under the contracts to provide NPAC Services.
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
     The Company generates revenue from connection fees and system enhancements provided under its contracts with NAPM. The Company recognizes connection fee revenue as the service is performed. System enhancements are provided under contracts in which the Company is reimbursed for costs incurred plus a fixed fee, and revenue is recognized based on costs incurred plus a pro rata amount of the fee.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
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
  Accounting for Multiple Element Arrangements Entered Into or Materially Modified After January 1, 2011
     In September 2009, the FASB ratified Accounting Standard Update (ASU) 2009-13, Revenue Recognition Topic 605 — Multiple-Deliverable Revenue Arrangements (ASU 2009-13). When vendor specific objective evidence or third party evidence for deliverables in a multiple-element arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2011.
     During 2010 and the three months ended March 31, 2011, certain of the Company’s arrangements included customer set-up and implementation services, followed by ongoing transaction processing. These customer set-up and implementation services were not considered a separate deliverable that provides stand-alone value to the customer and such fees were deferred and recognized as revenue on a straight-line basis over the term of the contract. Accordingly, the adoption of ASU 2009-13 did not have a material effect on the Company’s revenue recognized for the three months ended March 31, 2011. Assuming the adoption of ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2010, the effect on revenue recognized for the three months ended March 31, 2010 would not have been materially different.
   Service Level Standards
     Some of the Company’s private commercial contracts require the Company to meet service level standards and impose corresponding penalties if the Company fails to meet those standards. The Company records a provision for these performance-related penalties in the period in which it becomes aware that it has failed to meet required service levels, triggering the requirement to pay a penalty, which results in a corresponding reduction to revenue.
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
     The income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the projected annual effective income tax rate, the Company analyzes various factors, including the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.
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
Recent Accounting Pronouncements
     There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the 2010 Form 10-K.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
3. INVESTMENTS
Auction Rate Securities and Rights
     In November 2008, the Company accepted a settlement offer in the form of a rights offering (ARS Rights) by the investment firm that brokered the Company’s original purchases of auction rate securities (ARS). The ARS Rights provided the Company with rights to sell its ARS at par value to the investment firm during a two year period beginning June 30, 2010. Under the ARS Rights, the investments were completely liquidated on July 1, 2010.
     The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and to classify the associated ARS as trading securities. During the three months ended March 31, 2010, the Company recorded a loss of $1.1 million, related to the change in estimated fair value of the ARS Rights and a gain of $1.0 million, related to the change in estimated fair value of the ARS.
     Under the terms of the ARS Rights, if the investment firm was successful in selling any ARS prior to June 30, 2010, the investment firm was obligated to pay the Company par value for any ARS sold. During the three months ended March 31, 2010, the investment firm sold ARS with an original par value of $0.7 million. The Company received this amount in cash from the investment firm and recognized realized gains of $0.1 million.
Pre-refunded Municipal Bonds and U.S. Treasury Notes
     As of December 31, 2010 and March 31, 2011, the Company held approximately $50.8 million and $75.4 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. In addition, as of March 31, 2011, the Company held approximately $20.1 million in U.S. Treasury notes. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments — Debt and Equity Securities Topic of the FASB ASC. The Company did not have any sales or record any impairment charges related to these investments during 2010. During the three months ended March 31, 2011, the Company sold approximately $0.3 million of pre-refunded municipal bonds, classified as short-term investments. The following table summarizes the Company’s investment in these investments as of December 31, 2010 and March 31, 2011 (in thousands):

	December 31, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year:
Municipal bonds	$13,782	$23	$(3)	$13,802
Due after one year through three years:
Municipal bonds	36,968	61	(20)	37,009

Total	$50,750	$84	$(23)	$50,811

	March 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year:
Municipal bonds	$29,525	$17	$(6)	$29,536
Due after one year through three years:
Municipal bonds	45,832	63	(28)	45,867
U.S. Treasury notes	20,115	14	—	20,129

Total	$95,472	$94	$(34)	$95,532

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
4. FAIR VALUE MEASUREMENTS
     Fair value is the price that would be received in the sale of asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosure Topic of FASB ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1. Observable inputs, such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires the Company to make significant judgments.
     The following table sets forth, as of December 31, 2010 and March 31, 2011, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$13,802	$—	$—	$13,802
Municipal bonds (maturities one to three years)	$37,009	$—	$—	$37,009
Marketable securities(1)	$3,681	$—	$—	$3,681
Deferred compensation(2)	$3,621	$—	$—	$3,621

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$29,536	$—	$—	$29,536
Municipal bonds (maturities one to three years)	$45,867	$—	$—	$45,867
U.S. Treasury notes (maturity one to three years)	$20,129	$—	$—	$20,129
Marketable securities(1)	$4,358	$—	$—	$4,358
Deferred compensation(2)	$4,332	$—	$—	$4,332

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
     There were no changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2011. The Company’s goodwill by operating segment as of December 31, 2010 and March 31, 2011 is as follows (in thousands):

	December 31,	March 31,
	2010	2011
Carrier Services:
Gross goodwill	$202,055	$202,055
Accumulated impairment losses	(93,602)	(93,602)

Net goodwill	108,453	108,453

Enterprise Services:
Gross goodwill	16,198	16,198
Accumulated impairment losses	—	—

Net goodwill	16,198	16,198

Total:
Gross goodwill	218,253	218,253
Accumulated impairment losses	(93,602)	(93,602)

Net goodwill	$124,651	$124,651

Intangible Assets
     Intangible assets consist of the following (in thousands):

			Weighted-
			Average
			Amortization
	December 31,	March 31,	Period
	2010	2011	(in years)
Intangible assets:
Customer lists and relationships	$49,881	$49,881	6.0
Accumulated amortization	(34,062)	(34,897)

Customer lists and relationships, net	15,819	14,984

Acquired technology	19,554	19,554	3.4
Accumulated amortization	(16,805)	(17,064)

Acquired technology, net	2,749	2,490

Trade name	630	630	3.0
Accumulated amortization	(224)	(258)

Trade name, net	406	372

Intangible assets, net	$18,974	$17,846

     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.2 million and $1.1 million for the three months ended March 31, 2010 and 2011, respectively. Amortization expense related to intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is expected to be approximately $4.4 million, $4.1 million, $2.7 million, $2.1 million, $2.0 million and $3.6 million, respectively. Intangible assets as of March 31, 2011 will be fully amortized during the year ended December 31, 2017.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
6. NOTES PAYABLE
     On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2010 and March 31, 2011. As of December 31, 2010, available borrowings were reduced by outstanding letters of credit of $8.8 million. As of March 31, 2011, the Company’s available borrowings under the Credit Facility were $100 million and the $8.8 million of outstanding letters of credit were collateralized by $9.3 million of restricted cash.
     The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2010, and the three months ended March 31, 2011, the Company was in compliance with these covenants.
7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
     The Company has three stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of March 31, 2011, 7,073,592 shares were available for grant or award under the 2009 Plan.
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
     Stock-based compensation expense recognized for the three months ended March 31, 2010 and 2011 was $3.9 million and $6.3 million, respectively. As of March 31, 2011, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $48.2 million, which the Company expects to recognize over a weighted average period of approximately 1.73 years. Total unrecognized compensation expense as of March 31, 2011 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures, as well as changes in the estimated fair value of non-vested share-based awards granted to consultants.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
Stock Options
     The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 and 2011 was $8.07 and $8.70, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2010 and 2011, and a discussion of the Company’s assumptions:

	Three Months Ended
	March 31,
	2010	2011
Dividend yield	—%	—%
Expected volatility	39.30%	36.98%
Risk-free interest rate	2.17%	1.70%
Expected life of options (in years)	4.42	4.42
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
     The following table summarizes the Company’s stock option activity:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
		Exercise	Value	Life
	Shares	Price	(in millions)	(in years)
Outstanding at December 31, 2010	6,715,559	$20.68
Options granted	1,772,973	26.45
Options exercised	(790,929)	8.31
Options forfeited	(138,156)	22.26

Outstanding at March 31, 2011	7,559,447	$23.30	$27.0	4.84

Exercisable at March 31, 2011	3,412,707	$23.05	$16.6	3.28

     The aggregate intrinsic value of options exercised for the three months ended March 31, 2010 and 2011 was $1.9 million and $14.3 million, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
Restricted Stock
     The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2011:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2010	534,590	$22.82
Restricted stock granted	284,615	26.45
Restricted stock vested	(78,869)	22.74
Restricted stock forfeited	(28,365)	24.55

Outstanding at March 31, 2011	711,971	$24.21	$18.2

     The total aggregate intrinsic value of restricted stock vested during the three months ended March 31, 2011 was approximately $2.0 million. During the three months ended March 31, 2011, the Company repurchased 27,618 shares of common stock for an aggregate purchase price of $0.7 million, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Restricted Stock Units
     During the year ended December 31, 2010 and the three months ended March 31, 2011, the Company granted 266,580 and 232,537 PVRSUs, respectively, to certain employees with an aggregate fair value of $6.1 million and $6.2 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of March 31, 2011, the Company estimates that 100% of the performance target for PVRSUs granted during each of 2010 and 2011, respectively, will be achieved.
     The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.
     The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2011:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Non-vested December 31, 2010	840,923	$19.53
Granted	232,537	26.45
Vested	—	—
Forfeited	(199,090)	25.15

Non-vested March 31, 2011	874,370	$20.09	$22.4

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
Restricted Stock Units
     The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2011:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2010	231,865	$23.99
Granted	—	—
Vested	—	—
Forfeited	(750)	25.84

Outstanding at March 31, 2011	231,115	$23.99	$5.9

     These restricted stock units were issued to non-management directors of the Company’s board of directors and certain employees. Restricted stock units granted to non-management directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting, each director’s restricted stock units automatically will be converted into deferred stock units, which will be delivered to the director in shares of the Company’s stock six months following the director’s termination of Board service. Restricted stock units granted to employees are expected to fully vest on the achievement of performance targets at the end of specified performance periods.
Share Repurchase Program
     The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. During the first quarter of 2011, the Company repurchased 0.7 million shares of its Class A common stock at an average price of $25.95 per share, for a total purchase price of $18.5 million. As of March 31, 2011, a total of 2.4 million shares at an average price of $24.74 per share had been repurchased under this program for an aggregate purchase price of $58.9 million. All repurchased shares are accounted for as treasury shares.
8. BASIC AND DILUTED NET INCOME PER COMMON SHARE
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2011
Computation of basic net income per common share:
Net income	$25,202	$71,975

Weighted average common shares and participating securities outstanding — basic	74,613	73,938

Basic net income per common share	$0.34	$0.97

Computation of diluted net income per common share:
Net income	$25,202	$71,975

Weighted average common shares and participating securities outstanding — basic	74,613	73,938
Effect of dilutive securities:
Stock-based awards	1,331	1,347

Weighted average common shares outstanding — diluted	75,944	75,285

Diluted net income per common share	$0.33	$0.96

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
     Diluted earnings per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 3,672,553 and 4,340,519 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended March 31, 2010 and 2011, respectively, due to their anti-dilutive effects.
9. COMPREHENSIVE INCOME
     Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.
     The following table summarizes the components of total comprehensive income, net of taxes, during the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Net income	$25,202	$71,975
Unrealized loss / gain on investments	44	79
Accumulated translation adjustments	(14)	7

Total comprehensive income	$25,232	$72,061

     The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three months ended March 31, 2010 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Tax (provision) benefit:
Unrealized loss / gain on investments	$(28)	$(65)
Accumulated translation adjustments	$(7)	$(25)
10. RESTRUCTURING CHARGES
     During the three months ended March 31, 2010 and 2011, the Company recorded restructuring charges of $2.3 million and $1.7 million, respectively. During the three months ended March 31, 2010, the Company’s restructuring charges consisted of charges incurred under its Converged Messaging Services restructuring plan initiated in 2008, and its 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky. The Company completed its 2009 Kentucky relocation plan in the third quarter of 2010. During the three months ended March 31, 2011, the Company’s restructuring charges consisted of charges incurred under its Converged Messaging Services and its 2010 Management Transition restructuring plans.
Restructuring Plans
   Converged Messaging Services
     Beginning in the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s Converged Messaging Services business, previously known as the Company’s Next Generation Messaging (NGM) business, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In the third quarter of 2009 and fourth quarter of 2010, the Company extended the restructuring plan to include further headcount reductions and closure of certain additional facilities. During the first quarter of 2011, the Company sold certain assets and liabilities of Neustar NGM Services, Inc. and its subsidiaries, and initiated the wind-down of the residual operations of its Converged Messaging Services

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
business. The Company anticipates that it will incur additional restructuring charges related to the wind-down of its Converged Messaging Services business through the third quarter of 2011 of approximately $0.3 million. Total net restructuring charges recorded since the fourth quarter of 2008 include approximately $8.4 million of severance and severance-related costs and $1.5 million of lease and facility exit costs. Amounts related to lease terminations due to the closure of excess facilities will be paid over the remainder of the respective lease terms, the longest of which extends through 2013. The Company’s Converged Messaging Services business is included in the Carrier Services operating segment.
   2010 Management Transition
     In the fourth quarter of 2010, the Company initiated a domestic work-force reduction impacting both of its operating segments and recorded severance and severance-related charges of $3.8 million. During the first quarter of 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with its restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $1.4 million in severance and severance-related payments through the third quarter of 2012.
   2001 Plan
     At December 31, 2010 and March 31, 2011, the liability related to a reduction in leased facilities incurred in connection with a 2001 restructuring plan was $0.8 million and $0.7 million, respectively. Amounts related to lease terminations due to the closure of facilities under this 2001 restructuring plan will be paid over the remainder of the respective lease terms, the longest of which extends through 2011.
   Summary of Accrued Restructuring Plans
     The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the three months ended March 31, 2011 are as follows (in thousands):

	December 31,	Additional	Cash		March 31,
	2010	Costs	Payments	Adjustments	2011
Converged Messaging Services:
Severance and related costs	$656	$689	$(753)	$(120)	$472
Lease and facilities exit costs	172	—	(91)	717	798

Total Converged Messaging Services	828	689	(844)	597	1,270
2010 Management Transition:
Severance and related costs	3,354	447	(2,347)	(15)	1,439
2001 Plan:
Lease and facilities exit costs	836	—	(87)	—	749

Total restructuring plans	$5,018	$1,136	$(3,278)	$582	$3,458

11. OTHER (EXPENSE) INCOME
     Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,
	2010	2011
Interest and other expense:
Interest expense	$543	$353
Loss on asset disposals	40	2,109
Loss on ARS Rights	1,072	—
Foreign currency transaction loss	93	51

Total	$1,748	$2,513

Interest and other income:
Interest income	$257	$203
ARS trading gains	1,133	—

Total	$1,390	$203

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
     During the three months ended March 31, 2011, the Company sold certain assets and liabilities of its Converged Messaging Services business and recognized a loss on sale of approximately $1.9 million.
12. INCOME TAXES
     On February 7, 2011, the Company sold certain business assets and liabilities of Neustar NGM Services, Inc. (NGM Services) and its subsidiaries. The Company intends to treat the common stock of NGM Services as worthless for U.S. income tax purposes in its 2011 U.S. federal and state income tax returns. As a result, the Company recorded an income tax benefit of $42.7 million for the three months ended March 31, 2011, which primarily represents the book and tax basis differences associated with its investment in NGM Services. The Company also recognized $0.8 million income tax provision primarily related to settlement of its Internal Revenue Service (IRS) examination and an increase in uncertain tax positions. The Company’s effective tax rate decreased to (43.8)% for the three months ended March 31, 2011 from 39.5% for the three months ended March 31, 2010. Excluding the discrete items discussed above, the Company’s effective tax rate was 40.0% for the three months ended March 31, 2011.
     As of December 31, 2010 and March 31, 2011, the Company had unrecognized tax benefits of $1.2 million and $1.4 million, respectively, of which $1.2 million and $1.4 million, respectively, would affect the Company’s effective tax rate if recognized.
     The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $11,000 and $39,000 for the three months ended March 31, 2010 and 2011, respectively. As of December 31, 2010 and March 31, 2011, the Company had established reserves of approximately $84,000 and $123,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed an examination of the Company’s federal income tax returns for the years 2007 and 2008. The audit resulted in no material effect on the Company’s financial position, results of operations or cash flows. The Israeli Taxing Authority has initiated an examination of the Company’s income tax returns for years 2007 through 2010. While the outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     The Company anticipates that total unrecognized tax benefits will decrease by approximately $509,000 over the next twelve months due to the expiration of certain statutes of limitations.
13. SEGMENT INFORMATION
     The Company has two operating segments, reflective of the manner in which the chief operating decision maker (CODM) allocates resources and assesses performance: Carrier Services and Enterprise Services. The Company’s operating segments are the same as its reportable segments.
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
     The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as Internet infrastructure services. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011
find and resolve Internet queries and top-level domains. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides IP geolocation services that help enterprises identify the location of their consumers used in a variety of purposes, such as target marketing and fraud prevention. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.
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
     Information for the three months ended March 31, 2010 and 2011 regarding the Company’s reportable segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Revenue:
Carrier Services	$99,788	$110,015
Enterprise Services	29,203	36,480

Total revenue	$128,991	$146,495

Segment contribution:
Carrier Services	$86,069	$94,743
Enterprise Services	12,788	15,651

Total segment contribution	98,857	110,394

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	18,860	19,632
Sales and marketing	4,604	3,825
Research and development	3,523	3,619
General and administrative	17,373	19,726
Depreciation and amortization	10,143	9,516
Restructuring charges	2,349	1,718

Consolidated income from operations	$42,005	$52,358

     Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.
Enterprise-Wide Disclosures
     Geographic area revenues and service offering revenues from external customers for the three months ended March 31, 2010 and 2011, and geographic area long-lived assets as of December 31, 2010 and March 31, 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
Revenues by geographical areas:
North America	$120,480	$137,093
Europe and Middle East	5,157	5,806
Other regions	3,354	3,596

Total revenues	$128,991	$146,495

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011

	Three Months Ended
	March 31,
	2010	2011
Revenues by service offerings:
Carrier Services:
Numbering Services	$90,701	$99,426
Order Management Services	4,521	7,144
IP Services	4,566	3,445

Total Carrier Services	99,788	110,015
Enterprise Services:
Internet Infrastructure Services	15,448	20,404
Registry Services	13,755	16,076

Total Enterprise Services	29,203	36,480

Total revenues	$128,991	$146,495

	December 31,	March 31,
	2010	2011
Long-lived assets, net
North America	$91,675	$100,429
Europe and Middle East	1,588	296
Other regions	7	4

Total long-lived assets, net	$93,270	$100,729

14. SUBSEQUENT EVENT
     On April 21, 2011, the Company entered into a definitive agreement to acquire the assets and certain liabilities of the Numbering Solutions business from Evolving Systems, Inc. for cash consideration of approximately $39.0 million, subject to certain purchase price adjustments. Evolving Systems’ Numbering Solutions business will expand the Company’s Carrier Services and further the Company’s long-term initiative to simplify operators’ Operating Support Systems architectures by mitigating cost and complexity, while making the evolution to next-generation networks more efficient, manageable, and flexible to meet the increasingly complex needs of end-users. The acquisition, which is subject to customary closing conditions including the affirmative vote of a majority of Evolving Systems, Inc. stockholders, is expected to close within 120 days.

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
Overview
     During the first quarter we continued to experience increased demand for our solutions around our Numbering Services, Internet Infrastructure Services, or IIS, and Registry Services. Total revenue for the quarter grew 13.6% to $146.5 million as compared to $129.0 million in the first quarter of 2010. This revenue increase was primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We recognized $91.4 million of revenue under our contracts to provide NPAC Services in the first quarter of 2011, a $10.9 million increase, or 13.5%, from the corresponding period in 2010. In addition, we continued to see strong demand for our IIS, both from new and current customers. For the quarter, we recognized $20.4 million of revenue from our IIS, a $5.0 million increase, or 32.1%, from the corresponding period in 2010.
     We continued to focus on positioning our company for future growth by streamlining our business activities, leveraging our operational capabilities in new areas and strengthening our management team by appointing an Executive Vice President of Legal and External Affairs and a Senior Vice President of Business Affairs. We developed new customer relationships by investing modestly in adjacent verticals and nascent growth opportunities that leverage our core competencies, which include managing directories and providing secured access to network services, data and intelligence.
     Our revenue growth and discrete investments in new opportunities resulted in continued profitability and positive cash generation during the quarter. Our cash, cash equivalents and investments increased to $392.2 million as of March 31, 2011 and our cash flow provided by operating activities in the first quarter totaled $45.2 million. We repurchased approximately 712,000 shares of our Class A common stock at an average price of $25.95 for a total of $18.5 million.
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
     Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, for certain matters that may bear on our results of operations.

     The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.
  Revenue Recognition
     We provide NPAC Services pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, is set at $362.1 million and $385.6 million in 2010 and 2011, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for fixed credits to customers of $25.0 million in 2010 and $5.0 million in 2011, which were applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in each of 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implement certain IP fields and functionality. Moreover, these contracts provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of whether any volume credits have been earned is done annually at the end of the year and any credits earned are applied to the following year’s invoices. To the extent any additional credits expire unused at the end of each year, the credits will be recognized in revenue at that time.
     We determine the fixed and determinable fee under these contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2010, we concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, we concluded that the fixed and determinable fee equals $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. As of March 31, 2011, we have determined that our carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.
  Restructuring
     As of March 31, 2011, the accrued liability associated with our restructuring and other related charges was $3.5 million. As part of our restructuring costs, we record a liability for the estimated cost of the net lease expense for facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of March 31, 2011, our accrued restructuring liability related to our net lease expense and other related charges was $1.5 million. These lease payments will be made over the remaining lives of the leases for facilities that we have vacated, the longest of which extends through 2013. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.
  Investments
     As of March 31, 2011, we have approximately $95.5 million of investments in pre-refunded municipal bonds and U.S. Treasury notes. These investments are accounted for as available-for-sale securities and unrealized gains or losses on these investments are recorded in other comprehensive income. We are exposed to investment risk as it relates to changes in the market value of our investments. We determined the fair value of our investments using observable inputs such as quoted prices in active markets. As of March 31, 2011, we determined that any declines in the fair value of our investments are not other-than-temporary. Given the significance of these investments to our consolidated balance sheet, declines in the fair value that are considered to be other-than-temporary could have a material effect on our consolidated financial statements.
  Stock-Based Compensation
     We recognize share-based compensation expense in accordance with the Compensation — Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification which requires the measurement and recognition of compensation expense for share-based awards granted to employees based on estimated fair values on the date of grant. The estimated fair values of non-vested share-based awards granted to consultants are measured and recognized each reporting period through each vesting date. We estimate the fair value of each option-based award using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.
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

See Note 7 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of March 31, 2011, total unrecognized compensation expense was $48.2 million, which relates to non-vested stock options, non-vested restricted stock units, non-vested restricted stock and non-vested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.73 years.
     We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. As of March 31, 2011, we estimate achievement of 100% of the performance targets related to our PVRSUs granted during each of 2010 and 2011, respectively. Changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

Consolidated Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011
     The following table presents an overview of our results of operations for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$99,788	$110,015	$10,227	10.2%
Enterprise Services	29,203	36,480	7,277	24.9%

Total revenue	128,991	146,495	17,504	13.6%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	29,113	31,683	2,570	8.8%
Sales and marketing	22,854	25,999	3,145	13.8%
Research and development	4,078	4,038	(40)	(1.0)%
General and administrative	18,449	21,183	2,734	14.8%
Depreciation and amortization	10,143	9,516	(627)	(6.2)%
Restructuring charges	2,349	1,718	(631)	(26.9)%

	86,986	94,137	7,151	8.2%

Income from operations	42,005	52,358	10,353	24.6%
Other (expense) income:
Interest and other expense	(1,748)	(2,513)	(765)	43.8%
Interest and other income	1,390	203	(1,187)	(85.4)%

Income before income taxes	41,647	50,048	8,401	20.2%
Provision (benefit) for income taxes	16,445	(21,927)	(38,372)	(233.3)%

Net income	$25,202	$71,975	$46,773	185.6%

Net income per common share:
Basic	$0.34	$0.97

Diluted	$0.33	$0.96

Weighted average common shares outstanding:
Basic	74,613	73,938

Diluted	75,944	75,285

  Revenue
     Carrier Services. Revenue from our Carrier Services operating segment increased $10.2 million primarily due to an increase of $8.7 million in revenue from our Numbering Services and an increase of $2.6 million in revenue from our Order Management Services, partially offset by a decrease of $1.1 million from our IP Services. The $8.7 million increase in revenue from our Numbering Services was the result of an established increase of $10.9 million in the fixed fee under our contracts to provide NPAC services, offset by a decrease of $1.1 million in system enhancements and functionality requested by our Numbering Services customers. Order Management Services revenue increased primarily due to greater demand and usage from existing customers and the addition of new customers. IP Services revenue decreased due to the sale of certain assets and liabilities and the continued wind down of operations of our Converged Messaging Services.
     Enterprise Services. Revenue from our Enterprise Services operating segment increased $7.3 million primarily due to an increase of $5.0 million in revenue from our Internet Infrastructure Services. This was primarily driven by increased demand from current customers that are realizing sustained growth in Internet traffic and new customers utilizing our expansive DNS solutions, including IP geolocation services, monitoring and external DNS. In addition, Registry Services revenue increased $2.3 million due to an increase in the number of common short codes and domain names under management.
  Expense
     Cost of revenue. Cost of revenue increased $2.6 million primarily due to an increase of $1.2 million in ongoing costs to scale our platforms to support our business and operational growth, which includes costs to upgrade our data center operations and related maintenance. In addition, cost of revenue increased $1.1 million due to personnel and personnel-related expense to support our expanded services offerings, including new directory services, IP geolocation services, and system enhancements for functionality improvements requested by our customers. Royalty expense in our Registry Services related to common short codes under management increased $0.9 million. These increases were partially offset by a decrease of $1.0 million in fees for outsourced services, resulting from the sale of certain assets and liabilities and the continued wind down of operations of our Converged Messaging Services.
     Sales and marketing. Sales and marketing expense increased $3.1 million primarily due to an increase of $3.3 million in personnel and personnel-related expense for our expanded sales and marketing teams, primarily due to increased headcount. This increased headcount supports our growth as we broaden our portfolio of services, geographic presence and brand awareness through product initiatives as well as customer and industry events.
     Research and development. Research and development expense for the three months ended March 31, 2010 was comparable to the expense for the three months ended March 31, 2011.
     General and administrative. General and administrative expense increased $2.7 million, primarily due to costs incurred to support business growth and costs incurred in preparation for new business opportunities and corporate initiatives. The increase also resulted from further investments in our core teams in support of business operations. Personnel and personnel-related expense increased $2.9 million, primarily as a result of headcount additions and an increase of $1.2 million in stock-based compensation expense resulting from the fair value measurement of stock-based awards attributable to the change in employment status of former executives.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million due to a $7.9 million decrease in our Converged Messaging Service’s depreciable property and equipment assets as a result of an impairment charge recorded in the fourth quarter of 2010.
     Restructuring charges. Restructuring charges decreased $0.6 million primarily due to the completion of our restructuring plan in the third quarter of 2010 to relocate certain operations and support functions to Kentucky. We recorded severance and severance related expense of $1.2 million attributable to our 2009 relocation plan in the first quarter of 2010 and did not have any corresponding expense in the first quarter of 2011. The decrease in restructuring charges was partially offset by severance and severance related expense of $0.4 million recorded in the first quarter of 2011, attributable to our 2010 management transition plan initiated in the fourth quarter of 2010.
     Interest and other expense. Interest and other expense increased $0.8 million primarily due to the 2011 sale of certain assets and liabilities of our Converged Messaging Services, resulting in a $1.9 million loss on sale. The increase in interest and other expense was partially offset by a decrease in trading losses of $1.1 million recorded for our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in the third quarter of 2010, there were no associated trading losses recorded in 2011.

     Interest and other income. Interest and other income decreased $1.2 million primarily due to trading gains of $1.1 million recorded for our auction rate securities in 2010. There were no associated trading gains recorded in 2010.
     Provision (benefit) for income taxes. Our effective tax rate decreased to (43.8)% for the three months ended March 31, 2011 from 39.5% for the three months ended March 31, 2010 primarily as a result of a tax benefit of $42.7 million attributed to a worthless stock deduction for the common stock of Neustar NGM Services, Inc. recorded in the three months ended March 31, 2011. We also recognized a $0.8 million income tax provision primarily related to the settlement of our IRS examination and an increase in uncertain tax positions. Excluding the impact of these discrete items, our effective tax rate was 40.0% for the three months ended March 31, 2011.
  Summary of Operating Segments
     The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to consolidated net income from operations for the three months ended March 31, 2010 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
Revenue:
Carrier Services	$99,788	$110,015	$10,227	10.2%
Enterprise Services	29,203	36,480	7,277	24.9%

Total revenue	$128,991	$146,495	$17,504	13.6%

Segment contribution:
Carrier Services	$86,069	$94,743	$8,674	10.1%
Enterprise Services	12,788	15,651	2,863	22.4%

Total segment contribution	98,857	110,394	11,537	11.7%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	18,860	19,632	772	4.1%
Sales and marketing	4,604	3,825	(779)	(16.9)%
Research and development	3,523	3,619	96	2.7%
General and administrative	17,373	19,726	2,353	13.5%
Depreciation and amortization	10,143	9,516	(627)	(6.2)%
Restructuring charges	2,349	1,718	(631)	(26.9)%

Consolidated income from operations	$42,005	$52,358	$10,353	24.6%

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
  Liquidity and Capital Resources
     Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund working capital, capital expenditures, facility expansions, share repurchases, and acquisitions. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, working capital, capital expenditures and facility expansion.
     Our total cash, cash equivalents and short-term investments of $326.2 million at March 31, 2011 decreased from $345.4 million at December 31, 2010.
     We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. As of and for the three months ended March 31, 2011, we were in compliance with these covenants. As of March 31, 2011, the Company’s available borrowings under the Credit Facility were $100 million.

     We believe that our existing cash and cash equivalents, short-term investments, and cash provided from operations will be sufficient to fund our operations for the next twelve months.
Discussion of Cash Flows
  Cash flows from operations
     Net cash provided by operating activities for the three months ended March 31, 2011 was $45.2 million, as compared to $21.9 million for the three months ended March 31, 2010. This $23.3 million increase in net cash provided by operating activities was the result of an increase in net income of $46.8 million, an increase in non-cash adjustments of $9.6 million, and a decrease in net changes in operating assets and liabilities of $33.0 million.
     Net income increased $46.8 million primarily due to the change of $38.4 million in our income tax provision (benefit). In first quarter of 2011, we recorded a tax benefit of $42.7 million attributed to a worthless stock deduction for the common stock of Neustar NGM Services, Inc., resulting in a decrease in our estimated annual effective tax rate to (43.8)% in the first quarter of 2011.
     Non-cash adjustments increased $9.6 million due to an increase of $6.2 million in deferred income taxes, an increase of $2.4 million in stock-based compensation, a $1.9 million loss on sale attributed to the sale of certain assets and liabilities of our Converged Messaging Services business in the first quarter of 2011, and a change of $0.7 million as a result of increases in our provision for doubtful accounts. These increases in non-cash adjustments were partially offset by a decrease of $1.6 million in excess tax benefits from stock options.
     Net changes in operating assets and liabilities decreased $33.0 million primarily due to an increase in income taxes receivable of $29.7 million and a decrease in income taxes payable of $13.7 million, both a result of the Neustar NGM Services, Inc. worthless stock tax benefit recorded in the first quarter of 2011. These increases were partially offset by a decrease of $12.3 million in cash used in the payment of accounts payable and accrued expenses.
  Cash flows from investing
     Net cash used in investing activities for the three months ended March 31, 2011 was $58.4 million, as compared to $6.5 million for the three months ended March 31, 2010. This $51.9 million increase in net cash used in investing activities was primarily due to investment purchases of $45.4 million in the first quarter of 2011 and an increase of $6.1 million in cash used in purchases of property and equipment.
  Cash flows from financing
     Net cash used in financing activities was $21.7 million for the three months ended March 31, 2011, as compared to $2.1 million for the three months ended March 31, 2010. This $19.6 million increase in net cash used in financing activities was primarily the result of $18.5 million used to repurchase shares of our Class A common stock under our share repurchase program announced in July 2010 and a net increase of $9.2 million in restricted cash primarily used to collateralize our outstanding letters of credit. These increases in cash used in financing activities were partially offset by an increase of $4.1 million in proceeds from the exercise of stock options, a reduction of $1.8 million in cash used in principal repayments on capital lease obligations, and an increase of $1.6 million in excess tax benefits from stock options.
Recent Accounting Pronouncements
     See Note 2 to our Consolidated Financial Statements in Item 1 of Part 1of this report for a discussion of the effects of recent accounting pronouncements.
Off-Balance Sheet Arrangements
     None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our exposure to market risk has not changed materially since December 31, 2010.
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
     As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2011:

				Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs (2)(3)	Programs (3)
January 1 through January 31, 2011	248,706	$27.10	245,985	$252,935,053
February 1 through February 28, 2011	23,794	25.70	—	252,935,053
March 1 through March 31, 2011	467,061	25.35	465,958	241,122,227

Total	739,561	$25.95	711,943	$241,122,227

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 27,618 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.

Item 6. Exhibits
     See exhibits listed under the Exhibit Index below.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.
Date: April 27, 2011	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed December 16, 2010.

10.1.1	Amendment to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

10.46	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan.†

10.47	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan. †

10.48	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan. †

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

†	Compensatory Arrangement

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.