Form 10-Q
period 2011-06-30
NEUSTAR INC
filed 2011-07-28
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 73,350,008 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at July 22, 2011.

NEUSTAR, INC.

EX – 31.1
EX – 31.2
EX – 32.1
EX – 101 INSTANCE DOCUMENT
EX – 101 SCHEMA DOCUMENT
EX – 101 CALCULATION LINKBASE DOCUMENT
EX – 101 LABELS LINKBASE DOCUMENT
EX – 101 PRESENTATION LINKBASE DOCUMENT
EX – 101 DEFINITION LINBASE DOCUMENT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331,570	$344,998
Restricted cash	556	9,483
Short-term investments	13,802	47,390
Accounts receivable, net of allowance for doubtful accounts of $1,435 and $1,634, respectively	82,250	80,484
Unbilled receivables	7,188	600
Notes receivable	567	2,704
Prepaid expenses and other current assets	12,797	11,696
Deferred costs	5,849	6,697
Income taxes receivable	—	15,874
Deferred tax assets	6,146	9,283

Total current assets	460,725	529,209
Long-term investments	37,009	39,721
Property and equipment, net	74,296	87,801
Goodwill	124,651	124,651
Intangible assets, net	18,974	16,736
Notes receivable, long-term	1,023	5,162
Deferred costs, long-term	1,052	854
Deferred tax assets, long-term	10,137	7,601
Other assets, long-term	6,007	5,640

Total assets	$733,874	$817,375

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,882	$3,666
Accrued expenses	57,808	55,810
Income taxes payable	1,590	—
Deferred revenue	31,751	29,778
Capital lease obligations	6,325	4,087
Accrued restructuring	4,703	2,002
Other liabilities	9,445	8,635

Total current liabilities	115,504	103,978
Deferred revenue, long-term	10,578	11,169
Capital lease obligations, long-term	4,076	3,083
Accrued restructuring, long-term	315	795
Other liabilities, long-term	7,289	10,122

Total liabilities	137,762	129,147
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and June 30, 2011	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,294,573 and 81,715,322 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	80	82
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	—	—
Additional paid-in capital	364,346	390,464
Treasury stock, 6,665,228 and 8,128,070 shares at December 31, 2010 and
June 30, 2011, respectively, at cost	(169,848)	(207,836)
Accumulated other comprehensive loss	(144)	(490)
Retained earnings	401,678	506,008

Total stockholders’ equity	596,112	688,228

Total liabilities and stockholders’ equity	$733,874	$817,375

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Carrier Services	$97,760	$110,834	$195,392	$220,449
Enterprise Services	29,971	36,849	59,174	73,329

Total revenue	127,731	147,683	254,566	293,778
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	26,988	31,417	54,004	62,469
Sales and marketing	21,204	26,267	43,364	51,206
Research and development	3,108	3,441	7,129	7,437
General and administrative	14,584	21,949	32,219	42,164
Depreciation and amortization	7,769	9,386	15,570	18,532
Restructuring charges (recoveries)	771	(12)	2,006	420

	74,424	92,448	154,292	182,228

Income from operations	53,307	55,235	100,274	111,550
Other (expense) income:
Interest and other expense	(1,011)	(126)	(2,548)	(473)
Interest and other income	2,029	930	3,419	1,133

Income from continuing operations before income taxes	54,325	56,039	101,145	112,210
Provision for income taxes, continuing operations	21,798	22,423	40,295	45,129

Income from continuing operations	32,527	33,616	60,850	67,081
(Loss) income from discontinued operations, net of tax	(3,954)	(1,261)	(7,075)	37,249

Net income	$28,573	$32,355	$53,775	$104,330

Basic net income (loss) per common share:
Continuing operations	$0.43	$0.46	$0.81	$0.91
Discontinued operations	(0.05)	(0.02)	(0.09)	0.50

Basic net income per common share	$0.38	$0.44	$0.72	$1.41

Diluted net income (loss) per common share:
Continuing operations	$0.42	$0.45	$0.80	$0.89
Discontinued operations	(0.05)	(0.02)	(0.09)	0.50

Diluted net income per common share	$0.37	$0.43	$0.71	$1.39

Weighted average common shares outstanding:
Basic	74,997	73,807	74,805	73,872

Diluted	76,217	75,015	76,079	75,129

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2011
Operating activities:
Net income	$53,775	$104,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,149	19,161
Stock-based compensation	8,894	12,612
Amortization of deferred financing costs	84	85
Excess tax benefits from stock option exercises	(462)	(3,279)
Deferred income taxes	(2,423)	(632)
Provision for doubtful accounts	871	1,544
Gain on trading securities	(2,992)	—
Gain on available-for-sale investments	—	(673)
Amortization of bond premium (discount), net	—	1,607
Loss on auction rate securities rights	2,877	—
Loss on asset sale	—	1,933
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,709)	(995)
Unbilled receivables	(2,377)	6,402
Notes receivable	—	(6,276)
Prepaid expenses and other current assets	(1,259)	1,101
Deferred costs	1,071	(650)
Income taxes receivable	(2,441)	(15,874)
Other assets	(288)	316
Other liabilities	(1,503)	(2,071)
Accounts payable and accrued expenses	(27,732)	(3,005)
Income taxes payable	(2,302)	1,689
Accrued restructuring	(1,088)	(2,221)
Deferred revenue	4,977	(1,221)

Net cash provided by operating activities	43,122	113,883
Investing activities:
Purchases of property and equipment	(18,639)	(24,954)
Sales of investments	16,475	33,284
Purchases of investments	—	(71,031)

Net cash used in investing activities	(2,164)	(62,701)
Financing activities:
Decrease (increase) of restricted cash	12	(8,927)
Principal repayments on notes payable	(987)	—
Principal repayments on capital lease obligations	(6,319)	(4,510)
Proceeds from exercise of common stock options	3,259	10,506
Excess tax benefits from stock-based compensation	462	3,279
Repurchase of restricted stock awards	(426)	(1,305)
Repurchase of common stock	—	(36,683)

Net cash used in financing activities	(3,999)	(37,640)
Effect of foreign exchange rates on cash and cash equivalents	(370)	(114)

Net increase in cash and cash equivalents	36,589	13,428
Cash and cash equivalents at beginning of period	304,581	331,570

Cash and cash equivalents at end of period	$341,170	$344,998

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

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

The Company provides critical directory services that its carrier and enterprise customers rely upon to manage a wide range of technical and operating requirements, including the following:

•

Carrier Services. The Company’s carrier services include numbering services, order management services and Internet protocol (IP) services. Through its set of unique databases and system infrastructure in geographically dispersed data centers, the Company manages the increasing complexity in the telecommunications industry. The Company ensures the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. The Company operates the authoritative databases that manage virtually all telephone area codes and numbers, and enables the dynamic routing of calls among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large in the United States and Canada must access a copy of the Company’s unique database to properly route their customers’ calls. The Company also facilitates order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of IP communications.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K) filed with the Securities and Exchange Commission.

Reclassification

During second quarter of 2011, the Company ceased operations of its Converged Messaging Services business, a component previously presented within the Company’s Carrier Services operating segment. The results of operations of its Converged Messaging Services business have been reclassified to discontinued operations for all periods presented.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

Discontinued Operations

A business is classified as discontinued operations when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s consolidated statement of operations, net of income taxes.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$331,570	$331,570	$344,998	$344,998
Restricted cash (current assets)	$556	$556	$9,483	$9,483
Short-term investments	$13,802	$13,802	$47,390	$47,390
Notes receivable	$1,590	$1,590	$7,866	$7,866
Marketable securities (other assets, long-term)	$3,681	$3,681	$4,261	$4,261
Long-term investments	$37,009	$37,009	$39,721	$39,721
Deferred compensation (other liabilities, long-term)	$3,621	$3,621	$3,953	$3,953

Restricted Cash

As of December 31, 2010 and June 30, 2011, restricted cash was $0.6 million and $9.5 million, respectively. As of June 30, 2011, cash of $9.3 million was restricted as collateral for the Company’s outstanding letters of credit (see Note 7). As of December 31, 2010 and June 30, 2011, cash of $0.6 million and $0.2 million, respectively, was restricted for deposits on leased facilities.

Revenue Recognition

The Company provides essential technology and directory services to carrier and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

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

The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee in its Carrier Services operating segment on a straight-line basis over twelve months. For 2010, the Company concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, the Company concluded that the fixed and determinable fee equals $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During the first quarter of 2011, the Company determined that its carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

The total amount of revenue derived under the Company’s contracts with NAPM, comprised of NPAC Services, connection service fees related to the Company’s NPAC Services and system enhancements, was approximately $84.2 million and $93.1 million for the three months ended June 30, 2010 and 2011, respectively, and $169.0 million and $186.9 million for the six months ended June 30, 2010 and 2011, respectively.

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

Carrier Services

Under its seven contracts with NAPM, the Company provides NPAC Services. As discussed above under the heading “Revenue Recognition - Significant Contracts,” the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

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

Accounting for Multiple Element Arrangements Entered Into or Materially Modified After January 1, 2011

In September 2009, the FASB ratified Accounting Standard Update (ASU) 2009-13, Revenue Recognition Topic 605 - Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Under this guidance, when vendor-specific objective evidence or third party evidence for deliverables in a multiple-element arrangement cannot be determined, the Company will be required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2011.

During 2010 and the six months ended June 30, 2011, certain of the Company’s arrangements included customer set-up and implementation services, followed by ongoing transaction processing. These customer set-up and implementation services were not considered a separate deliverable that provides stand-alone value to the customer and such fees were deferred and recognized as revenue on a straight-line basis over the term of the contract. Accordingly, the adoption of ASU 2009-13 did not have a material effect on the Company’s revenue recognized for the six months ended June 30, 2011. Assuming the adoption of ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2010, revenue recognized for the six months ended June 30, 2010 would not have been materially different.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standards Update 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. ACQUISITIONS AND DISCONTINUED OPERATIONS

Evolving System Inc. Number Solutions Acquisition

On July 1, 2011, the Company acquired the assets and certain liabilities of the Numbering Solutions business from Evolving Systems, Inc. for cash consideration of approximately $39.0 million, subject to certain purchase price adjustments. The acquisition of Evolving Systems’ Numbering Solutions business expands the Company’s Carrier Services portfolio and furthers the Company’s long-term initiative to simplify operators’ Operations Support Systems architectures by mitigating cost and complexity, while making the evolution to next-generation networks more efficient, manageable, and flexible to meet the increasingly complex needs of end-users.

The acquisition will be accounted for as a purchase business combination in accordance with the Business Combinations Topic of the FASB ASC. The results of operations will be included within the Carrier Services segment in the Company’s consolidated statement of operations beginning on July 1, 2011.

Discontinued Operations

During the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business. The results of operations of the Converged Messaging Services business are reflected in the Company’s consolidated statements of operations as “(Loss) income from discontinued operations, net of tax”. All corresponding prior period operating results presented in the Company’s consolidated statements of operations and the accompanying notes have been reclassified to reflect the operations of the Converged Messaging Services business as discontinued operations.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

Summaries of the results of discontinued operations for the three and six months ended June 30, 2010 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue from discontinued operations	$1,260	$54	$3,416	$454

Loss from discontinued operations before tax	$(6,563)	$(2,051)	$(11,736)	$(8,174)
Benefit for income taxes	(2,609)	(790)	(4,661)	(45,423)

(Loss) income from discontinued operations, net of tax	$(3,954)	$(1,261)	$(7,075)	$37,249

The amounts presented as discontinued operations represent direct revenues and operating costs of the Converged Messaging Services business, which include the pre-tax loss on the sale of certain assets and liabilities of this business of $1.9 million and an income tax benefit of $42.7 million attributed to a deduction for the loss on worthless stock of a certain Converged Messaging Services business entity, recorded during the first quarter of 2011. The Company has determined direct costs consistent with the manner in which the Converged Messaging business was structured and managed during the respective periods. Indirect costs such as corporate overhead costs that are not directly attributable to the Converged Messaging business have not been allocated to the discontinued operations.

As of December 31, 2010 and June 30, 2011, the assets and liabilities of the Converged Messaging Services business are included in their respective balance sheet categories in the Company’s consolidated balance sheets. As of December 31, 2010, these assets and liabilities were $5.8 million and $6.7 million, respectively. As of June 30, 2011, these assets and liabilities were $2.5 million and $3.2 million, respectively. As of June 30, 2011, these assets primarily included cash to fund the residual liabilities of the Converged Messaging Services business. All significant revenue generating and cost producing activities of the discontinued operations have ceased as of June 30, 2011.

4. INVESTMENTS

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

Under the terms of the ARS Rights, if the investment firm was successful in selling any ARS prior to June 30, 2010, the investment firm was obligated to pay the Company par value for any ARS sold. During the three and six months ended June 30, 2010, the investment firm sold ARS with an original par value of $15.8 million and $16.5 million, respectively. The Company received this amount in cash from the investment firm and recognized realized gains of $2.0 million and $2.1 million, respectively.

Pre-refunded Municipal Bonds and U.S. Agency Debt Securities

As of December 31, 2010 and June 30, 2011, the Company held approximately $50.8 million and $80.2 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. In addition, as of June 30, 2011, the Company held $6.9 million in U.S. agency debt securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments – Debt and Equity Securities Topic of the FASB ASC. The Company did not have any sales of these investments during 2010. During the three and six months ended June 30, 2011, the Company sold approximately $33.0 million and $33.3 million, respectively, of available-for-sale securities and recognized realized gains of $0.1 million and $0.1 million, respectively. The Company did not record any impairment charges related to these investments during the three and six months ended June 30, 2010 and 2011.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

The following table summarizes the Company’s investments as of December 31, 2010 and June 30, 2011 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year:
Municipal bonds	$13,782	$23	$(3)	$13,802
Due after one year through three years:
Municipal bonds	36,968	61	(20)	37,009

Total	$50,750	$84	$(23)	$50,811

	June 30, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year:
Municipal bonds	$47,361	$35	$(6)	$47,390
Due after one year through three years:
Municipal bonds	32,746	75	(6)	32,815
U.S. agency debt securities	6,907	4	(5)	6,906

Total	$87,014	$114	$(17)	$87,111

5. FAIR VALUE MEASUREMENTS

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

The following table sets forth, as of December 31, 2010 and June 30, 2011, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$13,802	$—	$—	$13,802
Municipal bonds (maturities one to three years)	$37,009	$—	$—	$37,009
Marketable securities(1)	$3,681	$—	$—	$3,681
Deferred compensation(2)	$3,621	$—	$—	$3,621

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$47,390	$—	$—	$47,390
Municipal bonds (maturities one to three years)	$32,815	$—	$—	$32,815
U.S. agency debt securities (maturity one to three years)	$6,906	$—	$—	$6,906
Marketable securities(1)	$4,261	$—	$—	$4,261
Deferred compensation(2)	$3,953	$—	$—	$3,953

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets. During the three and six months ended June 30, 2011, the Company recognized gains of $0.5 million and $0.5 million, respectively, attributed to the sale of securities from the Rabbi Trust.
(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill by operating segment as of December 31, 2010 and June 30, 2011 is as follows (in thousands):

	December 31, 2010	June 30, 2011
Carrier Services:
Gross goodwill	$202,055	$202,055
Accumulated impairment losses	(93,602)	(93,602)

Net goodwill	108,453	108,453

Enterprise Services:
Gross goodwill	16,198	16,198
Accumulated impairment losses	—	—

Net goodwill	16,198	16,198

Total:
Gross goodwill	218,253	218,253
Accumulated impairment losses	(93,602)	(93,602)

Net goodwill	$124,651	$124,651

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2010	June 30, 2011	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$49,881	$49,881	6.0
Accumulated amortization	(34,062)	(35,711)

Customer lists and relationships, net	15,819	14,170

Acquired technology	19,554	19,554	3.4
Accumulated amortization	(16,805)	(17,322)

Acquired technology, net	2,749	2,232

Trade name	630	630	3.0
Accumulated amortization	(224)	(296)

Trade name, net	406	334

Intangible assets, net	$18,974	$16,736

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.2 million and $1.1 million for the three months ended June 30, 2010 and 2011, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2010 and 2011, respectively. Amortization expense related to intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is expected to be approximately $4.4 million, $4.1 million, $2.7 million, $2.1 million, $2.0 million and $3.6 million, respectively. Intangible assets as of June 30, 2011 will be fully amortized during the year ended December 31, 2017.

7. NOTES PAYABLE

On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2010 and June 30, 2011. As of December 31, 2010, available borrowings were reduced by outstanding letters of credit of $8.8 million. As of June 30, 2011, the Company’s available borrowings under the Credit Facility were $100 million and the $9.4 million of outstanding letters of credit were collateralized by $9.3 million of restricted cash.

The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2010, and the six months ended June 30, 2011, the Company was in compliance with these covenants.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

8. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company has three stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of June 30, 2011, 6,682,840 shares were available for grant or award under the 2009 Plan.

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

Stock-based compensation expense recognized for the three months ended June 30, 2010 and 2011 was $5.0 million and $6.3 million, respectively, and $8.9 million and $12.6 million for the six months ended June 30, 2010 and 2011, respectively. As of June 30, 2011, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $46.0 million, which the Company expects to recognize over a weighted average period of approximately 1.62 years. Total unrecognized compensation expense as of June 30, 2011 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures, as well as changes in the estimated fair value of non-vested share-based awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended June 30, 2010 and 2011 was $8.55 and $8.86, respectively, and for options granted during the six months ended June 30, 2010 and 2011 was $8.10 and $8.72, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2010 and 2011, and a discussion of the Company’s assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Dividend yield	—%	—%	—%	—%
Expected volatility	38.53%	36.50%	39.26%	36.93%
Risk-free interest rate	2.27%	1.88%	2.18%	1.72%
Expected life of options (in years)	4.42	4.42	4.42	4.42

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

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

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	6,715,559	$20.68
Options granted	1,975,323	26.50
Options exercised	(1,121,699)	9.25
Options forfeited	(291,266)	23.41

Outstanding at June 30, 2011	7,277,917	$23.91	$23.9	4.78

Exercisable at June 30, 2011	3,308,615	$23.99	$14.0	3.34

The aggregate intrinsic value of options exercised for the six months ended June 30, 2010 and 2011 was $4.4 million and $19.2 million, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	534,590	$22.82
Restricted stock granted	341,290	26.54
Restricted stock vested	(145,969)	23.11
Restricted stock forfeited	(42,240)	24.01

Outstanding at June 30, 2011	687,671	$24.53	$18.0

The total aggregate intrinsic value of restricted stock vested during the six months ended June 30, 2011 was approximately $3.8 million. During the three and six months ended June 30, 2011, the Company repurchased 22,414 and 50,032 shares of common stock, respectively, for an aggregate purchase price of $0.6 million and $1.3 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the year ended December 31, 2010 and the six months ended June 30, 2011, the Company granted 266,580 and 234,112 PVRSUs, respectively, to certain employees with an aggregate fair value of $6.1 million and $6.2 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of June 30, 2011, the Company estimates that 100% of the performance target for PVRSUs granted during each of 2010 and 2011, respectively, will be achieved.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2010	840,923	$19.53
Granted	234,112	26.45
Vested	—	—
Forfeited	(209,320)	25.05

Non-vested June 30, 2011	865,715	$20.07	$22.7

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	231,865	$23.99
Granted	—	—
Vested	—	—
Forfeited	(750)	25.84

Outstanding at June 30, 2011	231,115	$23.99	$6.1

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

Share Repurchase Program

The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. During the three and six months ended June 30, 2011, the Company repurchased 0.7 million and 1.4 million shares of its Class A common stock, respectively, at an average price of $25.97 and $25.96 per share, respectively, for total purchase prices of $18.2 million and $36.7 million, respectively. As of June 30, 2011, a total of 3.1 million shares at an average price of $25.02 per share had been repurchased under this program for an aggregate purchase price of $77.1 million. All repurchased shares are accounted for as treasury shares.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

9. BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Computation of basic net income (loss) per common share:
Income from continuing operations	$32,527	$33,616	$60,850	$67,081
(Loss) income from discontinued operations, net of tax	(3,954)	(1,261)	(7,075)	37,249

Net income	$28,573	$32,355	$53,775	$104,330

Weighted average common shares and participating securities outstanding – basic	74,997	73,807	74,805	73,872

Basic net income (loss) per common share from:
Continuing operations	$0.43	$0.46	$0.81	$0.91
Discontinued operations	(0.05)	(0.02)	(0.09)	0.50

Basic net income per common share	$0.38	$0.44	$0.72	$1.41

Computation of diluted net income (loss) per common share:
Weighted average common shares and participating securities outstanding – basic	74,997	73,807	74,805	73,872
Effect of dilutive securities:
Stock-based awards	1,220	1,208	1,274	1,257

Weighted average common shares outstanding – diluted	76,217	75,015	76,079	75,129

Diluted net income (loss) per common share from:
Continuing operations	$0.42	$0.45	$0.80	$0.89
Discontinued operations	(0.05)	(0.02)	(0.09)	0.50

Diluted net income per common share	$0.37	$0.43	$0.71	$1.39

Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. The Company used income from continuing operations as the control number in determining whether potential common shares were dilutive or anti-dilutive. The same number of potential common shares used in computing the diluted per-share amount from continuing operations was also used in computing the diluted per-share amounts from discontinued operations even if those amounts were anti-dilutive.

Common stock options to purchase an aggregate of 4,505,320 and 5,312,684 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended June 30, 2010 and 2011, respectively, due to their anti-dilutive effects. Common stock options to purchase an aggregate of 4,059,395 and 4,766,669 shares were excluded from the calculation of the denominator for diluted net income per common share for the six months ended June 30, 2010 and 2011, respectively, due to their anti-dilutive effects.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

The following table summarizes the components of total comprehensive income, net of taxes, during the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income	$28,573	$32,355	$53,775	$104,330
Unrealized loss / gain on investments	(130)	(364)	(86)	(285)
Accumulated translation adjustments	(236)	(68)	(250)	(61)

Total comprehensive income	$28,207	$31,923	$53,439	$103,984

The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Tax (provision) benefit:
Unrealized loss / gain on investments	$103	$259	$75	$194
Accumulated translation adjustments	$127	$26	$120	$51

11. RESTRUCTURING CHARGES

The Company recorded restructuring charges in continuing operations of $0.8 million and recoveries of $12,000 during the three months ended June 30, 2010 and 2011, respectively. During the six months ended June 30, 2010 and 2011, the Company recorded restructuring charges in continuing operations of $2.0 million and $0.4 million, respectively. The Company’s restructuring charges in continuing operations during the six months ended June 30, 2010 consisted of charges for its 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky, while the restructuring charges in continuing operations during the six months ended June 30, 2011 consisted of charges incurred under its 2010 management transition restructuring plan.

The Company recorded restructuring charges in discontinued operations of $0.4 million and $0.3 million during the three months ended June 30, 2010 and 2011, respectively, and $1.6 million and $1.6 million during the six months ended June 30, 2010 and 2011, respectively. The Company’s restructuring charges for discontinued operations consisted of charges incurred under its Converged Messaging Services restructuring plan initiated in the fourth quarter of 2008 and extended in 2009 and 2010.

Restructuring Plans

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a domestic work-force reduction impacting both of its operating segments and recorded severance and severance-related charges of $3.8 million. During the three months ended March 31, 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $1.1 million in severance and severance-related payments through the third quarter of 2012.

2001 Plan

At December 31, 2010 and June 30, 2011, the liability related to a reduction in leased facilities incurred in connection with a 2001 restructuring plan was $0.8 million and $0.5 million, respectively. Amounts related to lease terminations due to the closure of facilities under this 2001 restructuring plan will be paid over the remainder of the respective lease terms, the longest of which extends through 2011.

Converged Messaging Services, Discontinued Operations

Beginning in the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s Converged Messaging Services business, previously known as the Company’s Next Generation Messaging business, to more

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In the third quarter of 2009 and the fourth quarter of 2010, the Company extended the restructuring plan to include further headcount reductions and closure of certain additional facilities. During the six months ended June 30, 2011, the Company sold certain assets and liabilities of Neustar NGM Services, Inc. and its subsidiaries, and completed the wind-down of the residual operations of its Converged Messaging Services business. Restructuring charges for all periods presented have been reclassified into “(Loss) income on discontinued operations, net of tax” in the Company’s consolidated statements of operations.

Total net restructuring charges recorded under this plan since the fourth quarter of 2008 include approximately $8.4 million of severance and severance-related costs and $1.8 million of lease and facility exit costs. Amounts related to lease terminations due to the closure of excess facilities will be paid over the remainder of the respective lease terms, the longest of which extends through 2013.

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the six months ended June 30, 2011 are as follows (in thousands):

	December 31, 2010	Additional Costs	Cash Payments	Adjustments	June 30, 2011
Converged Messaging Services:
Severance and related costs	$656	$733	$(1,044)	$(136)	$209
Lease and facilities exit costs	172	313	(152)	717	1,050

Total Converged Messaging Services	828	1,046	(1,196)	581	1,259
2010 Management Transition:
Severance and related costs	3,354	447	(2,690)	(27)	1,084
2001 Plan:
Lease and facilities exit costs	836	—	(382)	—	454

Total restructuring plans	$5,018	$1,493	$(4,268)	$554	$2,797

12. OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Interest and other expense:
Interest expense	$(702)	$72	$(250)	$281
(Gain) loss on asset disposals	(48)	(48)	5	64
Loss on ARS Rights	1,805	—	2,877	—
Foreign currency transaction (gain) loss	(44)	102	(84)	128

Total	$1,011	$126	$2,548	$473

Interest and other income:
Interest income	$170	$257	$427	$460
Available-for sale realized gains	—	673	—	673
ARS trading gains	1,859	—	2,992	—

Total	$2,029	$930	$3,419	$1,133

13. INCOME TAXES

The Company’s effective tax rate from continuing operations increased to 40.2% for the six months ended June 30, 2011 from 39.8% for the six months ended June 30, 2010 primarily related to settlement of its Internal Revenue Service (IRS) examination. Excluding discrete items, the Company’s effective tax rate was 40.0% for the six months ended June 30, 2011.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

On February 7, 2011, the Company sold certain business assets and liabilities of Neustar NGM Services, Inc. (NGM Services) and its subsidiaries, a portion of the Converged Messaging Services business. The Company intends to treat the common stock of NGM Services as worthless for U.S. income tax purposes in its 2011 U.S. federal and state income tax returns. As a result, the Company recorded an income tax benefit of $42.7 million for the three months ended March 31, 2011within discontinued operations, which primarily represents the book and tax basis differences associated with its investment in NGM Services.

As of December 31, 2010 and June 30, 2011, the Company had unrecognized tax benefits of $1.2 million and $1.4 million, respectively, of which $1.2 million and $1.4 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $1,500 and $9,000 for the three months ended June 30, 2010 and 2011, respectively, and $13,000 and $48,000 for the six months ended June 30, 2010 and 2011, respectively. As of December 31, 2010 and June 30, 2011, the Company had established reserves of approximately $84,000 and $132,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

14. SEGMENT INFORMATION

The Company has two operating segments, reflective of the manner in which the chief operating decision maker (CODM) allocates resources and assesses performance: Carrier Services and Enterprise Services. The Company’s operating segments are the same as its reportable segments.

During the three months ended June 30, 2011, the Company ceased operations of its Converged Messaging Services business and the results of operations of this business have been reclassified as discontinued operations in the Company’s consolidated statements of operations for each of the periods presented.

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

The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as Internet infrastructure services. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides IP geolocation services that help enterprises identify the location of their consumers used for a variety of purposes, such as target marketing and fraud prevention. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

The Company reports segment information based on the “management” approach which relies on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

assessment, the CODM reviews revenues and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring charges are also excluded from segment contribution.

The Company’s historical Carrier Services segment disclosures have been recast for comparative purpose to exclude the discontinued operations of its Converged Messaging Services business. Information for the three and six months ending June 30, 2010 and 2011 regarding the Company’s reportable segments from continuing operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Carrier Services	$97,760	$110,834	$195,392	$220,449
Enterprise Services	29,971	36,849	59,174	73,329

Total revenue	$127,731	$147,683	$254,566	$293,778

Segment contribution:
Carrier Services	$87,999	$97,570	$175,226	$194,149
Enterprise Services	13,261	15,418	26,049	31,069

Total segment contribution	101,260	112,988	201,275	225,218

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	18,325	19,742	36,997	39,369
Sales and marketing	4,148	4,617	8,687	8,442
Research and development	2,667	2,912	6,172	6,510
General and administrative	14,273	21,108	31,569	40,395
Depreciation and amortization	7,769	9,386	15,570	18,532
Restructuring charges	771	(12)	2,006	420

Income from operations	$53,307	$55,235	$100,274	$111,550

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the three and six months ended June 30, 2010 and 2011, and geographic area long-lived assets as of December 31, 2010 and June 30, 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues by geographical areas:
North America	$119,543	$137,996	$240,024	$275,089
Europe and Middle East	4,186	6,316	7,411	11,881
Other regions	4,002	3,371	7,131	6,808

Total revenues	$127,731	$147,683	$254,566	$293,778

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues by service offerings:
Carrier Services:
Numbering Services	$90,927	$98,813	$181,628	$198,239
Order Management Services	4,200	8,481	8,721	15,625
IP Services	2,633	3,540	5,043	6,585

Total Carrier Services	97,760	110,834	195,392	220,449
Enterprise Services:
Internet Infrastructure Services	15,582	20,117	31,030	40,521
Registry Services	14,389	16,732	28,144	32,808

Total Enterprise Services	29,971	36,849	59,174	73,329

Total revenues	$127,731	$147,683	$254,566	$293,778

	December 31, 2010	June 30, 2011
Long-lived assets, net
North America	$91,675	$104,500
Europe and Middle East	1,588	36
Other regions	7	1

Total long-lived assets, net	$93,270	$104,537

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

In the second quarter, we experienced increased demand for our solutions around our Numbering Services, Internet Infrastructure Services, or IIS, and Registry Services. Total revenue for the quarter grew 15.6% to $147.7 million as compared to $127.7 million in the second quarter of 2010. This revenue increase was primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We recognized $91.4 million of revenue under our contracts to provide NPAC Services in the second quarter of 2011, a $10.9 million increase, or 13.5%, from the corresponding period in 2010. In addition, we continued to see strong demand for our IIS portfolio, both from new and current customers. For the quarter, we recognized $20.1 million of revenue from IIS, a $4.5 million increase, or 29.1%, from the corresponding period in 2010. Registry Services grew as a result of an increased number of common short codes and domain names under management. For the quarter, we recognized $16.7 million of revenue from our Registry Services, a $2.3 million increase, or 16.3% from the corresponding period in 2010.

We continue to strengthen our market position and expand our services around our core competencies. During the quarter, we entered into a definitive agreement to acquire a portion of the Numbering Solutions business from Evolving Systems, Inc., consistent with our Carrier Services strategy. In particular, this business provides order management and telephone number inventory management services for carriers, allowing them to simplify their operational support systems, or OSS, infrastructure and reduce network complexity. We also continued to invest in product development, specifically around our IIS portfolio. This quarter, we launched a mobile device monitoring solution that offers companies a real-time view of the user experience on mobile devices. This solution enables companies to develop fixes and resolve issues for a quality user experience.

We continue to sharpen our strategic focus and leverage our established assets for growth. During the second quarter, we completed our plan to exit our Converged Messaging Services business. The results of operations of our Converged Messaging Services have been reclassified as discontinued operations for all current and historical periods.

For the six months ended June 30, 2011, our cash flow provided by operating activities totaled $113.9 million, and we repurchased approximately 1.4 million shares of our Class A common stock at an average price of $25.96 per share for a total of $36.7 million. Cash, cash equivalents and investments increased to $432.1 million as of June 30, 2011.

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

The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition

We provide NPAC Services pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, is set at $362.1 million and $385.6 million in 2010 and 2011, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for fixed credits to customers of $25.0 million in 2010 and $5.0 million in 2011, which were applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in each of 2010 and 2011 may be triggered if the customer reaches certain levels of aggregate telephone number inventories and adopts and implements certain IP fields and functionality. Moreover, these contracts provide for credits in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year. The determination of whether any volume credits have been earned is done annually at the end of each year and any credits earned are applied to the following year’s invoices. To the extent any additional credits expire unused at the end of each year, the credits will be recognized in revenue at that time.

We determine the fixed and determinable fee under these contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2010, we concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, we concluded that the fixed and determinable fee equals $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During the first quarter of 2011, we determined that our carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

Restructuring

As of June 30, 2011, the accrued liability associated with our restructuring and other related charges was $2.8 million. As part of our restructuring costs, we record a liability for the estimated cost of the net lease expense for facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of June 30, 2011, our accrued restructuring liability related to our net lease expense and other related charges was $1.5 million. These lease payments will be made over the remaining lives of the leases for facilities that we have vacated, the longest of which extends through 2013. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Investments

As of June 30, 2011, we have approximately $87.1 million of investments in pre-refunded municipal bonds and U.S. agency debt securities. These investments are accounted for as available-for-sale securities and unrealized gains or losses on these investments are recorded in other comprehensive income. We are exposed to investment risk as it relates to changes in the market value of our investments. We determined the fair value of our investments using observable inputs such as quoted prices in active markets. As of June 30, 2011, we determined that any declines in the fair value of our investments are not other-than-temporary. Given the significance of these investments to our consolidated balance sheet, declines in the fair value that are considered to be other-than-temporary could have a material effect on our consolidated financial statements.

Stock-Based Compensation

We recognize share-based compensation expense in accordance with the Compensation – Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification which requires the measurement and recognition of compensation expense for share-based awards granted to employees based on estimated fair values on the date of grant. The estimated fair values of non-vested share-based awards granted to consultants are measured and recognized each reporting period through each vesting date. We estimate the fair value of each option-based award using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Because share-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant which may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the estimated fair value of our share-based compensation. See Note 8 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to share-based compensation and the amount of share-based compensation expense we incurred for the periods covered in this report. As of June 30, 2011, total unrecognized compensation expense was $46.0 million, which relates to non-vested stock options, non-vested restricted stock units, non-vested restricted stock and non-vested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.62 years.

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as share-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and, to the extent previously recognized, compensation cost is reversed. As of June 30, 2011, we estimate achievement of 100% of the performance targets related to our PVRSUs granted during each of 2010 and 2011. Changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

Consolidated Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011

The following table presents an overview of our results of operations for the three months ended June 30, 2010 and 2011:

	Three Months Ended June 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$97,760	$110,834	$13,074	13.4%
Enterprise Services	29,971	36,849	6,878	22.9%

Total revenue	127,731	147,683	19,952	15.6%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	26,988	31,417	4,429	16.4%
Sales and marketing	21,204	26,267	5,063	23.9%
Research and development	3,108	3,441	333	10.7%
General and administrative	14,584	21,949	7,365	50.5%
Depreciation and amortization	7,769	9,386	1,617	20.8%
Restructuring charges (recoveries)	771	(12)	(783)	(101.6)%

	74,424	92,448	18,024	24.2%

Income from operations	53,307	55,235	1,928	3.6%
Other (expense) income:
Interest and other expense	(1,011)	(126)	885	(87.5)%
Interest and other income	2,029	930	(1,099)	(54.2)%

Income from continuing operations before income taxes	54,325	56,039	1,714	3.2%
Provision for income taxes, continuing operations	21,798	22,423	625	2.9%

Income from continuing operations	32,527	33,616	1,089	3.3%
Loss from discontinued operations, net of tax	(3,954)	(1,261)	2,693	(68.1)%

Net income	$28,573	$32,355	$3,782	13.2%

Basic net income (loss) per common share:
Continuing operations	$0.43	$0.46
Discontinued operations	(0.05)	(0.02)

Basic net income per common share	$0.38	$0.44

Diluted net income (loss) per common share:
Continuing operations	$0.42	$0.45
Discontinued operations	(0.05)	(0.02)

Diluted net income per common share	$0.37	$0.43

Weighted average common shares outstanding:
Basic	74,997	73,807

Diluted	76,217	75,015

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $13.1 million primarily due to an increase of $7.9 million in revenue from our Numbering Services, an increase of $4.3 million in revenue from our Order Management Services and an increase of $0.9 million from our IP Services. The $7.9 million increase in revenue from our Numbering Services was the result of an established increase of $10.9 million in the fixed fee under our contracts to provide NPAC services, offset by a decrease of $1.9 million in system enhancements and a decrease of $1.3 million from our international LNP solutions. The increase in revenue from Order Management Services was primarily due to greater demand and usage from existing customers and the addition of new customers. The increase in revenue from IP Services was primarily due to transition services revenue pursuant to the sale of certain assets and liabilities of our Converged Messaging Services business. These transition services were completed as of June 30, 2011. There was no corresponding transition services revenue in 2010.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $6.9 million primarily due to an increase of $4.5 million in revenue from our Internet Infrastructure Services, primarily driven by the addition of new DNS solutions, including IP geolocation services. In addition, Registry Services revenue increased $2.3 million due to an increase in the number of common short codes and domain names under management.

Expense

Cost of revenue. Cost of revenue increased $4.4 million primarily due to an increase in personnel and personnel-related expense of $1.7 million primarily due to an increase in headcount for IP geolocation services and systems management. In addition, contractor costs increased $1.3 million primarily due to increased costs in customer deployments and customer support. Royalty expense increased $1.1 million for our Registry Services related to the increase in revenue from managing a larger number of common short codes. In addition, cost of revenue increased $0.6 million due to additional telecommunications and maintenance costs primarily the result of the addition of our IP geolocation services.

Sales and marketing. Sales and marketing expense increased $5.1 million primarily due to an increase of $3.5 million in personnel and personnel-related expense related to our expanded sales and marketing teams for IP geolocation services and new directory services. In addition, contractor costs increased $1.3 million to support our growth as we broaden our brand awareness and increase our portfolio of services, such as the addition of our IP geolocation services.

Research and development. Research and development expense increased $0.3 million due to an increase of $0.6 million in personnel and personnel-related expense, partially offset by a decrease of $0.2 million in contractor costs. The increase of $0.6 million in personnel and personnel-related expense was primarily due to the addition of IP geolocation services.

General and administrative. General and administrative expense increased $7.4 million, primarily due to an increase in consulting costs of $1.8 million incurred to pursue new business opportunities and $1.2 million in additional costs to support business growth and strategic direction. In addition, general facility costs increased $2.3 million primarily due to office expansion related to the relocation of our corporate headquarters and the acquisition of the IP geolocation assets. Personnel and personnel-related expense increased $1.9 million, primarily as a result of headcount additions in support of business operations.

Depreciation and amortization. Depreciation and amortization expense increased $1.6 million due to an increase in depreciation expense of $1.8 million from additions of new property and equipment, including furniture and fixtures and leasehold improvements, primarily due to office expansion related to the relocation of our corporate headquarters and the acquisition of the IP geolocation assets.

Restructuring charges (recoveries). Restructuring charges decreased $0.8 million primarily due to the completion in the third quarter of 2010 of our restructuring plan to relocate certain operations and support functions to Kentucky. We did not have any corresponding expense in the second quarter of 2011.

Interest and other expense. Interest and other expense decreased $0.9 million primarily due to a decrease in trading losses of $1.8 million recorded in connection with our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in the third quarter of 2010, there were no associated trading losses recorded in 2011. Interest expense increased $0.6 million primarily due to a $1.2 million credit to interest expense recorded in 2010 related to a decrease in an accrued sales tax liability. There was no corresponding reduction in 2011.

Interest and other income. Interest and other income decreased $1.1 million primarily due to a decrease in trading gains of $1.9 million recorded in connection with our auction rate securities settled in 2010, partially offset by $0.7 million in realized gains for our available-for-sale securities sold during the three months ended June 30, 2011.

Provision for income taxes, continuing operations. Our effective tax rate decreased to 40.0% for the three months ended June 30, 2011 from 40.1% for the three months ended June 30, 2010 primarily related to a decrease in foreign withholding income taxes.

Loss from discontinued operations, net of tax. During the three months ended June 30, 2011, we completed our plan to exit our Converged Messaging Services business. The financial results for the three months ended June 30, 2010 and 2011 reflect the results of operations of Converged Messaging Services, net of tax, as discontinued operations. Loss from discontinued operations, net of tax decreased $2.7 million due to the wind down of our Converged Messaging Services business. See Note 3 in our accompanying consolidated financial statements for more information regarding these discontinued operations.

Summary of Operating Segments

The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended June 30, 2010 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
Revenue:
Carrier Services	$97,760	$110,834	$13,074	13.4%
Enterprise Services	29,971	36,849	6,878	22.9%

Total revenue	$127,731	$147,683	$19,952	15.6%

Segment contribution:
Carrier Services	$87,999	$97,570	$9,571	10.9%
Enterprise Services	13,261	15,418	2,157	16.3%

Total segment contribution	101,260	112,988	11,728	11.6%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	18,325	19,742	1,417	7.7%
Sales and marketing	4,148	4,617	469	11.3%
Research and development	2,667	2,912	245	9.2%
General and administrative	14,273	21,108	6,835	47.9%
Depreciation and amortization	7,769	9,386	1,617	20.8%
Restructuring charges (recoveries)	771	(12)	(783)	(101.6)%

Income from operations	$53,307	$55,235	$1,928	3.6%

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

Consolidated Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011

The following table presents an overview of our results of operations for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue:
Carrier Services	$195,392	$220,449	$25,057	12.8%
Enterprise Services	59,174	73,329	14,155	23.9%

Total revenue	254,566	293,778	39,212	15.4%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	54,004	62,469	8,465	15.7%
Sales and marketing	43,364	51,206	7,842	18.1%
Research and development	7,129	7,437	308	4.3%
General and administrative	32,219	42,164	9,945	30.9%
Depreciation and amortization	15,570	18,532	2,962	19.0%
Restructuring charges	2,006	420	(1,586)	(79.1)%

	154,292	182,228	27,936	18.1%

Income from operations	100,274	111,550	11,276	11.2%
Other (expense) income:
Interest and other expense	(2,548)	(473)	2,075	(81.4)%
Interest and other income	3,419	1,133	(2,286)	(66.9)%

Income from continuing operations before income taxes	101,145	112,210	11,065	10.9%
Provision for income taxes, continuing operations	40,295	45,129	4,834	12.0%

Income from continuing operations	60,850	67,081	6,231	10.2%
(Loss) income from discontinued operations, net of tax	(7,075)	37,249	44,324	(626.5)%

Net income	$53,775	$104,330	$50,555	94.0%

Basic net income (loss) per common share:
Continuing operations	$0.81	$0.91
Discontinued operations	(0.09)	0.50

Basic net income per common share	$0.72	$1.41

Diluted net income (loss) per common share:
Continuing operations	$0.80	$0.89
Discontinued operations	(0.09)	0.50

Diluted net income per common share	$0.71	$1.39

Weighted average common shares outstanding:
Basic	74,805	73,872

Diluted	76,079	75,129

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $25.1 million primarily due to an increase of $16.6 million in revenue from our Numbering Services, an increase of $6.9 million in revenue from our Order Management Services, and an increase of $1.6 million from our IP Services. The $16.6 million increase in revenue from our Numbering Services was the result of an established increase of $21.8 million in the fixed fee under our contracts to provide NPAC services, offset by a decrease of $3.7 million in system enhancements and functionality requested by our Numbering Services customers and a decrease of $1.7 million in revenue from our international LNP solutions. The increase in revenue from Order Management Services revenue was primarily due to greater demand and usage from existing customers and the addition of new customers. The increase in revenue from IP Services revenue was primarily due to transition services revenue pursuant to the sale of certain assets and liabilities of our Converged Messaging Services business. These transition services were completed as of June 30, 2011. There was no corresponding transition services revenue in 2010.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $14.2 million primarily due to an increase of $9.5 million in revenue from our Internet Infrastructure Services, primarily driven by the addition of new DNS solutions, including IP geolocation services. In addition, Registry Services revenue increased $4.7 million due to an increase in the number of common short codes and domain names under management.

Expense

Cost of revenue. Cost of revenue increased $8.5 million primarily due to an increase in personnel and personnel-related expense of $3.9 million primarily due to increase in headcount for IP geolocation services, systems management, and customer support. In addition, royalty expense increased $2.1 million for our Registry Services related to the increase in revenue from managing a larger number of common short codes. Furthermore, cost of revenue increased $1.9 million primarily due to additional telecommunications and maintenance costs related to the addition of our IP geolocation services, as well as increased costs for our customer support operations. Contractor costs increased $1.2 million primarily due to increased costs incurred for customer deployment and customer support.

Sales and marketing. Sales and marketing expense increased $7.8 million primarily due to an increase of $6.3 million in personnel and personnel-related expense for our expanded sales and marketing teams for IP geolocation services and new directory services. In addition, contractor costs increased $1.2 million to support our growth as we broaden our brand awareness and increase our portfolio of services, such as the addition of our IP geolocation services.

Research and development. Research and development expense increased $0.3 million due to an increase of $1.1 million in personnel and personnel-related expense, partially offset by a decrease of $0.9 million in contractor costs. The increase of $1.1 million in personnel and personnel-related expense was primarily due to the addition of IP geolocation services, as well as costs attributed to development initiatives.

General and administrative. General and administrative expense increased $9.9 million primarily due to an increase of $4.4 million in personnel and personnel-related expense, an increase of $3.7 million in general facility costs primarily due to office expansions related to the relocation of our corporate headquarters and the acquisition of the IP geolocation assets, and an increase of $2.9 million in additional costs to support business growth and strategic direction. Personnel and personnel-related expense increased $4.4 million, primarily the result of headcount additions to our teams in support of business operations. These increases were partially offset by a decrease of $1.1 million in professional fees incurred to pursue new business opportunities and other legal and accounting services.

Depreciation and amortization. Depreciation and amortization expense increased $3.0 million primarily due to an increase in depreciation expense of $3.1 million from additions of new property and equipment, including furniture and fixtures and leasehold improvements primarily due to office expansion related to the relocation of our corporate headquarters and the acquisition of the IP geolocation assets.

Restructuring charges. Restructuring charges decreased $1.6 million primarily due to the completion in the third quarter of 2010 of our restructuring plan to relocate certain operations and support functions to Kentucky. In the first six months of 2010, we recorded severance and severance related expense of $2.0 million attributable this relocation plan and did not have any corresponding expense in 2011. The decrease in restructuring charges was partially offset by severance and severance related expense of $0.4 million recorded during the six months ended June 30, 2011, attributable to our management transition plan initiated in the fourth quarter of 2010.

Interest and other expense. Interest and other expense decreased $2.1 million primarily due to a decrease in trading losses of $2.9 million recorded in connection with our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in the third quarter of 2010, there were no associated trading losses recorded in 2011. Interest expense increased $0.5 million primarily due to a $1.2 million credit to interest expense recorded in 2010 related to a decrease in an accrued sales tax liability. There was no corresponding reduction in 2011.

Interest and other income. Interest and other income decreased $2.3 million primarily due to a decrease in trading gains of $3.0 million recorded in connection with our auction rate securities settled in 2010, partially offset by $0.7 million in realized gains for our available-for-sale securities sold during the six months ended June 30, 2011.

Provision for income taxes, continuing operations. Our effective tax rate increased to 40.2% for the six months ended June 30, 2011 from 39.8% for the six months ended June 30, 2010 primarily as a result of settlement of our 2007 and 2008 IRS examinations.

(Loss) income from discontinued operations, net of tax. During the six months ended June 30, 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of Neustar NGM Services, Inc., or NGM Services, and its subsidiaries. The financial results for the six months ended June 30, 2010 and 2011 reflect the results of operations, net of tax, of Converged Messaging Services as discontinued operations. We intend to treat the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. As a result, we recorded a discrete income tax benefit of $42.7 million in the six months ended June 30, 2011. See Note 3 in our accompanying consolidated financial statements for more information regarding these discontinued operations.

Summary of Operating Segments

The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to income from operations for the six months ended June 30, 2010 and 2011 (in thousands, except per share data):

	Six Months Ended June 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
Revenue:
Carrier Services	$195,392	$220,449	$25,057	12.8%
Enterprise Services	59,174	73,329	14,155	23.9%

Total revenue	$254,566	$293,778	$39,212	15.4%

Segment contribution:
Carrier Services	$175,226	$194,149	$18,923	10.8%
Enterprise Services	26,049	31,069	5,020	19.3%

Total segment contribution	201,275	225,218	23,943	11.9%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	36,997	39,369	2,372	6.4%
Sales and marketing	8,687	8,442	(245)	(2.8)%
Research and development	6,172	6,510	338	5.5%
General and administrative	31,569	40,395	8,826	28.0%
Depreciation and amortization	15,570	18,532	2,962	19.0%
Restructuring charges	2,006	420	(1,586)	(79.1)%

Income from operations	$100,274	$111,550	$11,276	11.2%

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

Our total cash, cash equivalents and short-term investments of $392.4 million at June 30, 2011 increased from $345.4 million at December 31, 2010.

We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. As of and for the six months ended June 30, 2011, we were in compliance with these covenants. As of June 30, 2011, the Company’s available borrowings under the Credit Facility were $100 million.

We believe that our existing cash and cash equivalents, short-term investments, and cash provided from operations will be sufficient to fund our operations for the next twelve months.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the six months ended June 30, 2011 was $113.9 million, as compared to $43.1 million for the six months ended June 30, 2010. This $70.8 million increase in net cash provided by operating activities was the result of an increase in net income of $50.6 million, an increase in non-cash adjustments of $5.4 million, and an increase in net changes in operating assets and liabilities of $14.8 million.

Net income increased $50.6 million primarily due to the change of $40.8 million in our income tax benefit for discontinued operations. In the first quarter of 2011, we recorded a tax benefit of $42.7 million attributed to a worthless stock deduction for the common stock of Neustar NGM Services, Inc.

Non-cash adjustments increased $5.4 million due to an increase of $3.7 million in stock-based compensation, a $1.9 million loss-on-sale attributed to the sale of certain assets and liabilities of our Converged Messaging Services business in the first quarter of 2011, an increase of $1.8 million in deferred income taxes, and an increase of $1.6 million due to amortization of bond premium. These increases in non-cash adjustments were partially offset by a decrease of $2.8 million in excess tax benefits from stock options and a decrease of $1.0 million in depreciation and amortization from continuing and discontinued operations.

Net changes in operating assets and liabilities increased $14.8 million primarily due to a decrease of $24.7 million in net cash used in the payment of accounts payable and accrued expenses and a net change of $12.5 million attributable to net decreases in accounts and unbilled receivables during 2011 as compared to increases in 2010. These increases in net changes in operating assets and liabilities were partially offset by an increase in income taxes receivable of $13.4 million, a result of the tax benefit we recorded in the first quarter of 2011 in connection with a deduction for the loss on worthless stock, and an increase of $6.3 million in notes receivable. In addition, deferred revenue increased in 2011 as compared to a decrease in 2010, a net change of $6.2 million.

Cash flows from investing

Net cash used in investing activities for the six months ended June 30, 2011 was $62.7 million, as compared to $2.2 million for the six months ended June 30, 2010. This $60.5 million increase in net cash used in investing activities was primarily due to investment purchases of $71.0 million in 2011 and an increase of $6.3 million in cash used for purchases of property and equipment. These increases in net cash used in investing activities were partially offset by and an increase of $16.8 million in cash received from sales of investments.

Cash flows from financing

Net cash used in financing activities was $37.6 million for the six months ended June 30, 2011, as compared to $4.0 million for the six months ended June 30, 2010. This $33.6 million increase in net cash used in financing activities was primarily the result of $36.7 million used to repurchase shares of our Class A common stock under our share repurchase program announced in July 2010 and a net increase of $8.9 million in restricted cash primarily used to collateralize our outstanding letters of credit. These increases in cash used in financing activities were partially offset by an increase of $7.2 million in proceeds from the exercise of stock options, an increase of $2.8 million in excess tax benefits from stock options, and a reduction of $1.8 million in cash used in principal repayments on capital lease obligations.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 through April 30, 2011	291,454	$25.91	290,062	$233,607,335
May 1 through May 31, 2011	89,139	26.54	74,310	231,636,579
June 1 through June 30, 2011	342,688	25.91	336,495	222,917,345

Total	723,281	$25.99	700,867	$222,917,345

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.
(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 22,414 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.
(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: July 28, 2011	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed December 16, 2010.

10.22	Summary Description of Non-Management Director Compensation. .†

10.31	NeuStar, Inc. Deferred Compensation Plan.†

10.46	Form of Directors’ Restricted Stock Unit Agreement-A.†

10.47	Form of Directors’ Restricted Stock Unit Agreement-B.†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

†	Compensatory Arrangement
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.