Form 10-Q
period 2011-09-30
NEUSTAR INC
filed 2011-10-24
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 72,619,461 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at October 17, 2011.

NEUSTAR, INC.

EX – 2.1

EX – 3.1

EX – 3.2

EX – 10.2.1

EX – 31.1

EX – 31.2

EX – 32.1

EX – 101 INSTANCE DOCUMENT

EX – 101 SCHEMA DOCUMENT

EX – 101 CALCULATION LINKBASE DOCUMENT

EX – 101 LABELS LINKBASE DOCUMENT

EX – 101 PRESENTATION LINKBASE DOCUMENT

EX – 101 DEFINITION LINBASE DOCUMENT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331,570	$357,623
Restricted cash	556	10,094
Short-term investments	13,802	34,202
Accounts receivable, net of allowance for doubtful accounts of $1,435 and $1,624, respectively	82,250	85,021
Unbilled receivables	7,188	3,008
Notes receivable	567	2,744
Prepaid expenses and other current assets	12,797	12,376
Deferred costs	5,849	7,448
Income taxes receivable	—	12,076
Deferred tax assets	6,146	9,030

Total current assets	460,725	533,622

Long-term investments	37,009	18,473
Property and equipment, net	74,296	90,206
Goodwill	124,651	145,253
Intangible assets, net	18,974	36,720
Notes receivable, long-term	1,023	4,460
Deferred costs, long-term	1,052	775
Deferred tax assets, long-term	10,137	7,895
Other assets, long-term	6,007	5,967

Total assets	$733,874	$843,371

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2011
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,882	$3,995
Accrued expenses	57,808	57,698
Income taxes payable	1,590	—
Deferred revenue	31,751	35,546
Capital lease obligations	6,325	3,526
Accrued restructuring	4,703	2,139
Other liabilities	9,445	7,043

Total current liabilities	115,504	109,947

Deferred revenue, long-term	10,578	10,733
Capital lease obligations, long-term	4,076	2,459
Accrued restructuring, long-term	315	—
Other liabilities, long-term	7,289	10,332

Total liabilities	137,762	133,471

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and September 30, 2011	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,294,573 and 81,786,636 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	80	82
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	—	—
Additional paid-in capital	364,346	398,536
Treasury stock, 6,665,228 and 9,077,482 shares at December 31, 2010 and September 30, 2011, respectively, at cost	(169,848)	(231,658)
Accumulated other comprehensive loss	(144)	(841)
Retained earnings	401,678	543,781

Total stockholders’ equity	596,112	709,900

Total liabilities and stockholders’ equity	$733,874	$843,371

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue:
Carrier Services	$96,657	$114,155	$292,049	$334,604
Enterprise Services	32,781	38,342	91,955	111,671

Total revenue	129,438	152,497	384,004	446,275
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	27,574	34,194	81,578	96,663
Sales and marketing	21,322	25,069	64,686	76,275
Research and development	3,519	3,746	10,648	11,183
General and administrative	15,865	20,960	48,084	63,124
Depreciation and amortization	8,255	10,486	23,825	29,018
Restructuring (recoveries) charges	(417)	(33)	1,589	387

	76,118	94,422	230,410	276,650

Income from operations	53,320	58,075	153,594	169,625
Other (expense) income:
Interest and other expense	(4,294)	(675)	(6,842)	(1,148)
Interest and other income	4,069	304	7,488	1,437

Income from continuing operations before income taxes	53,095	57,704	154,240	169,914
Provision for income taxes, continuing operations	21,275	19,931	61,570	65,060

Income from continuing operations	31,820	37,773	92,670	104,854
(Loss) income from discontinued operations, net of tax	(1,871)	—	(8,946)	37,249

Net income	$29,949	$37,773	$83,724	$142,103

Basic net income (loss) per common share:
Continuing operations	$0.43	$0.52	$1.24	$1.42
Discontinued operations	(0.03)	—	(0.12)	0.51

Basic net income per common share	$0.40	$0.52	$1.12	$1.93

Diluted net income (loss) per common share:
Continuing operations	$0.42	$0.51	$1.22	$1.40
Discontinued operations	(0.03)	—	(0.12)	0.49

Diluted net income per common share	$0.39	$0.51	$1.10	$1.89

Weighted average common shares outstanding:
Basic	74,808	73,237	74,806	73,658

Diluted	76,026	74,632	76,060	75,079

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2010	2011
Operating activities:
Net income	$83,724	$142,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,339	29,647
Stock-based compensation	13,949	19,071
Amortization of deferred financing costs	126	127
Excess tax benefits from stock option exercises	(495)	(3,447)
Deferred income taxes	3,046	(852)
Provision for doubtful accounts	1,664	2,059
Gain on trading securities	(7,007)	—
Gain on available-for-sale investments	—	(683)
Amortization of bond premium (discount), net	—	2,357
Loss on auction rate securities rights	6,892	—
Loss on asset sale	—	1,933
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,867)	(5,632)
Unbilled receivables	(2,600)	4,714
Notes receivable	(1,726)	(5,614)
Prepaid expenses and other current assets	(616)	574
Deferred costs	1,553	(1,322)
Income taxes receivable	(6,933)	(12,076)
Other assets	(587)	(72)
Other liabilities	(1,064)	(4,321)
Accounts payable and accrued expenses	(21,207)	(1,096)
Income taxes payable	(2,269)	1,857
Accrued restructuring	(2,201)	(2,879)
Deferred revenue	7,019	(461)

Net cash provided by operating activities	95,740	165,987
Investing activities:
Purchases of property and equipment	(28,026)	(35,549)
Sales and maturities of investments	37,725	77,145
Purchases of investments	—	(81,239)
Business acquired, net of cash acquired	(1,654)	(39,000)

Net cash provided by (used in) investing activities	8,045	(78,643)
Financing activities:
Increase of restricted cash	(93)	(9,538)
Principal repayments on notes payable	(987)	—
Principal repayments on capital lease obligations	(8,991)	(5,695)
Proceeds from exercise of common stock options	4,826	11,962
Excess tax benefits from stock-based compensation	495	3,447
Repurchase of restricted stock awards	(509)	(1,496)
Repurchase of common stock	(25,417)	(59,737)

Net cash used in financing activities	(30,676)	(61,057)
Effect of foreign exchange rates on cash and cash equivalents	(142)	(234)

Net increase in cash and cash equivalents	72,967	26,053
Cash and cash equivalents at beginning of period	304,581	331,570

Cash and cash equivalents at end of period	$377,548	$357,623

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

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

•

Enterprise Services. The Company’s enterprise services include Internet infrastructure services and registry services. Through the Company’s global directory platform, the Company provides a suite of domain name system (DNS) services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load test websites to help identify issues and optimize performance. The Company also provides IP geolocation services that help enterprises identify the location of their consumers for a variety of purposes, such as target marketing and fraud prevention. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K) filed with the Securities and Exchange Commission.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2010		September 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$331,570	$331,570	$357,623	$357,623
Restricted cash (current assets)	$556	$556	$10,094	$10,094
Short-term investments	$13,802	$13,802	$34,202	$34,202
Notes receivable	$1,590	$1,590	$7,204	$7,204
Marketable securities (other assets, long-term)	$3,681	$3,681	$3,953	$3,953
Long-term investments	$37,009	$37,009	$18,473	$18,473
Deferred compensation (other liabilities, long-term)	$3,621	$3,621	$3,995	$3,995

Restricted Cash

As of December 31, 2010 and September 30, 2011, restricted cash was $0.6 million and $10.1 million, respectively. As of September 30, 2011, cash of $9.9 million was restricted as collateral for the Company’s outstanding letters of credit (see Note 7). As of December 31, 2010 and September 30, 2011, cash of $0.6 million and $0.2 million, respectively, was restricted for deposits on leased facilities.

Revenue Recognition

The Company provides essential technology and directory services to carrier and enterprise customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

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

The total amount of revenue derived under the Company’s contracts with NAPM, comprised of NPAC Services, connection service fees related to the Company’s NPAC Services and system enhancements, was approximately $84.0 million and $93.7 million for the three months ended September 30, 2010 and 2011, respectively, and $253.0 million and $280.6 million for the nine months ended September 30, 2010 and 2011, respectively.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

The Company provides hosted Order Management Services, consisting of customer set-up and implementation followed by transaction processing, under contracts with terms ranging from one to three years. Customer set-up and implementation is not considered a separate deliverable; accordingly, the fees for these services are deferred and recognized as revenue on a straight-line basis over the term of the contract. Per-transaction fees are recognized as the transactions are processed.

The Company generates revenue from its licensed Order Management Services under contracts with terms ranging from three months to two years. The Company generates revenue under these contracts for software licenses, implementation and customization services and post-customer support services (PCS). Under these contracts, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable and, if applicable, when vendor-specific objective evidence (VSOE) of fair value exists to allocate the arrangement fee to the undelivered elements of a multiple element arrangement. Revenue is allocated to delivered elements of an arrangement using the residual method. Under the residual method, revenue is allocated to the undelivered elements using VSOE of fair value with the remaining contract fee allocated to the delivered elements and recognized as revenue when all other revenue recognition criteria have been met. For software contracts that include customization services that are essential to the functionality of the delivered software, the software license and implementation and customization revenue is recognized under the contract method of accounting using the percentage-of-completion method. The Company estimates the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours required under such contract and recognizes an amount of revenue equal to the percentage-of-completion multiplied by the contract amount allocated to the software license and implementation and customization services fees. The contract amount allocated to these delivered elements is determined under the residual method approach. The Company determined the VSOE of PCS under the bell-shape curve approach and determined that a substantial majority of its actual PCS renewals are within a narrow range of the median pricing. For arrangements with bundled PCS and there is no stated contractual PCS rate or the rate is less than the established range of VSOE, the Company utilizes the low end of the range for VSOE as fair value of PCS. PCS revenue is recognized on a straight-line basis over the service term of the contract.

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

During 2010 and the nine months ended September 30, 2011, certain of the Company’s arrangements included customer set-up and implementation services, followed by ongoing transaction processing. These customer set-up and implementation services were not considered a separate deliverable that provides stand-alone value to the customer and such fees were deferred and recognized as

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

revenue on a straight-line basis over the term of the contract. Accordingly, the adoption of ASU 2009-13 did not have a material effect on the Company’s revenue recognized for the nine months ended September 30, 2011. Assuming the adoption of ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2010, revenue recognized for the nine months ended September 30, 2010 would not have been materially different.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does expect the adoption of this standard to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this update for its annual goodwill impairment test performed as of October 1, 2011. The Company does not believe the adoption of this update will have a material impact on its financial statements.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

3.	ACQUISITIONS AND DISCONTINUED OPERATIONS

Evolving System Inc. Number Solutions Acquisition

On July 1, 2011, the Company acquired the assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. for cash consideration of approximately $39.0 million, subject to certain working capital adjustments. The acquisition of Evolving Systems’ Numbering Solutions business expands the Company’s Order Management Services portfolio and furthers the Company’s long-term initiative to simplify operators’ Operations Support Systems architectures by mitigating cost and complexity, while making the evolution to next-generation networks more efficient, manageable, and flexible to meet the increasingly complex needs of end-users.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Carrier Services segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, the Company recorded $20.6 million of goodwill, $21.7 million of definite-lived intangible assets, and $3.3 million of net liabilities. The definite-lived intangible assets consist of $18.9 million of customer relationships and $2.8 million of acquired technology. The Company is amortizing customer relationships and acquired technology on a straight-line basis over an estimated useful life of 10 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is $19.7 million. The allocation of the purchase price is preliminary pending the finalization of the working capital balance sheet and deferred income taxes. The Company does not expect the finalization of these items to materially impact the purchase price allocation.

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of the assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s expected use of the asset and the appropriate discount rates from a market participant perspective. The Company’s estimates are based on historical experience; information obtained from the management of the acquired company and are determined with assistance from an independent third-party appraisal firm. The Company’s significant assumptions and estimates include the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenues and growth rates, and the estimated royalty rate in the application of the relief from royalty method.

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

Summaries of the results of discontinued operations for the three and nine months ended September 30, 2010 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue from discontinued operations	$1,072	$—	$4,488	$454

Loss from discontinued operations before tax	$(5,682)	$—	$(17,418)	$(8,174)
Benefit for income taxes	(3,811)	—	(8,472)	(45,423)

(Loss) income from discontinued operations, net of tax	$(1,871)	$—	$(8,946)	$37,249

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

As of December 31, 2010 and September 30, 2011, the assets and liabilities of the Converged Messaging Services business are included in their respective balance sheet categories in the Company’s consolidated balance sheets. As of December 31, 2010, these assets and liabilities were $5.8 million and $6.7 million, respectively. As of September 30, 2011, these assets and liabilities were $1.6 million and $2.1 million, respectively. As of September 30, 2011, these assets primarily included cash to fund the residual liabilities of the Converged Messaging Services business. All significant revenue generating and cost producing activities of the discontinued operations have ceased as of June 30, 2011.

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

Pre-refunded Municipal Bonds and U.S. Agency Debt Securities

As of December 31, 2010 and September 30, 2011, the Company held approximately $50.8 million and $45.8 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. In addition, as of September 30, 2011, the Company held $6.9 million in U.S. agency debt securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments – Debt and Equity Securities Topic of the FASB ASC. The Company did not have any sales of these investments during 2010. During the three and nine months ended September 30, 2011, the Company sold approximately $43.8 million and $77.1 million, respectively, of available-for-sale securities and recognized net gains of $10,000 and $0.1 million, respectively. The Company did not record any impairment charges related to these investments during the three and nine months ended September 30, 2010 and 2011.

The following table summarizes the Company’s investments as of December 31, 2010 and September 30, 2011 (in thousands):

	$13,782	$13,782	$13,782	$13,782
	December 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year:
Municipal bonds	$13,782	$23	$(3)	$13,802
Due after one year through three years:
Municipal bonds	36,968	61	(20)	37,009

Total	$50,750	$84	$(23)	$50,811

	$13,7820	$13,7820	$13,7820	$13,7820

	September 30, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year:
Municipal bonds	$28,181	$20	$(2)	$28,199
U.S. agency debt securities	6,004	—	(1)	6,003
Due after one year through three years:
Municipal bonds	17,537	38	(4)	17,571
U.S. agency debt securities	900	2	—	902

Total	$52,622	$60	$(7)	$52,675

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

5.	FAIR VALUE MEASUREMENTS

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

The following table sets forth, as of December 31, 2010 and September 30, 2011, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$13,802	$—	$—	$13,802
Municipal bonds (maturities one to three years)	$37,009	$—	$—	$37,009
Marketable securities(1)	$3,681	$—	$—	$3,681
Deferred compensation(2)	$3,621	$—	$—	$3,621

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$28,199	$—	$—	$28,199
Municipal bonds (maturities one to three years)	$17,571	$—	$—	$17,571
U.S. agency debt securities (maturities less than one year)	$6,003	$—	$—	$6,003
U.S. agency debt securities (maturity one to three years)	$902	$—	$—	$902
Marketable securities(1)	$3,953	$—	$—	$3,953
Deferred compensation(2)	$3,995	$—	$—	$3,995

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets. During the three and nine months ended September 30, 2011, the Company recognized gains of $44,000 and $0.5 million, respectively, attributed to the sale of securities from the Rabbi Trust.
(2)	Obligations to pay benefits under the Plan are included in other long-term liabilities.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill by operating segment as of December 31, 2010 and September 30, 2011 is as follows (in thousands):

	December 31,		September 30,
	2010	Acquisitions	2011
Carrier Services:
Gross goodwill	$202,055	$20,602	$222,657
Accumulated impairment losses	(93,602)	—	(93,602)

Net goodwill	108,453	20,602	129,055

Enterprise Services:
Gross goodwill	16,198	—	16,198
Accumulated impairment losses	—	—	—

Net goodwill	16,198	—	16,198

Total:
Gross goodwill	218,253	20,602	238,855
Accumulated impairment losses	(93,602)	—	(93,602)

Net goodwill	$124,651	$20,602	$145,253

During the third quarter of 2011, the Company recorded $20.6 million of goodwill related to its acquisition of assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc., which is included in the Company’s Carrier Services operating segment (see Note 3).

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2010	September 30, 2011	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$49,881	$68,781	7.1
Accumulated amortization	(34,062)	(36,992)

Customer lists and relationships, net	15,819	31,789

Acquired technology	19,554	22,354	3.6
Accumulated amortization	(16,805)	(17,721)

Acquired technology, net	2,749	4,633

Trade name	630	630	3.0
Accumulated amortization	(224)	(332)

Trade name, net	406	298

Intangible assets, net	$18,974	$36,720

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

During the third quarter of 2011, the Company recorded definite-lived intangible assets of $21.7 million, consisting of $18.9 million of customer relationships and $2.8 million of acquired technology, related to its acquisition of assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. (see Note 3).

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.2 million and $1.8 million for the three months ended September 30, 2010 and 2011, respectively, and $3.6 million and $4.0 million for the nine months ended September 30, 2010 and 2011, respectively. Amortization expense related to intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is expected to be approximately $5.7 million, $6.6 million, $5.2 million, $4.6 million, $4.5 million and $14.2 million, respectively. Intangible assets as of September 30, 2011 will be fully amortized during the year ended December 31, 2021.

7.	NOTES PAYABLE

On February 6, 2007, the Company entered into a credit agreement which provides for a revolving credit facility in an aggregate principal amount of up to $100 million (the Credit Facility). Borrowings under the Credit Facility bear interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility expires on February 6, 2012. Borrowings under the Credit Facility may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. There were no borrowings outstanding under the Credit Facility as of December 31, 2010 and September 30, 2011. As of December 31, 2010, available borrowings were reduced by outstanding letters of credit of $8.8 million. As of September 30, 2011, the Company’s available borrowings under the Credit Facility were $100 million and the $9.4 million of outstanding letters of credit were collateralized by $9.9 million of restricted cash.

The Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Credit Facility requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility. Lenders holding more than 50% of the loans and commitments under the Credit Facility may elect to accelerate the maturity of amounts due under the Credit Facility upon the occurrence and during the continuation of an event of default. As of and for the year ended December 31, 2010, and the nine months ended September 30, 2011, the Company was in compliance with these covenants.

8.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company has three stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); and the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 10,950,000, plus the number of shares underlying awards granted under the 1999 Plan and the 2005 Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of September 30, 2011, 6,742,861 shares were available for grant or award under the 2009 Plan.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

Stock-based compensation expense recognized for the three months ended September 30, 2010 and 2011 was $5.1 million and $6.5 million, respectively, and $13.9 million and $19.1 million for the nine months ended September 30, 2010 and 2011, respectively. As of September 30, 2011, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $42.8 million, which the Company expects to recognize over a weighted average period of approximately 1.52 years. Total unrecognized compensation expense as of September 30, 2011 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs and may be increased or decreased in future periods for subsequent grants or forfeitures, as well as changes in the estimated fair value of non-vested share-based awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended September 30, 2010 and 2011 was $7.86 and $7.83, respectively, and for options granted during the nine months ended September 30, 2010 and 2011 was $8.09 and $8.64, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2010 and 2011, and a discussion of the Company’s assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Dividend yield	—%	—%	—%	—%
Expected volatility	38.55%	37.90%	39.24%	37.02%
Risk-free interest rate	1.54%	1.00%	2.16%	1.66%
Expected life of options (in years)	4.42	4.37	4.42	4.42

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company considered the historical volatility of its stock price over a term similar to the expected life of the grant in determining its expected volatility.

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

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	6,715,559	$20.68
Options granted	2,165,623	26.30
Options exercised	(1,221,728)	9.79
Options forfeited	(522,394)	24.08

Outstanding at September 30, 2011	7,137,060	$24.00	$19.5	4.6

Exercisable at September 30, 2011	3,471,390	$24.03	$12.6	3.2

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2010 and 2011 was $5.2 million and $20.1 million, respectively.

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	534,590	$22.82
Restricted stock granted	360,790	26.41
Restricted stock vested	(171,901)	25.77
Restricted stock forfeited	(90,455)	24.79

Outstanding at September 30, 2011	633,024	$23.78	$15.9

The total aggregate intrinsic value of restricted stock vested during the nine months ended September 30, 2011 was approximately $4.3 million. During the three and nine months ended September 30, 2011, the Company repurchased 8,033 and 58,065 shares of common stock, respectively, for an aggregate purchase price of $0.2 million and $1.5 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the year ended December 31, 2010 and the nine months ended September 30, 2011, the Company granted 266,580 and 234,112 PVRSUs, respectively, to certain employees with an aggregate fair value of $6.1 million and $6.2 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of September 30, 2011, the Company estimates that it will issue 105% and 131% of the performance target awards for PVRSUs granted during 2010 and 2011, respectively.

In the third quarter of 2011, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2010 from 100% of target to 105% of target. In addition, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2011 from 100% of target to 131% of target. These changes in estimates did not have a material impact on the Company’s income from continuing operations and the earnings per diluted share from continuing operations, respectively, for the three and nine months ended September 30, 2011.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2011:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Non-vested December 31, 2010	840,923	$19.53
Granted	234,112	26.45
Vested	—	—
Forfeited	(229,354)	24.77

Non-vested September 30, 2011	845,681	$20.02	$21.3

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2011:

		Weighted-	Aggregate
		Average	Intrinsic
		Grant Date	Value
	Shares	Fair Value	(in millions)
Outstanding at December 31, 2010	231,865	$23.99
Granted	44,933	26.48
Vested	—	—
Forfeited	(750)	25.84

Outstanding at September 30, 2011	276,048	$24.39	$6.9

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

Share Repurchase Program

The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. During the three and nine months ended September 30, 2010, the Company repurchased 1.1 million shares of its Class A common stock, respectively, for an aggregate purchase price of approximately $25.4 million. During the three and nine months ended September 30, 2011, the Company repurchased 0.9 million and 2.4 million shares of its Class A common stock, respectively, at an average price of $25.10 and $25.62 per share, respectively, for total purchase prices of $23.6 million and $60.3 million, respectively. As of September 30, 2011, a total of 4.0 million shares at an average price of $25.04 per share had been repurchased under this program for an aggregate purchase price of $100.7 million. All repurchased shares are accounted for as treasury shares.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

9.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Computation of basic net income (loss) per common share:
Income from continuing operations	$31,820	$37,773	$92,670	$104,854
(Loss) income from discontinued operations, net of tax	(1,871)	—	(8,946)	37,249

Net income	$29,949	$37,773	$83,724	$142,103

Weighted average common shares and participating securities outstanding – basic	74,808	73,237	74,806	73,658

Basic net income (loss) per common share from:
Continuing operations	$0.43	$0.52	$1.24	$1.42
Discontinued operations	(0.03)	—	(0.12)	0.51

Basic net income per common share	$0.40	$0.52	$1.12	$1.93

Computation of diluted net income (loss) per common share:
Weighted average common shares and participating securities outstanding – basic	74,808	73,237	74,806	73,658
Effect of dilutive securities:
Stock-based awards	1,218	1,395	1,254	1,421

Weighted average common shares outstanding – diluted	76,026	74,632	76,060	75,079

Diluted net income (loss) per common share from:
Continuing operations	$0.42	$0.51	$1.22	$1.40
Discontinued operations	(0.03)	—	(0.12)	0.49

Diluted net income per common share	$0.39	$0.51	$1.10	$1.89

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

Common stock options to purchase an aggregate of 4,613,445 and 5,591,797 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended September 30, 2010 and 2011, respectively, due to their anti-dilutive effects. Common stock options to purchase an aggregate of 4,176,612 and 5,141,075 shares were excluded from the calculation of the denominator for diluted net income per common share for the nine months ended September 30, 2010 and 2011, respectively, due to their anti-dilutive effects.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

The following table summarizes the components of total comprehensive income, net of taxes, during the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net income	$29,949	$37,773	$83,724	$142,103
Unrealized loss / gain on investments	155	(55)	69	(340)
Accumulated translation adjustments	171	(296)	(79)	(357)

Total comprehensive income	$30,275	$37,422	$83,714	$141,406

The following table summarizes the tax (provision) or benefit for each component of total comprehensive income during the three and nine months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Tax (provision) benefit:
Unrealized loss / gain on investments	$(120)	$9	$(45)	$203
Accumulated translation adjustments	$(58)	$(176)	$62	$(125)

11.	RESTRUCTURING CHARGES

The Company recorded restructuring recoveries in continuing operations of $0.4 million and $33,000 during the three months ended September 30, 2010 and 2011, respectively. During the nine months ended September 30, 2010 and 2011, the Company recorded restructuring charges in continuing operations of $1.6 million and $0.4 million, respectively. The Company’s restructuring charges in continuing operations during the nine months ended September 30, 2010 consisted of charges for its 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky, while the restructuring charges in continuing operations during the nine months ended September 30, 2011 consisted of charges incurred under its 2010 management transition restructuring plan.

The Company recorded restructuring recoveries in discontinued operations of $0.2 million during the three months ended September 30, 2010, and charges of $1.4 million and $1.6 million during the nine months ended September 30, 2010 and 2011, respectively. The Company’s restructuring charges for discontinued operations consisted of charges incurred under its Converged Messaging Services restructuring plan initiated in the fourth quarter of 2008 and completed in the second quarter of 2011.

Restructuring Plans

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a domestic work-force reduction impacting both of its operating segments and recorded severance and severance-related charges of $3.8 million. During the three months ended March 31, 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $1.0 million in severance and severance-related payments through the third quarter of 2012.

2001 Plan

At December 31, 2010 and September 30, 2011, the liability related to a reduction in leased facilities incurred in connection with a 2001 restructuring plan was $0.8 million and $0.4 million, respectively. Amounts related to lease terminations due to the closure of facilities under this 2001 restructuring plan will be paid over the remainder of the respective lease terms, the longest of which extends through 2011.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

Converged Messaging Services, Discontinued Operations

Beginning in the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s Converged Messaging Services business, previously known as the Company’s Next Generation Messaging business, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and the closure of specific leased facilities in some of the Company’s international locations. In the third quarter of 2009 and the fourth quarter of 2010, the Company extended the restructuring plan to include further headcount reductions and the closure of certain additional facilities. During the nine months ended September 30, 2011, the Company sold certain assets and liabilities of Neustar NGM Services, Inc. and its subsidiaries, and completed the wind-down of the residual operations of its Converged Messaging Services business. Restructuring charges for all periods presented have been reclassified into “(Loss) income on discontinued operations, net of tax” in the Company’s consolidated statements of operations.

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

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the nine months ended September 30, 2011 are as follows (in thousands):

	December 31,	Additional	Cash		September 30,
	2010	Costs	Payments	Adjustments	2011
Converged Messaging Services:
Severance and related costs	$656	$733	$(1,253)	$(136)	$—
Lease and facilities exit costs	172	313	(487)	717	715

Total Converged Messaging Services	828	1,046	(1,740)	581	715
2010 Management Transition:
Severance and related costs	3,354	447	(2,735)	(60)	1,006
2001 Plan:
Lease and facilities exit costs	836	—	(418)	—	418

Total restructuring plans	$5,018	$1,493	$(4,893)	$521	$2,139

12.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Interest and other expense:
Interest expense	$345	$115	$95	$396
(Gain) loss on asset disposals	(54)	418	(49)	482
Loss on ARS Rights	4,015	—	6,892	—
Foreign currency transaction (gain) loss	(12)	142	(96)	270

Total	$4,294	$675	$6,842	$1,148

Interest and other income:
Interest income	$54	$294	$481	$754
Available-for sale realized gains	—	10	—	683
ARS trading gains	4,015	—	7,007	—

Total	$4,069	$304	$7,488	$1,437

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

13.	INCOME TAXES

The Company’s effective tax rate from continuing operations decreased to 38.3% for the nine months ended September 30, 2011 from 39.9% for the nine months ended September 30, 2010 primarily due to a change in estimate of the realizability of acquired Quova, Inc. net operating losses and a discrete benefit for federal research tax credits. Excluding discrete items, the Company’s effective tax rate was 39.7% for the nine months ended September 30, 2011.

On February 7, 2011, the Company sold certain business assets and liabilities of Neustar NGM Services, Inc. (NGM Services) and its subsidiaries, a portion of the Converged Messaging Services business. The Company intends to treat the common stock of NGM Services as worthless for U.S. income tax purposes in its 2011 U.S. federal and state income tax returns. As a result, the Company recorded an income tax benefit of $42.7 million for the three months ended March 31, 2011 within discontinued operations, which primarily represents the book and tax basis differences associated with its investment in NGM Services.

As of December 31, 2010 and September 30, 2011, the Company had unrecognized tax benefits of $1.2 million and $1.4 million, respectively, of which $1.2 million and $1.4 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company recognized potential interest and penalties of $7,300 and $18,000 for the three months ended September 30, 2010 and 2011, respectively, and $20,000 and $66,000 for the nine months ended September 30, 2010 and 2011, respectively. As of December 31, 2010 and September 30, 2011, the Company had established reserves of approximately $84,000 and $108,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. For the nine months ended September 30, 2011, the Company paid approximately $18,000 of accrued interest and penalties and reflected $24,000 for reductions of accrued interest and penalties not assessed for tax positions of prior years.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed an examination of the Company’s federal income tax returns for the years 2007 and 2008. The audit resulted in no material effect on the Company’s financial position, results of operations or cash flows. The Israeli Taxing Authority has initiated an examination of the Company’s income tax returns for years 2007 through 2010. While the outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $75,000 over the next twelve months due to the expiration of certain statutes of limitations.

14.	SEGMENT INFORMATION

The Company has two operating segments, reflective of the manner in which the chief operating decision maker (CODM) allocates resources and assesses performance: Carrier Services and Enterprise Services. The Company’s operating segments are the same as its reportable segments.

During the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business and the results of operations of this business have been reclassified as discontinued operations in the Company’s consolidated statements of operations for each of the periods presented.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

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

The Company’s historical Carrier Services segment disclosures have been recast for comparative purpose to exclude the discontinued operations of its Converged Messaging Services business. Information for the three and nine months ending September 30, 2010 and 2011 regarding the Company’s reportable segments from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenue:
Carrier Services	$96,657	$114,155	$292,049	$334,604
Enterprise Services	32,781	38,342	91,955	111,671

Total revenue	$129,438	$152,497	$384,004	$446,275

Segment contribution:
Carrier Services	$86,561	$99,302	$261,787	$293,451
Enterprise Services	15,733	16,551	41,782	47,620

Total segment contribution	102,294	115,853	303,569	341,071

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	18,724	20,424	55,721	59,793
Sales and marketing	3,736	3,584	12,423	12,026
Research and development	3,119	3,575	9,291	10,085
General and administrative	15,557	19,742	47,126	60,137
Depreciation and amortization	8,255	10,486	23,825	29,018
Restructuring charges	(417)	(33)	1,589	387

Income from operations	$53,320	$58,075	$153,594	$169,625

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the three and nine months ended September 30, 2010 and 2011, and geographic area long-lived assets as of December 31, 2010 and September 30, 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenues by geographical areas:
North America	$121,431	$142,423	$361,455	$417,512
Europe and Middle East	4,333	6,343	11,744	18,224
Other regions	3,674	3,731	10,805	10,539

Total revenues	$129,438	$152,497	$384,004	$446,275

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Revenues by service offerings:
Carrier Services:
Numbering Services	$89,592	$99,924	$271,220	$298,163
Order Management Services	4,620	10,236	13,341	25,861
IP Services	2,445	3,995	7,488	10,580

Total Carrier Services	96,657	114,155	292,049	334,604
Enterprise Services:
Internet Infrastructure Services	17,260	20,484	48,290	61,005
Registry Services	15,521	17,858	43,665	50,666

Total Enterprise Services	32,781	38,342	91,955	111,671

Total revenues	$129,438	$152,497	$384,004	$446,275

	December 31,	September 30,
	2010	2011
Long-lived assets, net
North America	$91,675	$126,895
Europe and Middle East	1,588	30
Other regions	7	1

Total long-lived assets, net	$93,270	$126,926

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

15.	SUBSEQUENT EVENTS

Acquisition

On October 10, 2011, the Company entered into a definitive agreement to acquire Targus Information Corporation (TARGUSinfo) for cash consideration of approximately $650.0 million, subject to certain purchase price adjustments. TARGUSinfo is a leading, independent provider of real-time, on-demand information and analytics services including Caller ID. TARGUSinfo’s services help its customers identify, verify, score and locate their customers and prospects. This acquisition will combine TARGUSinfo’s leadership in Caller ID and online information services, such as lead verification and scoring, with Neustar’s strengths in network information services, including address inventory management, network security, and marketing analytics. These capabilities, delivered through a trusted, privacy-controlled environment, will greatly extend Neustar’s ability to provide its customers services based on unique, non-replicable datasets. The acquisition is expected to close in the fourth quarter of 2011.

On October 11, 2011, the Company announced that Morgan Stanley Senior Funding, Inc. has committed to provide the Company with a $600 million senior secured term B loan facility and a $100 million senior secured revolving credit facility. The proceeds from these facilities will be used, if necessary, to (i) fund a portion of the cash consideration for the acquisition of TARGUSinfo, (ii) repay existing indebtedness of the Company and TARGUSinfo, (iii) pay the fees and expenses incurred in connection with the acquisition of TARGUSinfo and (iv) provide for the ongoing working capital and general corporate needs of the Company. The commitment is subject to customary conditions, including but not limited to the consummation of the acquisition of TARGUSinfo, the absence of a material adverse effect with respect to Neustar and the negotiation of definitive financing documentation.

Share Repurchase

On October 11, 2011, the Company announced that, in addition to the $300 million share repurchase program that it announced in July 2010 (see Note 8), its Board of Directors has authorized the supplemental purchase of up to $250 million of additional shares of its Class A common stock. The shares may be repurchased at times, at prices and in amounts based on market conditions and other factors, and may be repurchased in market transactions, privately negotiated purchases, block trades or a self-tender.

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

Overview

The growing diversity and complexity of networks, applications and content is driving a crucial need for directory interoperability services. Network operators and those seeking access to Internet Protocol, or IP, end-points require services to meet their authentication, network management and content delivery needs. As a global leader in network addressing, routing and policy management, we offer database services to a community of carriers and enterprises with disparate networks that need to speak to each other in order to allow people and businesses to connect with one another securely and seamlessly around the world.

Our focus encompasses innovation and customer satisfaction by delivering the services our customers need to make those connections. We are aligned with our customers, Carriers and Enterprises; a structure that gives us a better view of our customers’ total needs, a keener understanding of the markets in which they operate, and a more efficient way to identify and deliver an array of critical directory and database services. Our Carrier Services serve the telecommunications industry and include: Numbering Services, Order Management Services, and IP Services. Our Enterprise Services serve a wide range of businesses and include: Internet Infrastructure Services, or IIS, and Registry Services.

Business Highlights and Trends

In the third quarter of 2011, we experienced increased demand for our Numbering Services, IIS, and Registry Services. Total revenue for the quarter grew 17.8% to $152.5 million as compared to $129.4 million in the third quarter of 2010.

Our Carrier Services continue to provide predictable revenue growth and profitability. For the quarter, we recognized $114.2 million of revenue, an increase of $17.5 million, or 18.1%, from the corresponding period in 2010. This revenue growth is primarily driven by an established increase in the fixed fee under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We recognized $91.4 million of revenue under our contracts to provide NPAC Services in the third quarter of 2011, a $10.9 million increase, or 13.5%, from the corresponding period in 2010. In addition, we completed the acquisition of certain numbering solutions assets from Evolving Systems, Inc. in the third quarter. These assets have expanded our scope of customers and order management solutions, contributing to total revenue growth and a smaller concentration of revenue from our Numbering Services. Numbering Services revenue made up 65.5% of our total revenues for the three months ended September 30, 2011 and 69.2% of our total revenues for the three months ended September 30, 2010.

Enterprise Services revenue continues to account for approximately 25% of our total revenues while growing to $38.3 million for the quarter, an increase of $5.6 million, or 17.0%, from the corresponding period in 2010. We continue to see strong demand for our IIS portfolio, both from new and current customers. For the quarter, we recognized $20.5 million of revenue from IIS, a $3.2 million increase, or 18.7%, from the corresponding period in 2010. In addition, Registry Services grew as a result of an increased number of common short codes and domain names under management. For the quarter, we recognized $17.9 million of revenue from our Registry Services, a $2.3 million increase, or 15.1% from the corresponding period in 2010.

We continue to focus on technology innovation by leveraging our established assets, pursuing new business opportunities, and attracting and hiring top-talent from the technology industry. During the third quarter, we strengthened our management team by appointing a Chief Technology Officer who will lead product technology strategy and product development efforts. Recently, we launched SiteProtect, a cloud-based service that brings a new level of security to online properties against Distributed Denial of

Service, or DDoS, attacks and allows customers’ Web infrastructure to operate normally under attack, avoiding downtime and the associate loss of potential revenue. In addition to our continued investment in innovation and prudent return of capital through our share repurchase program, acquisitions remain an important component of our growth strategy and use of capital.

Recent Developments

Acquisition

On October 10, 2011, we entered into a definitive agreement to acquire Targus Information Corporation, or TARGUSinfo, for cash consideration of approximately $650.0 million, subject to certain purchase price adjustments. TARGUSinfo is a leading, independent provider of real-time, on-demand information and analytics services including Caller ID. TARGUSinfo’s services help its customers identify, verify, score and locate their customers and prospects. This acquisition will combine TARGUSinfo’s leadership in Caller ID and online information services, such as lead verification and scoring, with our strengths in network information services, including address inventory management, network security, and marketing analytics. These capabilities, delivered through a trusted, privacy-controlled environment, will greatly extend our ability to provide our customers services based on unique, non-replicable datasets. The acquisition is expected to close in the fourth quarter of 2011.

On October 11, 2011, we announced that Morgan Stanley Senior Funding, Inc. has committed to provide us with a $600 million senior secured term B loan facility and a $100 million senior secured revolving credit facility. The proceeds from such facilities will be used, if necessary, to (i) fund a portion of the cash consideration for the acquisition of TARGUSinfo, (ii) repay our existing indebtedness and the existing indebtedness of TARGUSinfo, (iii) pay the fees and expenses incurred in connection with the acquisition of TARGUSinfo and (iv) provide for our ongoing working capital and general corporate needs. The commitment is subject to customary conditions, including but not limited to the consummation of the acquisition of TARGUSinfo, the absence of a material adverse effect with respect to us and the negotiation of definitive financing documentation.

Share Repurchase

On October 11, 2011, we announced that, in addition to the $300 million share repurchase program we announced in July 2010, our Board of Directors has authorized the supplemental purchase of up to $250 million of additional shares of our Class A common stock. The shares may be repurchased at times, at prices and in amounts based on market conditions and other factors, and may be repurchased in market transactions, privately negotiated purchases, block trades or a self-tender.

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

Acquisitions

We record acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration, when applicable, are recognized at their fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates reflect a market participant’s expected use of the asset and the appropriate discount rates from a market participant perspective. Our estimates are based on historical experience; information obtained from the management of the acquired companies and are determined with assistance from an independent third-party appraisal firm. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenues and growth rates, and the estimated royalty rate in the application of the relief from royalty method. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During the third quarter of 2011, we acquired the assets and certain liabilities of the Numbering Solutions business from Evolving Systems, Inc. and recorded $20.6 million of goodwill and $21.7 million of definite-lived intangible assets. See Note 3 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report.

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

We determine the fixed and determinable fee under these contracts on an annual basis and recognize such fee on a straight-line basis over twelve months. For 2010, we concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, we concluded that the fixed and determinable fee equals $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During the first quarter of 2011, we determined that our carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and to the achievement of specific levels of aggregate telephone number inventories.

Restructuring

As of September 30, 2011, the accrued liability associated with our restructuring and other related charges was $2.1 million. As part of our restructuring costs, we record a liability for the estimated cost of the net lease expense for facilities that are no longer being used. This accrual is equal to the present value of the minimum future lease payments under our contractual lease obligations, offset by the present value of the estimated sublease income. As of September 30, 2011, our accrued restructuring liability related to our net lease expense and other related charges was $1.1 million. These lease payments will be made over the remaining lives of the leases for facilities that we have vacated, the longest of which extends through 2013. If actual market conditions are different than those we have projected, we will be required to recognize additional restructuring costs or benefits associated with these facilities.

Investments

As of September 30, 2011, we have approximately $52.7 million of investments in pre-refunded municipal bonds and U.S. agency debt securities. These investments are accounted for as available-for-sale securities and unrealized gains or losses on these investments are recorded in other comprehensive income. We are exposed to investment risk as it relates to changes in the market value of our investments. We determined the fair value of our investments using observable inputs such as quoted prices in active markets. As of September 30, 2011, we determined that any declines in the fair value of our investments are not other-than-temporary. Given the significance of these investments to our consolidated balance sheet, declines in the fair value that are considered to be other-than-temporary could have a material effect on our consolidated financial statements.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Compensation – Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification which requires the measurement and recognition of compensation expense for stock-based awards granted to employees based on estimated fair values on the date of grant. The estimated fair values of non-vested stock-based awards granted to consultants are measured and recognized each reporting period through each vesting date. We estimate the fair value of each option-based award using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Because stock-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant which may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the estimated fair value of our stock-based compensation. See Note 8 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the periods covered in this report. As of September 30, 2011, total unrecognized compensation expense was $42.8 million, which relates to non-vested stock options, non-vested restricted stock units, non-vested restricted stock and non-vested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.52 years.

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based expense over the performance period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation cost is reversed. As of September 30, 2011, we estimate that we will issue 105% and 131% of the performance target awards related to our PVRSUs granted during 2010 and 2011, respectively. Changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements.

In the third quarter of 2011, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2010 from 100% of target to 105% of target. In addition, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2011 from 100% of target to 131% of target. These changes in estimates did not have a material impact on our income from continuing operations and our earnings per diluted share from continuing operations, respectively, for the three and nine months ended September 30, 2011.

Consolidated Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011

The following table presents an overview of our results of operations for the three months ended September 30, 2010 and 2011:

	Three Months Ended September 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$96,657	$114,155	$17,498	18.1%
Enterprise Services	32,781	38,342	5,561	17.0%

Total revenue	129,438	152,497	23,059	17.8%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	27,574	34,194	6,620	24.0%
Sales and marketing	21,322	25,069	3,747	17.6%
Research and development	3,519	3,746	227	6.5%
General and administrative	15,865	20,960	5,095	32.1%
Depreciation and amortization	8,255	10,486	2,231	27.0%
Restructuring recoveries	(417)	(33)	384	(92.1)%

	76,118	94,422	18,304	24.0%

Income from operations	53,320	58,075	4,755	8.9%
Other (expense) income:
Interest and other expense	(4,294)	(675)	3,619	(84.3)%
Interest and other income	4,069	304	(3,765)	(92.5)%

Income from continuing operations before income taxes	53,095	57,704	4,609	8.7%
Provision for income taxes, continuing operations	21,275	19,931	(1,344)	(6.3)%

Income from continuing operations	31,820	37,773	5,953	18.7%
Loss from discontinued operations, net of tax	(1,871)	—	1,871	(100.0)%

Net income	$29,949	$37,773	$7,824	26.1%

Basic net income (loss) per common share:
Continuing operations	$0.43	$0.52
Discontinued operations	(0.03)	—

Basic net income per common share	$0.40	$0.52

Diluted net income (loss) per common share:
Continuing operations	$0.42	$0.51
Discontinued operations	(0.03)	—

Diluted net income per common share	$0.39	$0.51

Weighted average common shares outstanding:
Basic	74,808	73,237

Diluted	76,026	74,632

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $17.5 million primarily due to an increase of $10.3 million in revenue from our Numbering Services, an increase of $5.6 million in revenue from our Order Management Services, or OMS, and an increase of $1.6 million from our IP Services. The $10.3 million increase in revenue from our Numbering Services was the result of an established increase of $10.9 million in the fixed fee under our contracts to provide NPAC services. The increase in OMS revenue was primarily due to greater demand and usage from existing customers and the addition of new customers and the acquisition of our licensed order management services. The increase in revenue from IP Services was primarily due to growth in revenue from our GSMA PathFinder services and from our Multimedia Interconnect Services revenue.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.6 million primarily due to an increase of $3.2 million in IIS revenue, primarily driven by the addition of new DNS solutions, including IP geolocation services. In addition, Registry Services revenue increased $2.3 million primarily due to an increase in the number of common short codes under management.

Expense

Cost of revenue. Cost of revenue increased $6.6 million primarily due to an increase in contractor costs of $2.4 million due to increased costs in customer deployments and customer support. In addition, personnel and personnel-related expense increased $2.0 million primarily due to an increase in headcount for our acquired licensed order management services and IP geolocation services. Furthermore, cost of revenue increased $1.2 million due to additional telecommunications and maintenance costs primarily resulting from the addition of our IP geolocation services. Royalty expense increased $1.1 million for our Registry Services primarily due to the increase in revenue from managing a larger number of common short codes

Sales and marketing. Sales and marketing expense increased $3.7 million primarily due to an increase of $3.7 million in personnel and personnel-related expense related to our expanded sales and marketing teams for our IP geolocation services and new directory services. In addition, contractor costs increased $0.4 million to support our growth as we broaden our brand awareness and increase our portfolio of services, such as the addition of our IP geolocation services. These increases were partially offset by a decrease of $0.3 million in general facility costs.

Research and development. Research and development expense increased $0.2 million due to an increase of $0.4 million in personnel and personnel-related expense, partially offset by a decrease of $0.1 million in contractor and facilities costs.

General and administrative. General and administrative expense increased $5.1 million primarily due to an increase in consulting costs of $1.5 million incurred to pursue new business opportunities and $1.3 million in additional costs to support business growth and strategic planning. In addition, personnel and personnel-related expense increased $1.2 million, primarily as a result of headcount additions in support of business operations. General facility costs increased $1.1 million primarily due to office expansion related to the relocation of our corporate headquarters and acquisition of our IP geolocation assets.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million due to an increase in depreciation expense of $1.6 million from additions of new property and equipment, including furniture and fixtures and leasehold improvements primarily due to office expansion related to the relocation of our corporate headquarters and the acquisitions of the licensed order management assets and IP geolocation assets. In addition, amortization expense increased $0.6 million due to the amortization of intangible assets acquired in connection with our acquisitions of the licensed order management assets and IP geolocation assets.

Restructuring recoveries. Restructuring recoveries decreased $0.4 million due to the completion in the third quarter of 2010 of our restructuring plan to relocate certain operations and support functions to Kentucky. Restructuring recoveries recorded in the third quarter of 2011 relate to adjustments of severance and severance related charges previously recorded under our 2010 management transition plan.

Interest and other expense. Interest and other expense decreased $3.6 million primarily due to a decrease in trading losses of $4.0 million recorded in connection with our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in the third quarter of 2010, there were no associated trading losses recorded in 2011. Losses recorded in connection with asset disposals during the third quarter of 2011 increased $0.5 million.

Interest and other income. Interest and other income decreased $3.8 million primarily due to a decrease in trading gains of $4.0 million that were recorded in connection with our auction rate securities settled in 2010, partially offset by $0.2 million increase in interest income.

Provision for income taxes, continuing operations. Our estimated annual effective tax rate decreased to 34.5% for the three months ended September 30, 2011 from 40.1% for the three months ended September 30, 2010 primarily due to a change in estimate of the realizability of acquired Quova, Inc. net operating losses and a discrete benefit for federal research tax credits.

Loss from discontinued operations, net of tax. During the three months ended June 30, 2011, we completed our plan to exit our Converged Messaging Services business. The financial results for the three months ended September 30, 2010 and 2011 reflect the results of operations of Converged Messaging Services, net of tax, as discontinued operations. Loss from discontinued operations, net of tax decreased $1.9 million due to the completion of the wind down of our Converged Messaging Services business in the second quarter of 2011. See Note 3 in our accompanying unaudited consolidated financial statements for more information regarding these discontinued operations.

Summary of Operating Segments

The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended September 30, 2010 and 2011 (in thousands):

	Three Months Ended September 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
Revenue:
Carrier Services	$96,657	$114,155	$17,498	18.1%
Enterprise Services	32,781	38,342	5,561	17.0%

Total revenue	$129,438	$152,497	$23,059	17.8%

Segment contribution:
Carrier Services	$86,561	$99,302	$12,741	14.7%
Enterprise Services	15,733	16,551	818	5.2%

Total segment contribution	102,294	115,853	13,559	13.3%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	18,724	20,424	1,700	9.1%
Sales and marketing	3,736	3,584	(152)	(4.1)%
Research and development	3,119	3,575	456	14.6%
General and administrative	15,557	19,742	4,185	26.9%
Depreciation and amortization	8,255	10,486	2,231	27.0%
Restructuring recoveries	(417)	(33)	384	(92.1)%

Income from operations	$53,320	$58,075	$4,755	8.9%

Segment contribution is determined based on internal performance measures used by the chief operating decision maker, or CODM, to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring recoveries are also excluded from the segment contribution.

Consolidated Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011

The following table presents an overview of our results of operations for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$292,049	$334,604	$42,555	14.6%
Enterprise Services	91,955	111,671	19,716	21.4%

Total revenue	384,004	446,275	62,271	16.2%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	81,578	96,663	15,085	18.5%
Sales and marketing	64,686	76,275	11,589	17.9%
Research and development	10,648	11,183	535	5.0%
General and administrative	48,084	63,124	15,040	31.3%
Depreciation and amortization	23,825	29,018	5,193	21.8%
Restructuring charges	1,589	387	(1,202)	(75.6)%

	230,410	276,650	46,240	20.1%

Income from operations	153,594	169,625	16,031	10.4%
Other (expense) income:
Interest and other expense	(6,842)	(1,148)	5,694	(83.2)%
Interest and other income	7,488	1,437	(6,051)	(80.8)%

Income from continuing operations before income taxes	154,240	169,914	15,674	10.2%
Provision for income taxes, continuing operations	61,570	65,060	3,490	5.7%

Income from continuing operations	92,670	104,854	12,184	13.1%
(Loss) income from discontinued operations, net of tax	(8,946)	37,249	46,195	(516.4)%

Net income	$83,724	$142,103	$58,379	69.7%

Basic net income (loss) per common share:
Continuing operations	$1.24	$1.42
Discontinued operations	(0.12)	0.51

Basic net income per common share	$1.12	$1.93

Diluted net income (loss) per common share:
Continuing operations	$1.22	$1.40
Discontinued operations	(0.12)	0.49

Diluted net income per common share	$1.10	$1.89

Weighted average common shares outstanding:
Basic	74,806	73,658

Diluted	76,060	75,079

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $42.6 million primarily due to an increase of $26.9 million in revenue from our Numbering Services, an increase of $12.5 million in OMS revenue, and an increase of $3.1 million from our IP Services. The $26.9 million increase in revenue from our Numbering Services was the result of an established increase of $32.7 million in the fixed fee under our contracts to provide NPAC services, partially offset by a decrease of $1.6 million in system enhancements and functionality requested by our Numbering Services customers and a decrease of $1.3 million in revenue from our international LNP solutions. The increase in revenue from our OMS revenue was primarily due to greater demand and usage from existing customers, the addition of new customers and the acquisition of our licensed order management services. The increase in revenue from IP Services revenue was primarily due to growth in our GSMA PathFinder services and transition services revenue pursuant to the sale of certain assets and liabilities of our Converged Messaging Services business. These transition services were completed as of June 30, 2011. There was no corresponding transition services revenue in 2010.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $19.7 million primarily due to an increase of $12.7 million in revenue from our Internet Infrastructure Services, primarily driven by the addition of new DNS solutions, including IP geolocation services. In addition, Registry Services revenue increased $7.0 million primarily due to an increase in the number of common short codes under management.

Expense

Cost of revenue. Cost of revenue increased $15.1 million primarily due to an increase in personnel and personnel-related expense of $5.9 million primarily related to an increase in headcount for our acquired licensed order management services, IP geolocation services, systems management, and customer support. In addition, contractor costs increased $3.6 million primarily due to increased costs incurred for customer deployment and customer support. Furthermore, cost of revenue increased $3.2 million primarily due to additional telecommunications and maintenance costs related to the addition of our IP geolocation services, as well as increased costs for our customer support operations. Royalty expense also increased $3.0 million for our Registry Services related to the increase in revenue from managing a larger number of common short codes.

Sales and marketing. Sales and marketing expense increased $11.6 million primarily due to an increase of $10.3 million in personnel and personnel-related expense for our expanded sales and marketing teams for our acquired licensed order management services, IP geolocation services and new directory services. In addition, contractor costs increased $1.6 million to support our growth as we broaden our brand awareness and increase our portfolio of services, such as the addition of our IP geolocation services.

Research and development. Research and development expense increased $0.5 million due to an increase of $1.6 million in personnel and personnel-related expense, partially offset by a decrease of $0.9 million in contractor costs.

General and administrative. General and administrative expense increased $15.0 million primarily due to an increase of $5.9 million in personnel and personnel-related expense, an increase of $4.8 million in general facility costs primarily due to office expansions related to the relocation of our corporate headquarters and the acquisition of the IP geolocation assets and an increase of $4.3 million in consulting costs incurred to support business growth, strategic planning and to pursue new business opportunities. Personnel and personnel-related expense increased $5.9 million, primarily the result of headcount additions to our teams in support of business operations.

Depreciation and amortization. Depreciation and amortization expense increased $5.2 million due to an increase in depreciation expense of $4.4 million from additions of new property and equipment, including furniture and fixtures and leasehold improvements primarily due to office expansion related to the relocation of our corporate headquarters and the acquisitions of the licensed order management assets and IP geolocation assets. In addition, amortization expense increased $0.8 million due to the amortization of intangible assets acquired in connection with our acquisitions of the licensed order management assets and IP geolocation assets.

Restructuring charges. Restructuring charges decreased $1.2 million primarily due to the completion in the third quarter of 2010 of our restructuring plan to relocate certain operations and support functions to Kentucky. In the first nine months of 2010, we recorded severance and severance related expense of $1.6 million attributable this relocation plan and did not have any corresponding expense in 2011. The decrease in restructuring charges was partially offset by severance and severance related expense of $0.4 million recorded during the nine months ended September 30, 2011, attributable to our management transition plan initiated in the fourth quarter of 2010.

Interest and other expense. Interest and other expense decreased $5.7 million primarily due to a decrease in trading losses of $6.9 million recorded in connection with our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in the third quarter of 2010, there were no associated trading losses recorded in 2011. The interest and other expense decrease was partially offset by an increase of $0.5 million in losses recorded in connection with asset disposals, an increase of $0.4 million in foreign currency losses and an increase of $0.3 million in interest expense.

Interest and other income. Interest and other income decreased $6.1 million primarily due to a decrease in trading gains of $7.0 million recorded in connection with our auction rate securities settled in 2010, partially offset by $0.7 million in realized gains for our available-for-sale securities sold during the nine months ended September 30, 2011.

Provision for income taxes, continuing operations. Our estimated annual effective tax rate decreased to 38.3% for the nine months ended September 30, 2011 from 39.9% for the nine months ended September 30, 2010 primarily due to a change in estimate of the realizability of acquired Quova, Inc. net operating losses and a discrete benefit for federal research tax credits partially offset by settlement of our Internal Revenue Service examination.

(Loss) income from discontinued operations, net of tax. During the second quarter of 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of Neustar NGM Services, Inc., or NGM Services, and its subsidiaries. The financial results for the nine months ended September 30, 2010 and 2011 reflect the results of operations, net of tax, of Converged Messaging Services as discontinued operations. We intend to treat the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. As a result, we recorded a discrete income tax benefit of $42.7 million in the nine months ended September 30, 2011. See Note 3 in our accompanying unaudited consolidated financial statements for more information regarding these discontinued operations.

Summary of Operating Segments

The following table presents a summary our operating segments’ revenue, contribution and the reconciliation to income from operations for the nine months ended September 30, 2010 and 2011 (in thousands):

	Nine Months Ended September 30,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
Revenue:
Carrier Services	$292,049	$334,604	$42,555	14.6%
Enterprise Services	91,955	111,671	19,716	21.4%

Total revenue	$384,004	$446,275	$62,271	16.2%

Segment contribution:
Carrier Services	$261,787	$293,451	$31,664	12.1%
Enterprise Services	41,782	47,620	5,838	14.0%

Total segment contribution	303,569	341,071	37,502	12.4%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	55,721	59,793	4,072	7.3%
Sales and marketing	12,423	12,026	(397)	(3.2)%
Research and development	9,291	10,085	794	8.5%
General and administrative	47,126	60,137	13,011	27.6%
Depreciation and amortization	23,825	29,018	5,193	21.8%
Restructuring charges	1,589	387	(1,202)	(75.6)%

Income from operations	$153,594	$169,625	$16,031	10.4%

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

As of September 30, 2011, our total cash, cash equivalents and short-term investments were $391.8 million, an increase of $46.4 million from $345.4 million at December 31, 2010.

On October 10, 2011, we entered into a definitive agreement to acquire TARGUSinfo for cash consideration of approximately $650 million, subject to certain purchase price adjustments. We expect to fund this acquisition with a combination of cash on hand and committed financing for a $600 million senior secured term B loan facility and a $100 million senior secured revolving credit facility. We expect this acquisition to close in the fourth quarter of 2011; closing is not conditioned on us obtaining any financing. The committed financing is subject to customary conditions, including but not limited to completion of the acquisition of TARGUSinfo and the negotiation of definitive financing agreements.

On October 10, 2011, our Board of Directors authorized the repurchase of up to $250 million in shares of our Class A common stock. This share repurchase program is in addition to the $300 million share repurchase program that we announced in July 2010.

We have a credit facility that is available for cash borrowings up to $100 million that may be used for working capital, capital expenditures, general corporate purposes and to finance acquisitions. Our credit agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. Our credit agreement requires us to maintain a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, to consolidated interest charges and a maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA. The credit facility expires on February 6, 2012. As of and for the nine months ended September 30, 2011, we were in compliance with these covenants. As of September 30, 2011, the Company’s available borrowings under the Credit Facility were $100 million.

We believe that our existing cash and cash equivalents, short-term investments, and cash provided from operations will be sufficient to fund our operations for the next twelve months, excluding the pending acquisition of TARGUSinfo. We expect to fund the pending acquisition of TARGUSinfo with a combination of cash on hand and committed financing.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the nine months ended September 30, 2011 was $166.0 million, as compared to $95.7 million for the nine months ended September 30, 2010. This $70.3 million increase in net cash provided by operating activities was the result of an increase in net income of $58.4 million, an increase in non-cash adjustments of $1.7 million, and an increase in net changes in operating assets and liabilities of $10.2 million.

Net income increased $58.4 million primarily due to the change of $37.0 million in our income tax benefit for discontinued operations. In the first quarter of 2011, we recorded a tax benefit of $42.7 million attributed to a worthless stock deduction for the common stock of Neustar NGM Services, Inc.

Non-cash adjustments increased $1.7 million due to an increase of $5.1 million in stock-based compensation, an increase of $2.4 million in amortization of bond premiums, and a $1.9 million loss-on-sale attributed to the sale of certain assets and liabilities of our Converged Messaging Services business in the first quarter of 2011. These increases in non-cash adjustments were partially offset by a decrease of $3.9 million in deferred income taxes, a decrease of $3.0 million in excess tax benefits from stock options and a decrease of $0.7 million in depreciation and amortization from continuing and discontinued operations.

Net changes in operating assets and liabilities increased $10.2 million primarily due to a decrease of $20.1 million in net cash used in the payment of accounts payable and accrued expenses and a net change of $7.5 million attributable to net decreases in accounts and unbilled receivables during 2011 as compared to increases in 2010. These increases in net changes in operating assets and liabilities were partially offset by an increase in income taxes receivable of $5.1 million, the result of the tax benefit we recorded in the first quarter of 2011 in connection with a deduction for the loss on worthless stock, and an increase of $3.9 million in notes receivable. In addition, deferred revenue increased in 2011 as compared to a decrease in 2010, a net change of $7.5 million.

Cash flows from investing

Net cash used in investing activities for the nine months ended September 30, 2011 was $78.6 million, as compared to $8.0 million for the nine months ended September 30, 2010. This $86.6 million increase in net cash used in investing activities was primarily due to investment purchases of $81.2 million, an increase of $37.3 million in cash used for acquisitions and an increase of $7.5 million in cash used for purchases of property and equipment. These increases in net cash used in investing activities were partially offset by the increase of $39.4 million in cash received from the sales of investments.

Cash flows from financing

Net cash used in financing activities was $61.1 million for the nine months ended September 30, 2011, as compared to $30.7 million for the nine months ended September 30, 2010. This $30.4 million increase in net cash used in financing activities was primarily the result of $34.3 million used to repurchase shares of our Class A common stock under our share repurchase program announced in July 2010 and a net increase of $9.4 million in restricted cash primarily used to collateralize our outstanding letters of credit. These increases in cash used in financing activities were partially offset by an increase of $7.1 million in proceeds from the exercise of stock options, an increase of $3.0 million in excess tax benefits from stock options, and a reduction of $3.3 million in cash used in principal repayments on capital lease obligations.

Recent Accounting Pronouncements

See Note 2 to our Unaudited Consolidated Financial Statements in Item 1 of Part 1of this report for a discussion of the effects of recent accounting pronouncements.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.	Risk Factors

The following sets forth risk factors associated with our business. The risk factors marked with an asterisk (*) contain changes to the description of the risk factors associated with our business previously disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

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

Historically, sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For example, in 2010, our profits were negatively affected by our business realignment, including a restructuring charge of $3.8 million related to the reduction of employee headcount, CEO severance costs of $2.2 million and a long-lived asset impairment charge of $8.5 million related to our Converged Messaging Services, which has been reclassified to discontinued operations. For us to continue to manage our expanded operations, as well as any future growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If our quality of service is compromised because we are unable to successfully manage our costs, or if new systems that we implement to assist in managing our operations do not produce the expected benefits, we may experience higher turnover in our customer base and our revenue and profits could be adversely affected.

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

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. For example, in the fourth quarter of 2010 we recognized an $8.5 million non-cash long-lived asset impairment charge related to our Converged Messaging business, which has been reclassified to discontinued operations. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Failure to complete the TARGUSinfo merger could negatively impact our stock price and our future business and financial results.*

The consummation of the TARGUSinfo merger is subject to customary conditions. If the acquisition is not completed, our ongoing business and financial results may be adversely affected by the following:

•

we will, under circumstances specified in the merger agreement, be required to pay significant liquidated damages to TARGUSinfo or be compelled to take certain actions to specifically perform our obligation to consummate the acquisition; and

•

matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

We may fail to realize all of the anticipated benefits of the TARGUSinfo merger.*

The success of the TARGUSinfo merger will depend, in part, on our ability to realize the anticipated benefits from combining our business with TARGUSinfo. To realize these anticipated benefits, we must successfully integrate the businesses of the two companies. If we are not able to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

We and TARGUSinfo have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, or lessors, or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Neustar and TARGUSinfo during such transition period.

We expect to incur a number of non-recurring transaction costs associated with integrating the operations of TARGUSinfo. Additional unanticipated costs may be incurred in the integration of TARGUSinfo’s business. Although we expect to realize certain efficiencies related to the integration of the businesses, a net benefit may not be achieved in the near term, or at all.

Charges to earnings resulting from the application of the acquisition method of accounting may adversely affect the market value of our common stock following the TARGUSinfo merger.*

In accordance with U.S. GAAP, we will account for the TARGUSinfo merger using the acquisition method of accounting, which will result in charges to our earnings that could adversely affect the market value of our Common Stock following the completion of the merger. Under the acquisition method of accounting, we will allocate the total purchase price to the assets acquired and liabilities assumed from TARGUSinfo based on their fair values as of the date of the completion of the merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, reevaluating their fair values as of the completion date of the merger will result in our incurring additional depreciation and/or amortization expense that exceed the combined amounts recorded by Neustar and TARGUSinfo prior to the merger. This increased expense will be recorded by us over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired, we may be required to incur charges relating to the impairment of those assets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 through July 31, 2011	255,934	$26.42	254,456	$216,194,872
August 1 through August 31, 2011	228,996	24.30	223,684	210,751,243
September 1 through September 30, 2011	464,482	24.75	463,239	199,286,743

Total	949,412	$25.09	941,379	$199,286,743

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 8,033 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.
(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: October 24, 2011	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 10, 2011, by and among NeuStar, Inc., Tumi Merger Sub, Inc., Targus Information Corporation and Michael M. Sullivan, as Stockholder Representative, incorporated herein by reference to Exhibit 2.1 to NeuStar’s Current Report on Form 8-K, filed October 11, 2011.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed December 16, 2010.

10.2.1	Amendment to Amended and Restated Common Short Code License Agreement by and between the Cellular Telecommunications and Internet Association and NeuStar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.