Form 10-K
period 2011-12-31
NEUSTAR INC
filed 2012-02-29
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

On February 17, 2012, 67,397,843 shares of NeuStar Class A common stock were outstanding and 3,082 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2011 was approximately $2.13 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2011.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a trusted, neutral provider of real-time information and analytics to the Internet, communications, entertainment, advertising and marketing industries throughout the world. Using our advanced, secure technologies, we provide addressing, routing, policy management and authentication services that enable our customers to find their end users, route network traffic to the optimal location and verify end-user identity. With our expertise in database management and analysis, we also provide cyber security, marketing and advertising information and analytics to our customers. We provide services to both communications service providers, or carriers, and commercial businesses, or enterprises.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of innovative services, including registry services, managed domain name system, or DNS, services, Internet Protocol, or IP, services, fixed IP geolocation services, Internet security services, and web performance monitoring services. On November 8, 2011, we acquired Targus Information Corporation, or TARGUSinfo, for approximately $658.0 million. The acquisition of TARGUSinfo, our new Information Services segment, significantly extends our portfolio of services in the real-time information and analytics market and combines TARGUSinfo’s leadership in caller identification, or Caller ID, services and online information services with our strengths in network information services, including address inventory management and network security. These services are delivered through a secure, robust technology platform, and rely on unique, extensive and privacy-protected databases.

We operate in three segments:

•

Carrier Services. Our carrier services include numbering services, order management services and IP services. Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage the increasing complexity in the communications industry and ensure the seamless connection of our carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. We operate the authoritative databases that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls and text messages among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large in the United States and Canada must access a copy of our unique database to properly route their customers’ calls and text messages. We also facilitate order management and work-flow processing among carriers, and allow operators to manage and optimize the addressing and routing of IP communications.

•

Enterprise Services. Our enterprise services include Internet infrastructure services, or IIS, and registry services. Through our global directory platform, we provide a suite of DNS services to our enterprise customers. We manage a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains on behalf of our enterprise customers. We are the authoritative provider of essential registry services and manage directories of similar resources, or addresses, that our customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on our services to monitor and load-test websites to help identify issues and optimize performance. We also provide fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, we provide directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

•

Information Services. Our information services include on-demand solutions that help carriers and enterprises identify, verify, score and locate customers and prospective customers. Our authoritative databases and solutions enable our clients to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behaviors and location. This allows our customers to offer consumers more relevant services and products, and leads to higher client conversion rates. Our business listings identity management services help local businesses and national brands improve the visibility of their online business listings on local search engines. Using our proprietary database, our online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

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

The increasing complexity of the communications industry has produced operational challenges, as the in-house network management and back office systems of traditional carriers were not designed to capture all of the information necessary for provisioning, authorizing, routing and billing these new services. In particular, it has become significantly more difficult for carriers to:

•

Locate end-users. Identify the appropriate destination for a given communication among multiple networks and unique addresses, such as wireline and wireless phone numbers as well as IP and email addresses;

•	Establish identity. Authenticate that the users of the communications networks are who they represent themselves to be and that they are authorized to use the services being provided;

•	Connect. Route the communication across disparate networks;

•	Manage communications traffic. Authorize and account for the exchange of communications traffic across multiple networks; and

•	Process transactions. Capture, process and clear accounting records for billing, and generate settlement data for inter-provider compensation.

Enterprises in the United States and throughout the world have become increasingly reliant on the Internet and other DNS-based systems to support their businesses. With the growth in e-commerce and the continuing growth of advanced DNS-based communication services, large and small enterprises have increased demand for:

•	Internet security. Security protection services against Internet breaches and online fraud;

•	Network and web performance. Website performance monitoring and testing services to improve online performance, competitive advantages and positive end-user experiences; and

•	Registry services. Essential registry services to manage addresses and access to content in a reliable, prompt and secure manner.

Companies are under increasing pressure to predict the future behavior of customers and potential customers. Furthermore, companies are looking for more profitable ways to interact with their customers and prospective customers. Accordingly, there is an increasing demand for:

•	Identification. Real-time marketing information and authentication services, including Caller ID;

•	Relevant advertising. Relevant online advertising solutions for desktop and mobile advertising; and

•	Online visibility. Improving the visibility and accuracy of online business listings and localized searches.

Our Company

We incorporated in Delaware in 1998 to acquire our number portability business from Lockheed Martin Corporation. We completed this acquisition in November 1999. Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.

With the advent of local number portability, the Internet and mobility, and the routing of communications among thousands of service providers worldwide has become infinitely more complex. We help simplify this complex environment by providing real-time information and analytics services that enable trusted communication across networks, applications and businesses throughout the world. We have a shared operations group that spans across our organization to support our global infrastructure. Our global infrastructure has been designed to provide services that are:

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

•

Neutral. We provide our services in a competitively neutral way to ensure that no customer or industry segment is favored over any other. Our databases and capabilities provide competing entities with fair, equal and secure access to essential shared resources. Moreover, we have made a commitment not to provide the same services our customers provide.

•

Trusted. The data we collect are important and proprietary. Accordingly, we have implemented appropriate procedures and systems to protect the privacy and security of customer data, restrict access to our systems and protect the integrity of our databases. Our performance with respect to neutrality and security is independently audited on a regular basis.

Carrier Services

As noted above, our carrier customers face increasingly complex technical and operating challenges resulting from changes in the structure of the communications industry over the past two decades. Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage this complexity and ensure the seamless connection of our carrier customers’ numerous networks, while enhancing the capabilities and performance of their infrastructure. We enable our carrier customers to use, exchange and share critical information, such as telephone numbers and critical data associated with telephone numbers; facilitate order management and work flow processing among carriers; and allow operators to direct, prioritize and optimize the addressing and routing of emerging IP communications, particularly as they migrate to the mobile environment.

Through our Carrier Services operating segment, we provide a range of services to our carrier customers, including:

•

Numbering Services. We operate and maintain authoritative databases that help manage the increased complexity in the communications industry. We also ensure the seamless connection of our carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. Our unique set of databases enables our carrier customers to obtain data successfully to dynamically route telephone calls and text messages in the United States and Canada. The numbering services we provide to our carrier customers using these databases include number portability administration center services, or NPAC Services, NPAC Services in Canada and LNP services in Taiwan and Brazil, or international LNP solutions, and number inventory and allocation management. Additionally, we enable carriers to manage their networks more efficiently by centrally processing essential changes they use to route communications.

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

Enterprise Services

Our Enterprise Services segment provides an innovative suite of network and directory services for our enterprise customers. We provide DNS solutions and fixed IP geolocation services for enterprises, and serve as the authoritative provider of essential registry services. We manage a directory of similar resources, or addresses, where customers have reliable, fair and secure access and connectivity to their data. We maintain a collection of these essential directories that maintain addresses to help find and resolve Internet queries and top-level domains on behalf of our enterprise customers. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

The range of services we offer to our enterprise customers includes:

•

Internet Infrastructure Services. We provide a suite of DNS services to our enterprise customers built on a global directory platform. These services play a key role in directing and managing Internet traffic flow, resolving Internet queries, providing security protection against Internet breaches called Distributed Denial of Service attacks, providing location services used to enhance fraud prevention and online marketing, and monitoring, testing and measuring the performance of websites and networks.

•

Registry Services. We operate the authoritative registries of Internet domain names for the .biz, .us, .co, .tel and .travel top-level domains. We also provide international registry gateways for China’s .cn and Taiwan’s .tw country-code top-level domains. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We also operate the authoritative Common Short Codes registry on behalf of the U.S. wireless industry. In addition, we operate the digital content authentication directory, which supports the UltraVioletTM digital content locker by which consumers can gain access to their entertainment content.

Information Services

Our Information Services segment provides a broad portfolio of real-time information and analytics services that enable clients to identify, verify and score their customers and prospective customers, or prospects, to deliver customized responses to a large number of consumer-initiated queries. As an example, we provide marketers with the ability to tailor offers made to consumers over the telephone or on the Internet in real time. We are one of the largest non-carrier providers of Caller ID services, and we provide a comprehensive market analytics platform that enables clients to segment and score customers and prospects for real-time interactive marketing initiatives. Additionally, our business listings identity management service provides local businesses and local search platforms with a single, trusted source of verified business listings for local searches. Our online audience marketing solution enables online advertisers to display relevant advertisements to specific audiences, increasing the effectiveness of online advertising and delivering a more useful online experience for consumers using a database and targeting system that protect a consumer’s privacy.

•

Identification Services. We provide Caller ID services to carriers in the U.S. and real-time identification and location services to over 1,000 businesses in the U.S across multiple industries. Our location service enables clients to match a 10-digit phone number to a latitude and longitude, and is used for a number of applications including intelligent site planning, market scoring, and Web-based location lookup. In addition, we provide services that enable clients to remarket to non-converting prospects and to help identify whether an inbound inquiry is coming from an existing customer or a prospect.

•

Verification & Analytics Services. We provide lead verification services that allow clients to validate customer data, enhance leads and assign a lead quality rating to each lead to provide a client the ability to contact a customer. This lead verification application has evolved into a lead scoring service, which assigns a real-time predictive score to inbound telephone and web leads and predicts which prospects are most likely to convert into customers and/or become high-value customers, or for current customers, which ones will respond to a specific up-sell offer.

•

Local Search & Licensed Data Services. We provide an online local business listing identity management solution that serves local search platforms, national brands, authorized channel partners and local businesses. This service provides businesses and channel partners the essential tools to verify, enhance and manage the identity of local listings on local search platforms across the Web, and offers local search platforms an accurate, complete and up-to-date database of local business listings for online publishing.

Operations

Sales Force and Marketing

As of December 31, 2011, our sales and marketing organization consisted of approximately 461 people who work together to offer our customers advanced services and solutions to meet our customers’ needs. Our sales teams work closely with our customers to identify and address their needs, while our marketing teams identify growing markets in which we can offer differentiated higher value services to our customers and prospects.

We have an experienced sales and marketing staff who have extensive knowledge of the industries we serve, which help us identify new revenue opportunities and network efficiencies. We believe we have close relationships with our customers, and we understand their systems and operations. We have worked closely with our customers to develop solutions such as national pooling, U.S. Common Short Codes, number translation services, the provisioning of service requests for Voice over Internet Protocol, or VoIP, providers, and Caller ID services.

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

We consistently meet and frequently exceed our contractual service level requirements. Our performance results for certain services are monitored internally and are subjected to independent audits on a regular basis.

Research and Development

We maintain a research and development group, the principal function of which is to develop new and innovative services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvement to existing services focus on the challenges our customers face. We employ industry experts in areas of technology that we believe are key to solving these challenges. Our quality control and application testing processes focus predominantly on resolving highly technical issues that are integral to the performance of our services and solutions. These issues are identified through both internal and external feedback mechanisms, and continuous testing of our applications and systems to ensure uptime commensurate with the service level standards we have agreed to provide to our customers. As of December 31, 2011, we had approximately 137 employees dedicated to research and development, which included software engineers, quality assurance engineers, technical project managers and documentation specialists. We expense our research and development costs as they are incurred. Our research and development expense was $14.1 million, $13.8 million and $17.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Customers

We serve traditional providers of communications, including local exchange carriers, such as Verizon Communications Inc. and AT&T Inc.; competitive local exchange carriers, such as XO Holdings, Inc. and Level 3 Communications, Inc.; wireless service providers, such as Verizon Wireless Inc., and long distance carriers. We also serve emerging providers, including Comcast Corporation, Cox Communications, Inc., and Cbeyond, Inc., and emerging providers of VoIP services, such as Vonage Holdings Corp.

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

Furthermore, we provide real-time data analytics services to a broad customer base that is looking for more profitable ways to interact with their customers and prospective customers. Customers include a wide range of companies from Fortune 500 to start-up enterprises, including telecommunications service providers, such as MetroPCS Communications, Inc., and marketing and advertising firms.

Our customers include over 13,700 different corporate entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single corporate entity accounted for more than 10% of our total revenue in 2011. The amount of our revenue derived from customers inside the United States was $431.2 million,

$480.2 million and $571.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. The amount of our revenue derived from customers outside the United States was $36.1 million, $40.7 million and $49.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $306.1 million, $337.1 million and $374.4 million for the years ended December 31, 2009, 2010 and 2011, respectively, representing 66%, 65% and 60% of our revenue for the years ended December 31, 2009, 2010, and 2011, respectively. Our total revenue from our contracts with NAPM includes revenues from our NPAC Services, connection services related to our NPAC Services and NPAC-related system enhancements.

We have three operating segments, Carrier Services, Enterprise Services and Information Services, which are the same as our reportable segments. For further discussion of the operating results of our segments, including revenue, segment contribution, consolidated income from continuing operations, total long-lived assets, goodwill, and intangible assets, as well as information concerning our international operations, see Note 6 and Note 16 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Competition

Our services most frequently compete against the in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

With respect to our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. However, we were awarded the contracts to administer these services in open and competitive procurement processes in which we competed against companies including Accenture plc, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Noblis, Inc., Nortel Networks Corporation, Pearson Education, Inc., Perot Systems Corporation, Telcordia Technologies, Inc., which is now a wholly-owned subsidiary of LM Ericsson Telephone Company, and VeriSign, Inc. We have renewed or extended the term of several of these contracts since they were first awarded to us. Prior to the expiration of our contracts in June 2015 to provide NPAC Services in the United States, our competitors may submit proposals to replace us as the provider of the services covered by these contracts. In addition, NAPM has initiated a selection process for the administration of NPAC services upon the expiration of our existing NPAC contracts in June 2015. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. However, we believe that our position as the incumbent provider with high customer satisfaction of these services will enable us to compete favorably for contract renewals or for new contracts to continue to provide these services.

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

We compete against a range of providers of carrier, enterprise and information services, as well as the in-house network management and information technology organizations of our customers. Our competitors, other than in-house network systems, generally fall into these categories:

•

systems integrators such as Accenture plc, Hewlett-Packard Company, IBM, Oracle Corporation and Perot Systems Corporation, which develop customized solutions for carriers and in some cases operate and manage certain back-office systems for carriers on an outsourced basis;

•

with respect to our Order Management Services, companies such as Synchronoss Technologies, Inc., Telcordia Technologies, Inc., and Syniverse Technologies, Inc., which offer communication services, including inter-carrier order processing and workflow management on an outsourced basis;

•

with respect to our Internet Infrastructure Services, companies such as Akamai Technologies, Inc., Afilias Limited, F5 Networks, Inc., Keynote Systems, Inc., Compuware Corporation, and VeriSign, Inc., which compete with us in one or more of our DNS Services, including internal and external managed DNS services, network monitoring and load testing; and

•

with respect to our Information Services, companies such as TNS, Inc., eBureau, LLC, Acxiom, Nielsen Holdings N.V., DataLogix International Inc. and infoGROUP Inc., which compete with us in Caller ID, lead verification and scoring and market analytics with respect to relevant online advertising solutions and local search business listings.

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

We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially and adversely affect our business. See “Risk Factor – Risks Related to Our Business – The market for certain of our carrier, enterprise and information services is competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.” in Item 1A of this report.

Employees

As of December 31, 2011, we employed 1,488 persons worldwide. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

In January 2009, we amended our seven regional contracts with NAPM to provide for an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $340.0 million, $362.1 million and $385.6 million in 2009, 2010 and 2011, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million 2011, which will be applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 may be triggered if the customers reach certain levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality.

During 2009, our customers adopted and implemented these IP fields and functionality, and earned $7.5 million of the additional credits as a result, but did not reach the levels of aggregate telephone number inventories required to earn additional credits. During 2010 and 2011, our customers earned all of the available additional credits of $15.0 million for the adoption and implementation of certain IP fields and functionality and the attainment of specific levels of aggregate telephone number inventories.

Under the fixed-fee model, our fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. Under these contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our directory services also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM continue through June 2015.

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

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC to us in 2003. Currently, we are serving as the North American Numbering Plan Administrator under a purchase order issued by the FCC, which will expire on July 8, 2012. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was two years, commencing in August 2007, and the contract has three one-year extension options that are exercisable at the election of the FCC. In July 2011, the FCC exercised the third of the three one-year extension options to extend the contract through August 14, 2012.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted to us in May 2001. In December 2006, ICANN renewed our .biz contract through December 2012. Under the terms of the amended agreement, the .biz contract automatically renews after 2012 unless it is determined that we have been in fundamental and material breach of certain provisions of the agreement and failed to cure such breach. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet top-level domain. This contract was originally awarded in October 2001. In October 2007, the government renewed our .us contract for a period of three years. This term may be extended by the government for two additional one-year periods. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the terms of the new .us contract were amended. In August 2011, the Department of Commerce exercised the first of its two one-year extension options to extend the contract through August 31, 2012. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.

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

Telephone Number Portability. The Telecommunications Act of 1996 requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a series of competitive procurements, a consortium of service providers representing the communications industry selected us to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the North American Numbering Council recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability in their respective regions, subject to North American Numbering Council oversight. Under the rules and policies adopted by the FCC, NAPM, as successor in interest to the seven regional consortiums, has the power and authority to negotiate master agreements with an administrator of telephone number portability, so long as that administrator is neutral.

On November 3, 2005, BellSouth Corporation, or BellSouth, filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 17, 2012, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. Similarly, on May 20, 2011, Verizon Communications Inc. and Verizon Wireless Inc. filed a joint petition, the Verizon Petition, with the FCC seeking a ruling that certain carrier initiated modifications of NPAC records be excluded from the costs of the shared NPAC database and be paid for instead by the provider that caused such costs to be incurred. In response to the Verizon Petition, the FCC requested comments from interested parties. As of February 17, 2012, the FCC had not initiated a formal rulemaking process and the Verizon Petition remains pending.

After the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government-managed procurement in their place. As of February 17, 2012, the FCC had not initiated a formal rulemaking process on either of these petitions, and the Telcordia petitions are still pending. If a Telcordia petition is successful, we may lose one or more of our contracts with North American Portability LLC or lose a portion of our business in one or more geographic regions where we provide services. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a selection process for the administration of NPAC services at the expiration of the current contracts. A contract award could be soon after the responses to the request for proposal are submitted to NAPM (See “Risk Factors — Risks Related to Our Business — Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement.” in Item 1A of this report).

North American Numbering Plan Administrator and National Pooling Administrator. We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2010, we “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2011 have not yet been completed.

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

•	we may not issue more than 50% of our debt to any telecommunications service provider;

•	we may not acquire any equity interest in a telecommunications service provider or an affiliate of a telecommunications service provider without prior approval of the FCC;

•	we must restrict any telecommunications service provider or affiliate of a telecommunications service provider from acquiring or beneficially owning 5% or more of our outstanding capital stock;

•	we must report to the FCC the names of any telecommunications service providers or telecommunications service provider affiliates that own a 5% or greater interest in our company;

•

we must make beneficial ownership records available to our auditors, and must certify upon request that we have no actual knowledge of any ownership of our outstanding capital stock by a telecommunications service provider or telecommunications service provider affiliate other than as previously disclosed; and

•	we must make our debt records available to our auditors and certify that no telecommunications service provider holds more than 50% of our debt.

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

Intellectual Property

Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers, and potential customers and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change, these legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of services provided by us. In addition, we continue to seek patent protection for our proprietary technology used in our service offerings.

Available Information and Exchange Certifications

We maintain an Internet website at www.neustar.biz. Information contained on, or that may be accessed through, our website is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the Investor Relations section of our website under the heading “SEC Filings by NeuStar,” as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. Our Principles of Corporate Governance, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics entitled “Corporate Code of Business Conduct” also are available on the Investor Relations section of our website. Stockholders may request free copies of these documents, including a copy of our annual report on Form 10-K, by sending a written request to our Corporate Secretary at NeuStar, Inc., 21575 Ridgetop Circle, Sterling, VA 20166. In the event that we make any changes to, or provide any waivers from, the provisions of our Corporate Code of Business Conduct, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

We have filed, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	failures or interruptions of our systems and services;

•	security or privacy breaches;

•	loss of, or damage to, a data center;

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other directory services;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our customers’ in-house systems or from other providers of carrier, enterprise, or information services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our further potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

The loss of, or damage to, a data center or any other failure or interruption to our network infrastructure could materially harm our revenue and impair our ability to conduct our operations.

Because virtually all of the services we provide require our customers to query a copy of our continuously updated databases and directories to obtain necessary routing, operational and marketing data, the integrity of our data centers, including network elements managed by third parties throughout the world, and the systems through which we deliver our services are essential to our business. Notably, our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable carriers to ensure that telephone calls are routed to the appropriate destinations.

Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we or our customers rely to access our data centers and other systems;

•	errors in the processing of data by our systems;

•	computer viruses, malware or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, penetration attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	virtual hijacking of traffic destined to our systems; or

•	power loss, communications failures, pandemics, wars, acts of terrorism, political unrest or other man-made or natural disasters.

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

As a number of our products and services are Internet or DNS based, the amount of data we store for our users on our servers (including personal information) has increased. For example, our registry, UltraVioletTM, mobile and information service offerings may involve the storage and transmission of consumer information, such as names, addresses, email addresses and other personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached or our systems fail in the future as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to consumers’ data, our reputation and brands will be damaged, the adoption of our products and services could be severely limited, and we could incur significant liability, any of which may cause our business to suffer. Accordingly, we may need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet or DNS-based products and services we offer as well as increase the number of countries where we operate. If an actual or perceived breach of our security measures occurs, the market perception of the effectiveness of our security measures and our reputation could be harmed and we could lose sales, existing and future business opportunities and customers, and potentially face costly litigation.

Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement.

Our seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all carriers in the United States, to provide NPAC Services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 6.0% and 11.5% of our total revenue in 2011, represented in the aggregate approximately 60.4% of our total revenue in 2011. These contracts have finite terms and are currently scheduled to expire in June 2015. NAPM has initiated a selection process for the administration of NPAC services at the expiration of the current contract. We expect that there will be significant competition as a result of this process. A contract award could be announced soon after the responses to the requests for proposal are submitted to NAPM. We may not win such a competitive procurement if another provider offers to provide the same or similar services at a lower cost. The failure to win the competitive procurement would have a material adverse effect on our business, prospects, financial condition and results of operations. Even if we win the competitive procurement, the new contracts may have different pricing structures or performance requirements than are currently in effect, which could negatively affect our operating performance and may result in additional costs and expenses and possibly lower revenues.

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

•

adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including the manner in which we charge for certain of our services. For example,

•

in November 2005, BellSouth Corporation filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; and

•

after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a selection process for the administration of NPAC Services at the expiration of the current contract. See “—Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement”;

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

The market for certain of our carrier, enterprise and information services is competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.

We compete against well-funded providers of carrier, enterprise and information services, communications software companies and system integrators that provide systems and services used by carriers and enterprises to manage their networks and internal operations in connection with telephone number portability and other communications transactions. In addition, our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our services, and by developing new features, services and applications to meet changing customer needs. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenue from these services. We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way, particularly in the early stages of launching a new service. Further, we may experience delays in the development of one or more features of our solutions, which could materially reduce the potential benefits to us for providing these services. In addition, there can be no assurance that our solutions will be adopted by potential customers, or that we will be able to reach acceptable contract terms with customers to provide these services. Our failure to adapt to meet market demand in a cost-effective manner could adversely affect our ability to compete and retain customers or market share.

Data suppliers might withdraw data from us, leading to our inability to provide products and services to our clients which could lead to decreases in our operating results.

Much of the data that Information Services uses is either purchased or licensed from third parties. We compile the remainder of the data that we use from public record sources. We could suffer a material adverse effect if owners of the data we use were to withdraw the data from us. Data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of data. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

Regulatory and statutory requirements or changes in such requirements regarding privacy and data protection may increase our costs or otherwise adversely affect our business.

We are subject to a variety of laws and regulations in the United States and in other jurisdictions relating to privacy and data protection. These statutory and regulatory requirements are evolving and may change significantly. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these laws and regulations in the future. Any such costs or changes could have a material adverse effect on our results of operations or prospects. If we are not able to comply with applicable laws, we may be subject to significant monetary penalties and/or orders demanding that we cease alleged noncompliant activities. These or other remedies could have a material adverse effect on our results of operation or financial condition. Our failure or alleged failure to comply with privacy and data protection laws could harm our reputation, result in legal actions against us by governmental authorities or private claimants or cause us to lose customers, any of which could have a material adverse effect on our results of operations or prospects.

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

Changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the expiration of statutes of limitations, the implementation of tax planning strategies and changes in tax laws. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the ambiguity of tax laws and the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. The impact of these factors may be substantially different from period to period. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities, which may negatively affect our results of operations.

We must recruit and retain skilled employees to succeed in our business, and our failure to recruit and retain qualified employees could harm our ability to maintain and grow our business.

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the services and solutions that we provide and who work well with our customers. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:

•

competitors offering our customers services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of Internet infrastructure services might offer its services at lower rates than we do, a competing domain name registry provider may reduce its prices for domain name registration;

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

We currently provide services to customers located in various international locations such as Brazil, Taiwan and China. We intend to pursue additional international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

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

We have made a number of acquisitions in the past, and one of our strategies is to pursue acquisitions selectively in the future. We may not be able to locate acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. For example, we may have difficulties in modifying TARGUSinfo’s existing accounting and internal control systems to comply with Section 404 of the Sarbanes-Oxley Act of 2002, to which TARGUSinfo was not subject, which could adversely impact the effectiveness of internal control over financial reporting for the combined company. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. It is also possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, or lessors, or to achieve the anticipated benefits of the acquisition. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. For example, in the fourth quarter of 2010 we recognized an $8.5 million non-cash long-lived asset impairment charge related to our Converged Messaging business. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, at times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Risks Related to the Financial Market Conditions

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.

The general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If funds available under our Revolving Facility are insufficient to fund our future activities, including acquisitions, organic business ventures, or capital expenditures, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist when we seek additional financing, we may not be able to raise sufficient capital on favorable terms or at all. Failure to obtain capital on a timely basis could have a material adverse effect on our results of operations including an inability to fund new organic and inorganic growth.

Risks Related to Our Common Stock

Our common stock price may be volatile.

The market price of our Class A common stock may fluctuate widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the telephone, Internet and data analytics industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	changes in general valuations for communications companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.

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

Our corporate headquarters complex is located in Sterling, Virginia. As of December 31, 2011, we leased approximately 420,000 square feet of space, primarily in the United States, and to a lesser extent in Europe and Costa Rica, in support of general office and sales operations. We do not own any real property. As of February 17, 2012, we believe that our leased facilities have sufficient capacity to meet the current and projected needs of our business. The following table lists our major locations and primary use, by operating segment, where applicable, for continuing operations:

Leased Property Locations	Approximate Square Footage	General Usage

Sterling, VA, United States	237,000	Corporate headquarters
McLean, VA, United States	49,000	Information Services
California, United States	57,000	Carrier and Enterprise Services
Colorado, United States	14,000	Carrier Services
Kentucky, United States	18,000	Carrier and Enterprise Services customer support
Utah, United States	8,000	Information Services
District of Colombia, United States	13,000	General office and sales
Staines, United Kingdom	6,000	Carrier and Enterprise Services
Heredia, Costa Rica	13,000	Information Services

Upon expiration of the property leases, we expect to obtain renewals or to lease alternative space. Lease expiration dates range from 2012 through 2022.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Our Common Stock

Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 17, 2012, our Class A common stock was held by 326 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended December 31, 2010
First quarter	$26.10	$21.87
Second quarter	$26.73	$20.23
Third quarter	$25.12	$20.20
Fourth quarter	$27.07	$23.89
Fiscal year ended December 31, 2011
First quarter	$27.89	$24.60
Second quarter	$27.22	$25.18
Third quarter	$27.09	$22.24
Fourth quarter	$34.73	$24.79

There is no established public trading market for our Class B common stock. As of February 17, 2012, our Class B common stock was held by 5 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2010 or 2011 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Our revolving credit facility limits our ability to declare or pay dividends. We are also limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our Board of Directors deems relevant.

Purchases of Equity Securities

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2011:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 through October 31, 2011	481,139	$29.17	479,556	$185,299,019
November 1 through November 30, 2011	2,023	31.40	—	435,299,019
December 1 through December 31, 2011	7,247,288	34.50	7,246,376	185,299,019

Total	7,730,450	$34.17	7,725,932	$185,299,019

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 4,518 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorized the repurchase of up to $300 million of Class A common shares through a Rule 10b5-1 plan, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deemed appropriate. This Rule 10b5-1 plan was terminated on November 3, 2011, upon the commencement of our modified Dutch auction tender offer. On November 3, 2011, we announced the commencement of a modified Dutch auction tender offer to purchase up to $250 million of our Class A common stock. The modified Dutch auction tender offer expired at 12:00 midnight, New York City time, on the night of Friday, December 2, 2011. We purchased 7,246,376 shares of our Class A common stock at the final purchase price of $34.50 per share, for an aggregate cost of approximately $250 million.

Performance Graph

The following chart compares Neustar’s cumulative stockholder return on its common stock over the last five fiscal years compared with $100 invested in the: (a) Russell 3000 Index and (b) NYSE TMT Index, an Index of Technology, Media and Telecommunications companies, each over that same period.

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

The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2011. The selected consolidated statements of operations data for each of the three years ended December 31, 2009, 2010 and 2011, and the selected consolidated balance sheet data as of December 31, 2010 and 2011, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2007 and 2008, and the selected consolidated balance sheet data as of December 31, 2007, 2008 and 2009, have been derived from our audited consolidated financial statements and related notes not included in this report.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$421,062	$474,141	$467,253	$520,866	$620,455
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	87,650	89,543	99,436	111,282	137,992
Sales and marketing	60,760	62,769	80,676	86,363	109,855
Research and development	19,766	17,325	14,094	13,780	17,509
General and administrative	41,504	50,809	52,491	65,496	96,317
Depreciation and amortization	28,241	29,978	29,852	32,861	46,209
Restructuring charges	—	—	974	5,361	3,549

	237,921	250,424	277,523	315,143	411,431

Income from operations	183,141	223,717	189,730	205,723	209,024
Other (expense) income:
Interest and other expense	(1,378)	(15,489)	(5,213)	(6,995)	(6,279)
Interest and other income	4,599	13,109	7,491	7,582	1,966

Income from continuing operations before income taxes	186,362	221,337	192,008	206,310	204,711
Provision for income taxes, continuing operations	75,098	86,943	76,498	82,282	81,137

Income from continuing operations	111,264	134,394	115,510	124,028	123,574
(Loss) income from discontinued operations, net of tax	(18,929)	(130,100)	(14,369)	(17,819)	37,249

Net income	$92,335	$4,294	$101,141	$106,209	$160,823

Basic net income (loss) per common share:
Continuing operations	$1.46	$1.81	$1.55	$1.66	$1.69
Discontinued operations	(0.25)	(1.75)	(0.19)	(0.24)	0.51

Basic net income per common share	$1.21	$0.06	$1.36	$1.42	$2.20

Diluted net income (loss) per common share:
Continuing operations	$1.40	$1.77	$1.53	$1.63	$1.66
Discontinued operations	(0.24)	(1.71)	(0.19)	(0.23)	0.50

Diluted net income per common share	$1.16	$0.06	$1.34	$1.40	$2.16

Weighted average common shares outstanding:
Basic	76,038	74,350	74,301	74,555	72,974

Diluted	79,300	76,107	75,465	76,065	74,496

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$198,678	$161,653	$342,191	$345,372	$132,782
Working capital	210,870	164,636	316,263	345,221	193,997
Goodwill and intangible assets	240,944	134,661	127,206	143,625	913,419
Total assets	616,661	519,166	647,804	733,874	1,382,638
Deferred revenue and customer credits, excluding current portion	18,063	11,657	8,923	10,578	10,363
Long-term note payable and capital lease obligations, excluding current portion	10,923	11,933	10,766	4,076	586,727
Total stockholders’ equity	480,535	386,653	504,437	596,112	502,634

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Consolidated revenue growth continued to be strong in 2011. Our consolidated revenue for the year grew 19.1% to $620.5 million as compared to $520.9 million in 2010. Operating expense for the year ended December 31, 2011 was $411.4 million, an increase of $96.3 million from $315.1 million in the prior year.

Our revenue increase of $99.6 million was driven primarily by an increase in the revenue under our contracts with the North American Portability Management LLC, or NAPM, for our number portability administration center services, or NPAC Services. We continued to see strong demand for our other Carrier Services and Enterprise Services. Our OMS revenue increased primarily due to greater usage from existing customers and the 2011 acquisition of our licensed order management services. Demand for our IIS solutions continued to be strong, both from new and current customers, and Registry Services grew as a result of an increased number of common short codes and domain names under management. In addition, our acquisition of TARGUSinfo, our new Information Services segment, contributed $21.2 million of revenue in the fourth quarter and will help us diversify our revenue base in the future. The increase in operating expense was driven by personnel and personnel-related expense primarily from headcount additions to our teams in support of business operations and from acquisitions we completed in 2011.

We plan to build on our 2011 successes by leveraging our core competencies with our newly acquired assets. Our acquisition of TARGUSinfo expanded our services and solutions, leading our customers and investors to view us not just as a telecommunications company but as a real-time information analytics company. This acquisition provides us with the opportunity to leverage our authoritative databases that are processing trillions of transactions in a new way and enables us to provide new solutions to our customers based on real time analytics derived from our addressing capabilities. We will continue to offer innovative services to our existing and new customers as we evolve into a global leader in real-time analytics. We believe this will provide a foundation for our long-term strategy to deliver significant shareholder value.

Our Company

We are a trusted, neutral provider of real-time information and analytics to the Internet, communications, entertainment, advertising and marketing industries around the world. Our advanced, secure technologies provide addressing, routing, policy management and authentication services that enable our customers to find their end users, route network traffic to the optimal location and verify end-user identity. With our expertise in database management and analysis, we also provide cyber security, marketing and advertising information and analytics to our customers.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of innovative services, including registry services, managed DNS services, IP services, fixed IP geolocation services, Internet security services, caller ID services, web performance monitoring services, and real-time information and analytics services.

We operate in three segments:

•

Carrier Services. Our carrier services include numbering services, order management services and IP services. Through our set of unique databases and system infrastructure in geographically dispersed data centers, we manage the increasing complexity in the communications industry and ensure the seamless connection of our carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. We operate the authoritative databases that manage virtually all telephone area codes and numbers, and enable the dynamic routing of calls and text messages among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large in the United States and Canada must access a copy of our unique database to properly route their customers’ calls and text messages. We also facilitate order management and work-flow processing among carriers, and allow operators to manage and optimize the addressing and routing of IP communications.

•

Enterprise Services. Our enterprise services include Internet infrastructure services and registry services. Through our global directory platform, we provide a suite of DNS services to our enterprise customers. We manage a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. We are the authoritative provider of essential registry services and manage directories of similar resources, or addresses, that our customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on our services to monitor and load-test websites to help identify issues and optimize performance. We also provide fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

•

Information Services. Our information services include on-demand solutions that help carriers and enterprises identify, verify, score and locate customers and prospective customers. Our authoritative databases and solutions enable our clients to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behaviors and location. This allows our customers to offer consumers more relevant services and products, and leads to higher client conversion rates. Our business listings identity management services help local businesses and national brands improve the visibility of their online business listings on local search engines. Using our proprietary database, our online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

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

Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time and Item 1A of this report, “Risk Factors,” for certain matters that may bear on our results of operations.

Acquisitions

We record acquisitions using the acquisition method of accounting. We recognize all of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration, when applicable, at their fair value as of the acquisition date. We record the excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates reflect our expected use of the asset and the appropriate discount rates from a market participant perspective. Our estimates are based on historical experience and information obtained from the management of the acquired companies, and are determined with assistance from an independent third-party appraisal firm. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenues and growth rates, and the estimated royalty rate in the application of the relief from royalty valuation method. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During the third quarter of 2011, we acquired the assets and assumed certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. and recorded $20.3 million of goodwill and $21.7 million of definite-lived intangible assets. During the fourth quarter of 2011, we acquired the capital stock of TARGUSinfo for approximately $658.0 million. In connection with this acquisition, we assumed unvested options with an estimated total fair value of $5.7 million. Of the total $5.7 million, approximately $5.0 million will be expensed for post-combination services and approximately $0.7 million has been included in the purchase price. The estimated fair value of the assumed unvested options was determined utilizing the Hull-White lattice model which required us to apply judgment and use subjective assumptions, including volatility of stock prices and an employee forfeiture rate based on our historical experience. We recorded $429.7 million of goodwill and $310.2 million of definite-lived intangible assets. See Note 3 to our audited Consolidated Financial Statements in Item 8 of Part II of this report.

Revenue Recognition

As part of our carrier services, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with NAPM. In January 2009, we amended our seven regional contracts with NAPM. The aggregate fees for transactions processed under the amended contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $340.0 million, $362.1 million and $385.6 million in 2009, 2010 and 2011, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These amended contracts also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which are applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in each of 2009, 2010 and 2011 may be earned if the customers reach certain levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied against invoices in the following year. To the extent any available additional credits expire unused at the end of a year, they will be recognized in revenue at that time. We determine the fixed and determinable fee under these amended contracts on an annual basis at the beginning of each year and recognize this fee in our Carrier Services operating segment on a straight-line basis over twelve months.

For 2009, we concluded that the fixed and determinable fee equaled $285.0 million, which represented the Base Fee of $340.0 million reduced by the $40.0 million fixed credit and $15.0 million of additional credits. During 2009, our customers adopted and implemented the requisite IP fields and functionality, and as a result earned $7.5 million of credits for each of 2009, 2010 and 2011. However, the customers did not reach the levels of aggregate telephone number inventories required to earn additional credits in 2009 and as a result; we recognized $7.5 million of revenue in the fourth quarter of 2009. Our total revenue recognized under our seven regional contracts with NAPM to provide NPAC Services was $292.5 million for the year ended December 31, 2009.

For 2010, we concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. During 2010, our carrier customers earned all of the available additional credits of $15.0 million for the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

For 2011, we concluded that the fixed and determinable fee equaled $365.6 million, which represented the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During 2011, our carrier customers earned all of the available additional credits of $15.0 million for the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

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

Our 2011 annual goodwill impairment analysis, which we performed for each of our two reporting units as of October 1, 2011, did not result in an impairment charge. We determined the estimated fair value of our reporting units using the income approach and the market approach, consistent with the approach we utilized in our analysis performed in 2010. To assist in the process of determining fair value, we performed internal valuation analyses, considered other publicly available market information and obtained appraisals from external advisors. Significant assumptions used in the determination of fair value under the income approach included assumptions regarding market penetration, anticipated growth rates, and risk-adjusted discount rates. Significant assumptions used in the determination of fair value under the market approach included the selection of comparable companies.

The key assumptions used in our 2011 annual goodwill impairment test to determine the fair value of our reporting units included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0% to 5.0%; (c) a discount rate of 14.5% to 16.0%, which was based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the income approach and the market approach valuation techniques.

As of the date of our 2011 annual impairment test, our estimated fair values for each of our reporting units substantially exceeded each of our reporting units’ carrying value. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of our control that could cause actual results to differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of one of our reporting units to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance could result in a change of our operating segments or reporting units, requiring a reallocation and impairment analysis of our goodwill. A goodwill impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. As of December 31, 2011, we had $128.8 million, $16.2 million, and $429.7 million in goodwill for our Carrier Services, Enterprise Services, and Information Services operating segments, respectively, the latter of which is attributable to our acquisition of TARGUSinfo on November 8, 2011 and was not included in our 2011 annual impairment test.

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

Investments

As of December 31, 2011, we have approximately $13.1 million of investments in pre-refunded municipal bonds. These investments are accounted for as available-for-sale securities and unrealized gains or losses on these investments are recorded in other comprehensive income. We are exposed to investment risk as it relates to changes in the market value of our investments. We determine the fair value of our investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e. coupon rate, maturity, credit rating). We corroborate consensus prices provided by third party pricing sources using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information. As of December 31, 2011, we determined that declines in the fair value of our investments are considered to be not other-than-temporary. Given the significance of these investments to our consolidated balance sheet, declines in the fair value that are considered to be other-than-temporary could have a material effect on our consolidated financial statements.

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

Tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service, or IRS, has completed an examination of our federal income tax returns for the years 2007 and 2008. The audit resulted in no material adjustments. We also settled a withholding tax audit with the Israeli Taxing Authority for the years 2007 to 2009. The audit resulted in no material adjustments.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Compensation – Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for stock-based awards granted to employees based on estimated fair values on the date of grant. The estimated fair values of non-vested stock-based awards granted to consultants are measured and recognized each reporting period through each vesting date. We estimate the fair value of each option-based award using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Because stock-based compensation expense is based on awards that are ultimately expected to vest, the amount of expense takes into account estimated forfeitures at the time of grant, which estimate may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these estimates and assumptions can materially affect the estimated fair value of our stock-based compensation. See Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the periods covered in this report. As of December 31, 2011, total unrecognized compensation expense was $43.5 million, which relates to non-vested stock options, non-vested restricted stock units, non-vested restricted stock awards and non-vested performance vested restricted stock units, or PVRSUs, and is expected to be recognized over a weighted-average period of 1.48 years.

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and/or performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation cost is reversed. As of December 31, 2011, the level of achievement of the performance target awards for PVRSUs granted during 2009, 2010 and 2011 was 133%, 116% and 134%, respectively.

Changes in our assumptions regarding the achievement of specific financial targets could have a material effect on our consolidated financial statements. During 2011, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2010 from 100% of target to 105% of target, and further revised our estimate of achievement in the fourth quarter of 2011 to 116% of target. In addition, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2011 from 100% of target to 131% of target, and further revised our estimate of achievement in the fourth quarter of 2011 to 134% of target. These changes in estimates did not have a material impact on our income from continuing operations and our earnings per diluted share from continuing operations, respectively, for the year ended December 31, 2011.

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

The following table presents an overview of our results of operations for the years ended December 31, 2010 and 2011.

	Years Ended December 31,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Carrier Services	$391,762	$447,894	$56,132	14.3%
Enterprise Services	129,104	151,390	22,286	17.3%
Information Services	—	21,171	21,171	100.0%

Total revenue	520,866	620,455	99,589	19.1%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	111,282	137,992	26,710	24.0%
Sales and marketing	86,363	109,855	23,492	27.2%
Research and development	13,780	17,509	3,729	27.1%
General and administrative	65,496	96,317	30,821	47.1%
Depreciation and amortization	32,861	46,209	13,348	40.6%
Restructuring charges	5,361	3,549	(1,812)	(33.8)%

	315,143	411,431	96,288	30.6%

Income from operations	205,723	209,024	3,301	1.6%
Other (expense) income:
Interest and other expense	(6,995)	(6,279)	716	(10.2)%
Interest and other income	7,582	1,966	(5,616)	(74.1)%

Income from continuing operations before income taxes	206,310	204,711	(1,599)	(0.8)%
Provision for income taxes, continuing operations	82,282	81,137	(1,145)	(1.4)%

Income from continuing operations	124,028	123,574	(454)	(0.4)%
(Loss) income from discontinued operations, net of tax	(17,819)	37,249	55,068	(309.0)%

Net income	$106,209	$160,823	$54,614	51.4%

Basic net income (loss) per common share:
Continuing operations	$1.66	$1.69
Discontinued operations	(0.24)	0.51

Basic net income per common share	$1.42	$2.20

Diluted net income (loss) per common share:
Continuing operations	$1.63	$1.66
Discontinued operations	(0.23)	0.50

Diluted net income per common share	$1.40	$2.16

Weighted average common shares outstanding:
Basic	74,555	72,974

Diluted	76,065	74,496

Revenue

Total revenue. Total revenue increased $99.6 million due to a $56.1 million increase in revenue from our Carrier Services operating segment, a $22.3 million increase in revenue from our Enterprise Services operating segment, and revenue of $21.2 million from our new Information Services operating segment.

Carrier Services. Revenue from our Carrier Services operating segment increased $56.1 million due to an increase of $36.1 million in revenue from our Numbering Services, an increase of $16.0 million in OMS revenue, and an increase of $4.0 million from our IP Services. The $36.1 million increase in revenue from our Numbering Services was primarily the result of an established increase of $43.5 million in the fixed fee under our contracts to provide NPAC services, partially offset by a decrease of $6.2 million in system enhancements and functionality requested by our Numbering Services customers and a decrease of $2.0 million in revenue from our international LNP solutions. The increase in our OMS revenue was due to greater usage from existing customers and the acquisition of our licensed order management services in the third quarter of 2011. The increase in IP Services revenue was primarily due to an increase of $2.0 million in revenue from our GSMA PathFinder services, and transition services revenue of $0.8 million pursuant to the sale of certain assets and liabilities of our Converged Messaging Services business. These transition services were completed as of June 30, 2011. There was no corresponding transition services revenue in 2010.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $22.3 million primarily due to an increase of $13.9 million in revenue from our IIS. This was primarily driven by increased demand from existing and new customers for our expanded service offerings, such as fixed IP geolocation database services. In addition, Registry Services revenue increased $8.4 million due to an increase in the number of common short codes and domain names under management.

Information Services. On November 8, 2011, we completed the acquisition of TARGUSinfo. Revenue from this acquisition is included in Information Services, a new operating segment, since the date of acquisition. Revenue from our Information Services operating segment included $13.9 million in Identification Services, $4.5 million in Verification & Analytics Services, and $2.8 million in Local Search & Licensed Data Services.

Expense

Cost of revenue. Cost of revenue increased $26.7 million primarily due to an increase in personnel and personnel-related expense of $12.5 million due to headcount additions related to our licensed order management services, fixed IP geolocation services and Information Services. In addition, cost of revenue increased $5.8 million in general facility costs primarily due to additional telecommunications and maintenance costs resulting from the addition of our fixed IP geolocation services, as well as increased costs for our customer support operations. Contractor costs increased $5.2 million primarily due to increased costs incurred for customer deployment and customer support. Royalty expense increased $4.2 million for our Registry Services related to the increase in revenue from managing a larger number of common short codes. These increases were partially offset by a decrease of $1.1 million in other direct costs related to setup and implementation services.

Sales and marketing. Sales and marketing expense increased $23.5 million primarily due to an increase of $21.9 million in personnel and personnel-related expense for our expanded sales and marketing teams for our Information Services, fixed IP geolocation services, and other new services. In addition, contractor costs increased $2.7 million to support our growth as we increased our brand awareness and increased our portfolio of services, such as the addition of our fixed IP geolocation services. These increases were partially offset by a decrease of $1.2 million in general facility costs.

Research and development. Research and development expense increased $3.7 million due to an increase of $4.6 million in personnel and personnel-related expense related to the expansion and development of new network services and our new Information Services operating segment, partially offset by a decrease of $0.7 million in contractor costs.

General and administrative. General and administrative expense increased $30.8 million primarily due to an increase of $15.3 million in contractor and professional fees attributable to an increase of $6.4 million in acquisition and acquisition related costs and $2.4 million in direct costs incurred in connection with the modified Dutch auction tender offer we announced and completed in the fourth quarter of 2011. In addition, personnel and personnel-related expense increased $12.2 million, primarily as a result of headcount additions to our teams from acquisitions and to support business operations and an increase of $6.0 million in stock-based compensation expense resulting from the fair value measurement of stock-based awards attributable to the change in employment status of former executives. Furthermore, general facility costs increased $3.3 million primarily due to office expansions related to the relocation of our corporate headquarters and the acquisition of fixed IP geolocation assets and our Information Services business.

Depreciation and amortization. Depreciation and amortization expense increased $13.3 million due to an increase in amortization expense of $7.4 million as a result of the amortization of intangible assets acquired in connection with acquisitions of our Information Service business, licensed order management assets and fixed IP geolocation assets. In addition, depreciation expense increased $6.0 million due to the acquisition of new property and equipment, including furniture and fixtures and leasehold improvements related to the relocation of our corporate headquarters and acquisitions.

Restructuring charges. Restructuring charges decreased $1.8 million due to a decrease of $3.3 million in severance and severance-related expense attributed to our 2010 management transition plan and a decrease of $1.6 million in severance and severance-related expense attributed to our 2009 restructuring plan to relocate certain operations and support functions to Kentucky. These decreases in restructuring charges were partially offset by severance and severance-related expense of $3.1 million attributed to our domestic work-force reduction initiated in the fourth quarter of 2011.

Interest and other expense. Interest and other expense decreased $0.7 million primarily due to a decrease in trading losses of $6.9 million recorded in connection with our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in 2010, there were no associated trading losses recorded in 2011. The interest and other expense decrease was partially offset by an increase of $4.4 million in interest expense attributed to our 2011 credit facility, including amortization of related deferred financing costs. In addition, losses recorded in connection with asset disposals increased $1.1 million and foreign currency losses increased $0.6 million.

Interest and other income. Interest and other income decreased $5.6 million primarily due to a decrease in trading gains of $7.0 million recorded in connection with our auction rate securities settled in 2010, partially offset by an increase of $0.7 million in interest income and $0.7 million in realized gains for our available-for-sale securities sold during 2011.

Provision for income taxes, continuing operations. Our annual effective tax rate from continuing operations decreased to 39.6% for the year ended December 31, 2011 from 39.9% for the year ended December 31, 2010 primarily due to a benefit resulting from federal research tax credits and a change in estimate of the realizability of acquired Quova, Inc. net operating losses, partially offset by settlement of our IRS examination and TARGUSinfo acquisition-related costs and stock repurchase costs that are nondeductible for tax purposes.

(Loss) income from discontinued operations, net of tax. During the second quarter of 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of Neustar NGM Services, Inc., or NGM Services, and its subsidiaries. The financial results for the years ended December 31, 2010 and 2011 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations. We intend to treat the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. As a result, we recorded a discrete income tax benefit of $42.7 million in the year ended December 31, 2011. In addition, our loss from discontinued operations before taxes significantly declined from prior year due to the wind down of operations during 2011. See Note 3 to our accompanying consolidated financial statements for more information regarding these discontinued operations.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from continuing operations for the years ended December 31, 2010 and 2011.

	Year Ended December 31,
	2010	2011	2010 vs. 2011
	$	$	$ Change	% Change
	(dollars in thousands)
Revenue:
Carrier Services	$391,762	$447,894	$56,132	14.3%
Enterprise Services	129,104	151,390	22,286	17.3%
Information Services	—	21,171	21,171	100.0%

Total revenue	$520,866	$620,455	$99,589	19.1%

Segment contribution:
Carrier Services	$352,317	$391,000	$38,683	11.0%
Enterprise Services	59,284	65,080	5,796	9.8%
Information Services	—	12,583	12,583	100.0%

Total segment contribution	411,601	468,663	57,062	13.9%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	75,690	83,990	8,300	11.0%
Sales and marketing	16,345	17,340	995	6.1%
Research and development	11,871	16,234	4,363	36.8%
General and administrative	63,750	92,317	28,567	44.8%
Depreciation and amortization	32,861	46,209	13,348	40.6%
Restructuring charges	5,361	3,549	(1,812)	(33.8)%

Consolidated income from operations	$205,723	$209,024	$3,301	1.6%

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

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

The following table presents an overview of our results of operations for the years ended December 31, 2009 and 2010.

	Years Ended December 31,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Carrier Services	$357,339	$391,762	$34,423	9.6%
Enterprise Services	109,914	129,104	19,190	17.5%
Information Services	—	—	—	—%

Total revenue	467,253	520,866	53,613	11.5%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	99,436	111,282	11,846	11.9%
Sales and marketing	80,676	86,363	5,687	7.0%
Research and development	14,094	13,780	(314)	(2.2)%
General and administrative	52,491	65,496	13,005	24.8%
Depreciation and amortization	29,852	32,861	3,009	10.1%
Restructuring charges	974	5,361	4,387	450.4%

	277,523	315,143	37,620	13.6%

Income from operations	189,730	205,723	15,993	8.4%
Other (expense) income:
Interest and other expense	(5,213)	(6,995)	(1,782)	34.2%
Interest and other income	7,491	7,582	91	1.2%

Income from continuing operations before income taxes	192,008	206,310	14,302	7.4%
Provision for income taxes, continuing operations	76,498	82,282	5,784	7.6%

Income from continuing operations	115,510	124,028	8,518	7.4%
Loss from discontinued operations, net of tax	(14,369)	(17,819)	(3,450)	24.0%

Net income	$101,141	$106,209	$5,068	5.0%

Basic net income (loss) per common share:
Continuing operations	$1.55	$1.66
Discontinued operations	(0.19)	(0.24)

Basic net income per common share	$1.36	$1.42

Diluted net income (loss) per common share:
Continuing operations	$1.53	$1.63
Discontinued operations	(0.19)	(0.23)

Diluted net income per common share	$1.34	$1.40

Weighted average common shares outstanding:
Basic	74,301	74,555

Diluted	75,465	76,065

Revenue

Total revenue. Total revenue increased $53.6 million due to a $34.4 million increase in revenue from our Carrier Services operating segment and a $19.2 million increase in revenue from our Enterprise Services operating segment.

Revenue from our Carrier Services operating segment increased $34.4 million primarily due to an increase of $32.3 million in revenue from our Numbering Services. Of this $32.3 million increase, $29.6 million resulted from an established increase in the fixed fee under our contracts to provide NPAC Services and $2.0 million was primarily due to system enhancements and additional functionality requested by our Numbering Services customers. These revenue increases were partially offset by a decrease of $3.3 million in revenue from IP Services and a decrease of $1.2 million in revenue from our OMS.

Revenue from our Enterprise Services operating segment increased $19.2 million primarily due to an increase of $13.5 million in revenue from IIS. This was primarily driven by increased demand from existing and new customers for expanded service offerings, such as fixed IP geolocation database services. In addition, Registry Services revenue increased $5.7 million due to an increase in the number of common short codes and domain names under management.

Expense

Cost of revenue. Cost of revenue increased $11.8 million primarily due to a $5.9 million increase in general facility costs that include data center and database management costs, computer rental and maintenance costs and payment processing fees to support business growth and ongoing operations. Cost of revenue also increased by $4.9 million in personnel and personnel-related expense to support expanded service offerings, including new directory services, and system enhancements for functionality improvements requested by our customers. Royalty expense in our Registry Services increased $3.1 million due to more common short codes under management. These increases were offset by a decrease of $1.2 million in other direct costs primarily related to setup and implementation costs and a decrease of $0.9 million in contractor costs.

Sales and marketing. Sales and marketing expense increased $5.7 million primarily due to an increase of $5.3 million in personnel and personnel-related expense for expanded sales and marketing teams, primarily in our Enterprise Services. This increased headcount supports our growth as we broaden our portfolio of services, geographic presence and brand awareness through product initiatives, as well as, customer and industry events.

Research and development. Research and development expense decreased $0.3 million primarily due to a decrease of $1.8 million in personnel and personnel-related expense, partially offset by an increase of $1.5 million in contractor costs. The decrease in personnel and personnel-related expense resulted from a decrease in average headcount for the period, while the increase in contractor costs related to the development of new directory services.

General and administrative. General and administrative expense increased $13.0 million primarily due to costs incurred to support business growth and new business initiatives including further investments in our core teams to support business operations. Personnel and personnel-related expense increased $6.6 million, primarily as a result of headcount additions, an increase of $2.7 million in stock-based compensation expense and severance-related costs of $2.2 million primarily related to the departure of our former Chairman and Chief Executive Officer. In addition, contractor costs and professional fees, including legal and finance related fees, increased $5.5 million, and general facilities costs increased $0.9 million.

Depreciation and amortization. Depreciation and amortization expense increased $3.0 million due to an increase of $4.1 million in depreciation due to an increase in capital assets to build out our infrastructure. This increase was partially offset by a decrease of $1.1 million in amortization of intangible assets related to acquisitions.

Restructuring charges. Restructuring charges increased $4.4 million due to an increase of $3.8 million in severance and severance-related charges attributable to our 2010 management transition – restructuring plan and to an increase of $0.6 million attributable to our 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky.

Interest and other expense. Interest and other expense increased $1.8 million primarily due to a $3.1 million net increase in losses recorded in connection with our auction rate securities, or ARS, and a settlement offer in the form of a rights offering from the investment firm that brokered the original purchases of the ARS, or ARS Rights, and a decrease of $0.6 million in gains on asset disposals. This increase in other expense and decrease in gains on asset disposals are partially offset by a decrease of $1.9 million in interest expense primarily due to a reduction in accrued interest related to a sales tax liability.

Interest and other income. Interest and other income increased $0.1 million primarily due to a net increase of $2.1 million in gains recorded in connection with our ARS and ARS Rights. This net increase was partially offset by the receipt in the first quarter of 2009 of a $1.2 million payment for indemnification claims made in connection with our 2006 acquisition of Followap, Inc. as no indemnification payments were received in 2010, and a decrease in realized gains of $0.5 million on our investment in a cash reserve fund that was completely liquidated as of December 31, 2009.

Provision for income taxes, continuing operations. Our annual effective tax rate from continuing operations increased to 39.9% for the year ended December 31, 2010 from 39.8% for the year ended December 31, 2009 primarily due to an increase in foreign withholding taxes.

Loss from discontinued operations, net of tax. During the three months ended June 30, 2011, we completed our plan to exit our Converged Messaging Services business. The financial results for the years ended December 31, 2009 and 2010 reflect the results of operations of the Converged Messaging Services business, net of tax, as discontinued operations. Loss from discontinued operations, net of tax increased $3.5 million primarily due to an impairment charge of $8.5 million recorded in the fourth quarter of 2010 to write down the long-lived assets used in this business. This increase in loss is partially offset by a decrease in restructuring charges of $3.1 million attributable to the Converged Messaging Services restructuring plan we initiated in 2008.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from continuing operations for the years ended December 31, 2009 and 2010.

	Year Ended December 31,
	2009	2010	2009 vs. 2010
	$	$	$ Change	% Change
	(dollars in thousands)
Revenue:
Carrier Services	$357,339	$391,762	$34,423	9.6%
Enterprise Services	109,914	129,104	19,190	17.5%

Total revenue	$467,253	$520,866	$53,613	11.5%

Segment contribution:
Carrier Services	$317,070	$352,317	$35,247	11.1%
Enterprise Services	46,130	59,284	13,154	28.5%

Total segment contribution	363,200	411,601	48,401	13.3%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	66,080	75,690	9,610	14.5%
Sales and marketing	15,269	16,345	1,076	7.0%
Research and development	10,644	11,871	1,227	11.5%
General and administrative	50,651	63,750	13,099	25.9%
Depreciation and amortization	29,852	32,861	3,009	10.1%
Restructuring charges	974	5,361	4,387	450.4%

Consolidated income from operations	$189,730	$205,723	$15,993	8.4%

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

Consolidated Results of Operations

We operate in three operating segments — Carrier Services, Enterprise Services and Information Services. We have provided consolidated results of operations for our Carrier Services operating segment, our Enterprise Services operating segment and our Information Services operating segment. For further discussion of the operating results of our operating segments, including revenue, segment contribution, consolidated income from continuing operations, and enterprise-wide related disclosures, see Note 16 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided by financing and operating activities. Our principal uses of cash have been to fund acquisitions, share repurchases, capital expenditures, facility expansions and debt service requirements. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.

Total cash, cash equivalents and investments were $135.3 million at December 31, 2011, a decrease of $247.1 million from $382.4 million at December 31, 2010. This decrease in cash, cash equivalents and investments was primarily due to our repurchase of $324.3 million of shares of our Class A common stock, our acquisition of the numbering solutions assets for cash consideration of approximately $39.0 million, and our acquisition of TARGUSinfo for cash consideration of approximately $657.3 million. We funded our acquisition of TARGUSinfo with a combination of cash on hand and borrowings under our new $600 million senior secured term loan facility. These decreases were offset by an increase of $81.6 million in cash provided by operations.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Credit Facilities

On November 8, 2011, we entered into a credit agreement that includes: (1) a $600 million senior secured term loan facility, or Term Facility; and (2) a $100 million senior secured revolving credit facility, or Revolving Facility, and together with the Term Facility, the 2011 Facilities. The Revolving Facility matures on November 8, 2016, and the Term Facility matures on November 8, 2018. The entire $600 million Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. We did not borrow any amounts under the Revolving Facility in 2011.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments. The loans outstanding under the credit facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the Term Facility is deemed to be not less than 2.25% per annum or (ii) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (i) in respect of the Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (ii) in respect of the Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the Term Facility is payable quarterly beginning on February 8, 2012. As of December 31, 2011, the interest rate on the Term Facility was 5% per year. The accrued interest under the Revolving Facility is due on the last day of the quarter starting on December 31, 2011.

We may voluntarily prepay the loans at any time in whole or in part without premium or penalty, provided that any such prepayment made on or prior to November 7, 2012 in connection with a re-pricing event should be accompanied by a premium equal to 1.00% of the principal amount prepaid. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on our leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow.

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the period from inception of the 2011 Facilities to December 31, 2011, we were in compliance with these covenants. Further, we believe these covenants will not restrict our ability to execute our business plan.

As of December 31, 2011, our outstanding borrowings under the Term Facility were $589.7 million and accrued interest under the Facilities was $4.5 million. As of December 31, 2011, the Company’s available borrowings under the Revolving Facility were $100 million.

Discussion of Cash Flows

2011 compared to 2010

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2011 was $226.4 million, as compared to $144.8 million for the year ended December 31, 2010. This $81.6 million increase in net cash provided by operating activities was the result of an increase in net income of $54.6 million, an increase in non-cash adjustments of $29.4 million, and a decrease in net changes in operating assets and liabilities of $2.4 million.

Net income increased $54.6 million primarily due to a change of $55.1 million in the income tax benefit from discontinued operations. In the first quarter of 2011, we recorded a tax benefit of $42.7 million related to a worthless stock deduction for the common stock of Neustar NGM Services, Inc.

Non-cash adjustments increased $29.4 million due to an increase of $19.5 million in deferred income taxes, an increase of $9.8 million in stock-based compensation, an increase of $6.7 million in depreciation and amortization expense, an increase of $3.0 million in amortization of bond premiums, and a $1.9 million loss-on-sale attributable to the sale of certain assets and liabilities of our Converged Messaging Services business in the first quarter of 2011. These increases in non-cash adjustments were partially offset by a decrease of $8.5 million attributed to an impairment of long-lived assets of our Converged Messaging Services business recorded in 2010, and a decrease of $2.9 million in excess tax benefits from stock option exercises.

Net changes in operating assets and liabilities decreased $2.4 million primarily due to an increase of $18.8 million in income taxes receivable, primarily the result of the tax benefit we recorded in the first quarter of 2011 in connection with a deduction for the loss on worthless stock, a decrease of $10.0 million in other liabilities, and an increase of $7.7 million in prepaid expenses and other current assets. In addition, deferred costs increased $3.7 million and notes receivable increased $3.4 million. These decreases in net changes in operating assets and liabilities were partially offset by a net change of $25.2 million attributable to net increases in accounts payable and accrued expenses during 2011 as compared to decreases in 2010, and a net change of $20.2 million attributable to net decreases in accounts and unbilled receivables during 2011 as compared to increases in 2010.

Cash flows from investing

Net cash used in investing activities for the year ended December 31, 2011 was $706.4 million, as compared to $72.8 million for the year ended December 31, 2010. This $633.6 million increase in net cash used in investing activities was primarily due to an increase of $673.9 million in cash used for acquisitions, an increase of $30.5 million in investment purchases, and an increase $7.7 million in cash used for purchases of property and equipment. These increases in net cash used in investing activities were partially offset by the increase of $78.4 million in cash received from the sales of investments.

Cash flows from financing

Net cash provided by financing activities was $270.9 million for the year ended December 31, 2011, as compared to net cash used in financing activities of $45.0 million for the year ended December 31, 2010. This $315.9 million increase in net cash provided by financing activities was primarily the result of net proceeds of $591.0 million from our senior secured term loan facility, and an increase of $31.5 million in proceeds from the exercise of stock options and a reduction of $5.0 million in cash used in principal repayments on capital lease obligations. These increases in cash provided by financing activities were partially offset by an increase of $283.9 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs, an increase of $20.4 million in debt issuance costs, and a net increase of $8.8 million in restricted cash primarily used to collateralize our outstanding letters of credit.

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

Contractual Obligations

Our principal commitments consist of obligations under our 2011 Credit Facilities, leases for office space, computer equipment and furniture and fixtures, and deferred tax liabilities. The following table summarizes our long-term contractual obligations as of December 31, 2011.

	0000000000	0000000000	0000000000	0000000000	0000000000
	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$5,332	$3,313	$2,019	$—	$—
Operating lease obligations	86,050	11,954	21,542	18,219	34,335
Term Facility (1)	799,671	36,309	71,539	70,402	621,421
Deferred tax liabilities	121,237	28,348	48,610	33,912	10,367

Total	$1,012,290	$79,924	$143,710	$122,533	$666,123

(1)	Includes interest expense calculated using the interest rate at December 31, 2011 of 5% per year. Under our Term Facility and Revolving Facility, we may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect the acceleration of mandatory prepayments that we may be required to pay.

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2011:

	0000000000	0000000000	0000000000	0000000000	0000000000
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Standby letters of credit	$8,760	$8,760	$—	$—	$—

The amounts presented in the tables above may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, we have not included $1.6 million of unrecognized tax benefits and interest thereon, in the contractual obligations table above. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for a discussion on income taxes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2009, 2010 and 2011.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of the effects of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010 and 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our Term Facility, investments, and foreign currency fluctuations.

Borrowings outstanding under our Term Facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the Term Facility is deemed to be not less than 2.25% per annum or (ii) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (i) in respect of the Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (ii) in respect of the Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. As of December 31, 2011, the LIBOR rate on our Term Facility was below the applicable margin, or floor, and a hypothetical increase or decrease of 10% in the LIBOR rate would not impact our interest rate.

Exposure to market rate risk for changes in interest rates affects the value of our investment portfolio. We have not used derivative financial instruments to hedge against such risk in our investment portfolio. We invest in securities of highly-rated issuers and follow investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, our exposure to this risk is mitigated by the relatively short-term nature of these investments. Based on a hypothetical 10% adverse movement in interest rates, the impact on our interest income for our short-term investments for the year ended December 31, 2011 would have been insignificant.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2011, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.

Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia February 29, 2012

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$331,570	$122,237
Restricted cash	556	10,251
Short-term investments	13,802	10,545
Accounts receivable, net of allowance for doubtful accounts of $1,435 and $1,942, respectively	82,250	106,274
Unbilled receivables	7,188	5,551
Notes receivable	567	2,786
Prepaid expenses and other current assets	12,797	29,714
Deferred costs	5,849	8,174
Income taxes receivable	—	37,599
Deferred tax assets	6,146	6,264

Total current assets	460,725	339,395

Long-term investments	37,009	2,506
Property and equipment, net	74,296	100,102
Goodwill	124,651	574,651
Intangible assets, net	18,974	338,768
Notes receivable, long-term	1,023	3,748
Deferred costs, long-term	1,052	701
Deferred tax assets, long-term	10,137	—
Other assets, long-term	6,007	22,767

Total assets	$733,874	$1,382,638

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,882	$7,385
Accrued expenses	57,808	79,334
Income taxes payable	1,590	—
Deferred revenue	31,751	41,080
Note payable	—	4,856
Capital lease obligations	6,325	3,065
Accrued restructuring reserve	4,703	4,361
Other liabilities	9,445	5,317

Total current liabilities	115,504	145,398
Deferred revenue, long-term	10,578	10,363
Note payable, long-term	—	584,809
Capital lease obligations, long-term	4,076	1,918
Accrued restructuring reserve, long-term	315	—
Deferred tax liability, long-term	—	121,237
Other liabilities, long-term	7,289	16,279

Total liabilities	137,762	880,004
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and 2011	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,294,573 and 82,959,411 shares issued and outstanding at December 31, 2010 and 2011, respectively	80	83
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2010 and 2011, respectively	—	—
Additional paid-in capital	364,346	436,598
Treasury stock, 6,665,228 and 16,807,932 shares at December 31, 2010 and 2011, respectively, at cost	(169,848)	(495,790)
Accumulated other comprehensive loss	(144)	(758)
Retained earnings	401,678	562,501

Total stockholders’ equity	596,112	502,634

Total liabilities and stockholders’ equity	$733,874	$1,382,638

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011
Revenue:
Carrier Services	$357,339	$391,762	$447,894
Enterprise Services	109,914	129,104	151,390
Information Services	—	—	21,171

Total revenue	467,253	520,866	620,455
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	99,436	111,282	137,992
Sales and marketing	80,676	86,363	109,855
Research and development	14,094	13,780	17,509
General and administrative	52,491	65,496	96,317
Depreciation and amortization	29,852	32,861	46,209
Restructuring charges	974	5,361	3,549

	277,523	315,143	411,431

Income from operations	189,730	205,723	209,024
Other (expense) income:
Interest and other expense	(5,213)	(6,995)	(6,279)
Interest and other income	7,491	7,582	1,966

Income from continuing operations before income taxes	192,008	206,310	204,711
Provision for income taxes, continuing operations	76,498	82,282	81,137

Income from continuing operations	115,510	124,028	123,574
(Loss) income from discontinued operations, net of tax	(14,369)	(17,819)	37,249

Net income	$101,141	$106,209	$160,823

Basic net income (loss) per common share:
Continuing operations	$1.55	$1.66	$1.69
Discontinued operations	(0.19)	(0.24)	0.51

Basic net income per common share	$1.36	$1.42	$2.20

Diluted net income (loss) per common share:
Continuing operations	$1.53	$1.63	$1.66
Discontinued operations	(0.19)	(0.23)	0.50

Diluted net income per common share	$1.34	$1.40	$2.16

Weighted average common shares outstanding:
Basic	74,301	74,555	72,974

Diluted	75,465	76,065	74,496

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	78,925	$79	4	$—	$321,528	$(128,403)	$(879)	$194,328	$386,653
Common stock options exercised	344	—	—	—	1,706	—	—	—	1,706
Stock-based compensation expense	—	—	—	—	14,279	—	—	—	14,279
Conversion of Class B common stock to Class A common stock	1	—	(1)	—	—	—	—	—	—
Restricted stock granted, net	155	—	—	—	—	—	—	—	—
Common stock received for tax withholding	—	—	—	—	—	(354)	—	—	(354)
Excess tax benefit from stock option exercises	—	—	—	—	596	—	—	—	596
Net income	—	—	—	—	—	—	—	101,141	101,141
Other comprehensive income
Unrealized gain on investments, net of tax of $170	—	—	—	—	—	—	141	—	141
Foreign currency translation adjustment, net of tax of $114	—	—	—	—	—	—	275	—	275

Comprehensive income	—	—	—	—	—	—	—	—	101,557

Balance at December 31, 2009	79,425	79	3	—	338,109	(128,757)	(463)	295,469	504,437
Common stock options exercised	596	1	—	—	7,765	—	—	—	7,766
Stock-based compensation expense	—	—	—	—	18,252	—	—	—	18,252
Restricted stock granted, net	274	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(40,400)	—	—	(40,400)
Common stock received for tax withholding	—	—	—	—	—	(691)	—	—	(691)
Net excess tax benefit from stock option exercises	—	—	—	—	220	—	—	—	220
Net income	—	—	—	—	—	—	—	106,209	106,209
Other comprehensive income
Unrealized gain on investments, net of tax of $140	—	—	—	—	—	—	277	—	277
Foreign currency translation adjustment, net of tax of $109	—	—	—	—	—	—	42	—	42

Comprehensive income	—	—	—	—	—	—	—	—	106,528

Balance at December 31, 2010	80,295	80	3	—	364,346	(169,848)	(144)	401,678	596,112
Common stock options exercised	2,340	3	—	—	39,275	—	—	—	39,278
Stock-based compensation expense	—	—	—	—	28,088	—	—	—	28,088
Equity awards assumed in TARGUSinfo acquisition	—	—	—	—	677	—	—	—	677
Restricted stock granted, net	324	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(324,301)	—	—	(324,301)
Common stock received for tax withholding	—	—	—	—	—	(1,641)	—	—	(1,641)
Net excess tax benefit from stock option exercises	—	—	—	—	4,212	—	—	—	4,212
Net income	—	—	—	—	—	—	—	160,823	160,823
Other comprehensive income
Unrealized loss on investments, net of tax of $214	—	—	—	—	—	—	(451)	—	(451)
Foreign currency translation adjustment, net of tax of $46	—	—	—	—	—	—	(163)	—	(163)

Comprehensive income	—	—	—	—	—	—	—	—	160,209

Balance at December 31, 2011	82,959	$83	3	$—	$436,598	$(495,790)	$(758)	$562,501	$502,634

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities:
Net income	$101,141	$106,209	$160,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,040	40,167	46,837
Stock-based compensation	14,279	18,252	28,088
Amortization of deferred financing costs and original issue discount on debt	169	170	764
Excess tax benefits from stock option exercises	(596)	(1,613)	(4,541)
Deferred income taxes	3,248	(4,430)	15,025
Impairment of long-lived assets	—	8,495	—
Provision for doubtful accounts	3,045	2,600	2,596
Gains on available-for-sale investments and trading securities	(4,078)	(7,007)	(701)
Loss on auction rate securities rights	2,524	6,892	—
Amortization of bond premium	—	12	2,975
Loss on asset sale	—	—	1,933
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,621	(17,515)	(3,624)
Unbilled receivables	(2,156)	(4,202)	2,111
Notes receivable	759	(1,590)	(4,944)
Prepaid expenses and other current assets	(1,060)	(640)	(8,329)
Deferred costs	3,204	1,746	(1,974)
Income taxes receivable	5,217	—	(18,795)
Other assets	(383)	(520)	—
Other liabilities	4,242	6,774	(3,180)
Accounts payable and accrued expenses	10,397	(12,615)	12,602
Income taxes payable	2,764	439	(1,590)
Accrued restructuring reserve	114	1,448	(657)
Deferred revenue	(9,147)	1,705	994

Net cash provided by operating activities	175,344	144,777	226,413
Investing activities:
Purchases of property and equipment	(25,497)	(38,077)	(45,785)
Sales and maturities of investments	15,274	37,725	116,128
Purchases of investments	—	(50,762)	(81,239)
Businesses acquired, net of cash acquired	(350)	(21,658)	(695,547)

Net cash used in investing activities	(10,573)	(72,772)	(706,443)
Financing activities:
Increase in restricted cash	(16)	(44)	(8,852)
Proceeds from note payable	—	—	591,000
Principal repayments on notes payable	(3,377)	(987)	(1,500)
Principal repayments on capital lease obligations	(9,657)	(12,208)	(7,171)
Debt issuance costs	—	—	(20,418)
Proceeds from exercise of common stock options	1,706	7,766	39,278
Excess tax benefits from stock-based compensation	596	1,613	4,541
Repurchase of restricted stock awards	(354)	(691)	(1,641)
Repurchase of common stock	—	(40,400)	(324,301)

Net cash (used in) provided by financing activities	(11,102)	(44,951)	270,936
Effect of foreign exchange rates on cash and cash equivalents	83	(65)	(239)

Net increase (decrease) in cash and cash equivalents	153,752	26,989	(209,333)
Cash and cash equivalents at beginning of year	150,829	304,581	331,570

Cash and cash equivalents at end of year	$304,581	$331,570	$122,237

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2010	2011
Supplemental cash flow information:
Cash paid for interest	$1,413	$1,247	$762

Cash paid for income taxes	$56,996	$72,726	$40,715

Non-cash investing activities:
Property and equipment acquired under capital leases	$10,787	$1,414	$1,141

Accounts payable incurred to purchase property and equipment	$3,672	$1,104	$2,733

Equity awards assumed in TARGUSinfo acquisition	$—	$—	$677

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company or Neustar) is a trusted, neutral provider of real-time information and analytics to the Internet, communications, entertainment, advertising and marketing industries throughout the world. Using the Company’s advanced, secure technologies, the Company provides addressing, routing, policy management and authentication services that enable its customers to find their end users, route network traffic to the optimal location and verify end-user identity. The Company provides services to both communications service providers, or carriers, and commercial businesses, or enterprises. With the Company’s expertise in database management and analysis, the Company also provides cyber security, marketing and advertising information and analytics to its customers.

The Company was incorporated as a Delaware corporation in 1998. The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. The Company provides the authoritative solution that the communications industry relies upon to meet this mandate. Since then, the Company has grown to offer a broad range of innovative services, including registry services, managed domain name system (DNS) services, Internet Protocol (IP) services, fixed IP geolocation services, Internet security services, caller identification (Caller ID) services, web performance monitoring services, and real-time information and analytics services.

The Company operates in three segments:

•

Carrier Services. The Company’s carrier services include numbering services, order management services and IP services. Through its set of unique databases and system infrastructure in geographically dispersed data centers, the Company manages the increasing complexity in the communications industry and ensures the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their infrastructure. The Company operates the authoritative databases that manage virtually all telephone area codes and numbers, and enables the dynamic routing of calls and text messages among numerous competing carriers in the United States and Canada. All carriers that offer telecommunications services to the public at large in the United States and Canada must access a copy of the Company’s unique database to properly route their customers’ calls and text messages. The Company also facilitates order management and work-flow processing among carriers, and allows operators to manage and optimize the addressing and routing of IP communications.

•

Enterprise Services. The Company’s enterprise services include Internet infrastructure services and registry services. Through the Company’s global directory platform, the Company provides a suite of DNS services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

•

Information Services. The Company’s information services include on-demand solutions that help carriers and enterprises identify, verify, score and locate customers and prospective customers. The Company’s authoritative databases and solutions enable its clients to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behaviors and location. This allows the Company’s customers to offer consumers more relevant services and products, and leads to higher client conversion rates. The Company’s business listings identity management services help local businesses and national brands improve the visibility of their online business listings on local search engines. Using the Company’s proprietary database, the Company’s online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discontinued Operations

A business is classified as discontinued operations when (1) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations; (2) the business has either been disposed of or is classified as held for sale; and (3) the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s consolidated statement of operations, net of income taxes.

Acquisition of Targus Information Corporation

On November 8, 2011, the Company completed its acquisition of Targus Information Corporation (TARGUSinfo). Additional details regarding this acquisition are included in Note 3 below.

Reclassification

In the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business, a component previously presented within the Company’s Carrier Services operating segment. The results of operations of its Converged Messaging Services business have been reclassified as discontinued operations for all periods presented (see Note 3).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; restructuring liabilities; valuation of investments; recoverability of intangible assets, other long-lived assets and goodwill; and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses due to their short-term nature. The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e. coupon rate, maturity, credit rating) (see Note 5). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and rates approximate market rates.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2010		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$331,570	$331,570	$122,237	$122,237
Restricted cash (current assets)	$556	$556	$10,251	$10,251
Short-term investments	$13,802	$13,802	$10,545	$10,545
Notes receivable (including current portion)	$1,590	$1,590	$6,534	$6,534
Marketable securities (other assets, long-term)	$3,681	$3,681	$4,008	$4,008
Long-term investments	$37,009	$37,009	$2,506	$2,506
Deferred compensation (other liabilities long-term)	$3,621	$3,621	$4,028	$4,028
Note payable (including current portion)	$—	$—	$589,665	$589,665

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are investments that are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents.

Restricted Cash

As of December 31, 2010 and 2011, restricted cash was $0.6 million and $10.3 million, respectively. As of December 31, 2011, cash of $9.2 million was restricted as collateral for the Company’s outstanding letters of credit (see Note 9). As of December 31, 2010 and December 31, 2011, cash of $0.6 million and $1.1 million, respectively, was restricted for deposits on leased facilities.

Concentrations of Credit Risk

Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company’s cash management and investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally granting uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. Customers under the Company’s contracts with North American Portability Management LLC (NAPM) are charged a Revenue Recovery Collection (RRC) fee (see “Accounts Receivable, Revenue Recovery Collection and Allowance for Doubtful Accounts” below).

Investments

The Company’s investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other (expense) income. The cost at time of sale of available-for-sale investments is based upon the specific identification method. Interest and dividends on these securities is included in interest and other income.

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

The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. During 2010, the Company classified its auction rate securities as trading pursuant to the Investments – Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in earnings (see Note 4 and Note 5). Interest and dividends on these securities are included in interest and other income.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with NAPM, the Company bills a RRC fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. During 2009, the RRC fee was 0.75%. On July 1, 2010, the RRC fee was reduced to 0.65% and remained at that level through December 31, 2011. The RRC fees are recorded as an accrued liability when collected. If the RRC fee is insufficient, the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $2.6 million and $2.4 million are included in accrued expenses as of December 31, 2010 and 2011, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $1.4 million and $1.9 million as of December 31, 2010 and 2011, respectively. Bad debt expense amounted to $3.0 million, $2.6 million and $2.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Deferred Financing Costs

The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense. Direct and incremental costs related to the issuance of debt are capitalized as deferred financing costs and are reported in other assets on the Company’s consolidated balance sheets.

Property and Equipment

Property and equipment, including leasehold improvements and assets acquired through capital leases, are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are determined using the straight-line method over the estimated useful lives of the assets, as follows:

Computer hardware	3 – 5 years
Equipment	5 years
Furniture and fixtures	5 – 7 years
Leasehold improvements	Lesser of related lease term or useful life

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

The Company capitalizes software development and acquisition costs in accordance with the Intangibles – Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the application are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over the estimated useful life of three to five years. During the years ended December 31, 2010 and 2011, the Company capitalized costs related to internal use software of $28.8 million and $28.6 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2009, 2010 and 2011 was $12.4 million, $15.2 million and $17.3 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other identifiable intangible assets. In accordance with the Intangibles – Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For purposes of the Company’s annual impairment test completed on October 1, 2009, the Company identified and assigned goodwill to two reporting units, Clearinghouse and Next Generation Messaging (NGM). For purposes of the Company’s annual impairment test completed on October 1, 2010, the Company identified and assigned goodwill to three reporting units, Carrier Services, Internet Infrastructure Services and Registry

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services. For purposes of the Company’s annual impairment test completed on October 1, 2011, the Company identified and assigned goodwill to two reporting units, Carrier Services and Enterprise Services. The Company’s third reporting unit, Information Services, was established as a result of the acquisition of TARGUSinfo on November 8, 2011, and was not included in the Company’s annual impairment test completed on October 1, 2011.

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both an income and a market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no goodwill impairment charges recognized during the years ended December 31, 2009, 2010 and 2011.

Segment Reporting

Operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. As of December 31, 2011, the Company’s CODM evaluates performance and allocates resources based on multiple factors, including segment contribution for the following service categories: Carrier Services, Enterprise Services and Information Services. The Company’s operating segments are the same as its reportable segments.

Identifiable Intangible Assets

Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. There were no impairment charges recognized during the years ended December 31, 2009 and 2011. In the fourth quarter of 2010, the Company recorded an intangible asset impairment charge of $0.6 million related to its Converged Messaging asset group (see “Impairment of Long-Lived Assets” below).

The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 – 5	Straight-line
Customer lists and relationships	3 – 10	Various
Trade names and trademarks	3	Straight-line

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

In the first quarter of 2010, the Company realigned its organizational structure, and its NGM business was included with other IP-related services in the Company’s Carrier Services operating segment. The services, technology and customer base of the NGM business was renamed Converged Messaging Services while the sales and marketing functions were transitioned to the broader Carrier

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services operating segment. In the fourth quarter of 2010, the Company decided to exit the Converged Messaging Services business. The Company believes that its decision to exit this business was an indicator of impairment for long-lived assets in its Converged Messaging Services asset group. As a result, in the fourth quarter of 2010, the Company performed a recoverability test and determined that the future undiscounted cash flows of the asset group was less than the carrying value. The Company recorded an $8.5 million charge for impairment of long-lived assets, the largest component of which was capitalized technology. In determining fair value, the Company utilized estimates from external advisors and valuation models that involved assumptions about replacement cost, obsolescence factors, future cash flows, discount rates and, as appropriate, review of market comparables. During the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business and all corresponding prior period results of this business presented in the Company’s consolidated statements of operations have been reclassified to reflect the operations of the Converged Messaging Services business as discontinued operations (see Note 3).

Revenue Recognition

The Company provides essential technology and directory services to customers pursuant to various private commercial and government contracts. The Company’s revenue recognition policies are in accordance with the Revenue Recognition Topic of the FASB ASC.

Significant Contracts

As part of its carrier services, the Company provides number portability administration center services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $340.0 million, $362.1 million and $385.6 million in 2009, 2010 and 2011, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for fixed credits to customers of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million in 2011, which are applied to reduce the Base Fee for the applicable year. Customers under these contracts may earn additional credits of up to $15.0 million annually in each of 2009, 2010 and 2011 if the customers reach specific levels of aggregate telephone number inventories and adopt and implement certain IP fields and functionality. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied against invoices in the following year. To the extent any available additional credits expire unused at the end of a year, they will be recognized in revenue at that time. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee in its Carrier Services operating segment on a straight-line basis over twelve months.

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

For 2010, the Company concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, the Company concluded that the fixed and determinable fee equaled $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During 2010 and 2011, the Company determined that its carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories.

The total amount of revenue derived under the Company’s contracts with NAPM, comprised of NPAC Services, connection service fees related to the Company’s NPAC Services and system enhancements, was approximately $306.1, million, $337.1 million, and $374.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company generates revenue from its licensed Order Management Services under contracts with terms ranging from three months to two years. The Company generates revenue under these contracts for software licenses, implementation and customization services and post-contract support services (PCS). Under these contracts, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable and, if applicable, when vendor-specific objective evidence (VSOE) of fair value exists to allocate the arrangement fee to the undelivered elements of a multiple element arrangement. Revenue is allocated to delivered elements of an arrangement using the residual method. Under the residual method, revenue is allocated to the undelivered elements using VSOE of fair value with the remaining contract fee allocated to the delivered elements and recognized as revenue when all other revenue recognition criteria have been met. For software contracts that include customization services that are essential to the functionality of the delivered software, the software license and implementation and customization revenue is recognized under the contract method of accounting using the percentage-of-completion method. The Company estimates the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours required under such contract and recognizes an amount of revenue equal to the percentage-of-completion multiplied by the contract amount allocated to the software license and implementation and customization services fees. The contract amount allocated to these delivered elements is determined under the residual method approach. The Company determined the VSOE of PCS under the bell-shape curve approach and determined that a substantial majority of its actual PCS renewals are within a narrow range of the median pricing. For arrangements with bundled PCS where there is no stated contractual PCS rate or where the rate is less than the established range of VSOE, the Company utilizes the low end of the range for VSOE as the fair value of PCS. PCS revenue is recognized on a straight-line basis over the service term of the contract.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information Services

The Company generates revenue from a broad portfolio of real-time information and analytics services. The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is reasonably assured. The Company’s contracts provide for a guaranteed monthly minimum fee supplemented by fees for transactions above specified minimum amounts. The minimum fee is recognized monthly, and the transaction fees in excess of the monthly minimums are recognized as the services are performed. The Company also receives annual technology fees from certain customers in exchange for access to intellectual property, standard technical support, emergency 24-hour support, and system upgrades on a when-and-if-available basis. Services are not considered a separate deliverable. As a result, technology fees are deferred and recognized on a straight-line basis over the service period, which is usually twelve months.

Revenue derived from the online delivery of data for direct marketing purposes is recorded upon delivery of such data to the customer. Revenue associated with engagements requiring periodic updates of data over the course of the service period, where cash is received or collectible in advance, are recorded as deferred revenues, and recognized on a straight-line basis over the service period, which is usually twelve months.

Accounting for Multiple Element Arrangements Entered Into or Materially Modified After January 1, 2011

In September 2009, the FASB ratified Accounting Standard Update (ASU) 2009-13, Revenue Recognition Topic 605 - Multiple-Deliverable Revenue Arrangements (ASU 2009-13). Under this guidance, when vendor-specific objective evidence or third party evidence for deliverables in a multiple-element arrangement cannot be determined, the Company is required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. The Company adopted ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2011.

During 2009, 2010 and 2011, certain of the Company’s arrangements included customer set-up, implementation and technology support services, combined with ongoing transaction processing. These customer set-up, implementation and technology support services were not considered a separate deliverable that provides stand-alone value to the customer and such fees were deferred and recognized as revenue on a straight-line basis over the term of the contract. Accordingly, the adoption of ASU 2009-13 did not have a material effect on the Company’s revenue recognized in 2011. Assuming the Company’s adoption of ASU 2009-13 on a prospective basis for arrangements entered into or materially modified on or after January 1, 2009, revenue recognized by the Company for the years ended December 31, 2009 and 2010 would not have been materially different.

Service Level Standards

Some of the Company’s private commercial contracts require the Company to meet service level standards and impose corresponding penalties on the Company if the Company fails to meet those standards. The Company records a provision for these performance-related penalties in the period in which it becomes aware that it has failed to meet required service levels, triggering the requirement to pay a penalty, which results in a corresponding reduction to revenue.

Cost of Revenue and Deferred Costs

Cost of revenue includes all direct materials costs, direct labor costs, and indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies, payment processing fees, and general facilities cost. The Company’s primary cost of revenue is personnel costs associated with service implementation, product maintenance, customer deployment and customer care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of the Company’s existing technology and services, as well as royalties paid related to U.S. Common Short Code services and registry gateway services. Cost of revenue also includes costs relating to the Company’s information technology and systems department, including network costs, data center maintenance, database management, data processing costs and general facilities costs.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $5.3 million, $6.7 million and $6.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of the Compensation – Stock Compensation Topic of the FASB ASC. The Company estimates the value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the years ended December 31, 2009, 2010 and 2011, the Company included $0.6 million, $1.6 million and $4.5 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

Basic and Diluted Net Income per Common Share

In accordance with the Earnings Per Share Topic of the FASB ASC, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in the computation of earnings per share under the two-class method. The Company’s restricted stock awards are considered to be participating securities because they contain non-forfeitable rights to cash dividends, if declared and paid. In lieu of presenting earnings per share pursuant to the two-class method, the Company has included shares of unvested restricted stock awards in the computation of basic net income per common share as the resulting earnings per share would be the same under both methods.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzes various factors, including the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

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

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a foreign currency translation adjustment and reported as a component of accumulated other comprehensive loss in the consolidated statements of stockholders’ equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other expense in the consolidated statements of operations.

Comprehensive Income

Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Comprehensive income was approximately $101.6 million, $106.5 million and $160.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standards Update (ASU) 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (OCI). The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does expect the adoption of this standard to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this update for its annual goodwill impairment test performed as of October 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS AND DISCONTINUED OPERATIONS

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of the assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s expected use of the asset and the appropriate discount rates from a market participant perspective. The Company’s estimates are based on historical experience and information obtained from the management of the acquired company and are determined with assistance from an independent third-party appraisal firm. The Company’s significant assumptions and estimates include the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates, and the estimated royalty rate in the application of the relief from royalty method.

BrowserMob LLC Acquisition

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

Quova, Inc. Acquisition

On October 27, 2010, the Company acquired Quova, Inc. (Quova) for cash consideration of $21.7 million, which price was subject to certain purchase price adjustments. Quova expanded the Company’s Internet Infrastructure Services by providing internet geography data services that enable online businesses to detect and prevent fraud, ensure regulatory compliance, manage digital content rights distribution and localize ads and web content. The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of Quova have been included within the Enterprise Services segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, the Company recorded $5.1 million of goodwill and $15.0 million of definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, acquired technology and trade name and trademarks. The Company is amortizing customer relationships on a straight-line basis over an estimated useful life of 7 years. Acquired technology and trade names and trademarks are being amortized on a straight-line basis over an estimated useful life of 3 years.

Evolving System Inc. Number Solutions Acquisition

On July 1, 2011, the Company acquired the assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. for cash consideration of $39.0 million. The acquisition of Evolving Systems’ Numbering Solutions business expanded the Company’s Order Management Services portfolio and furthered the Company’s long-term initiative to simplify operators’ Operations Support Systems architectures by mitigating cost and complexity, while making the evolution to next-generation networks more efficient, manageable, and flexible to meet the increasingly complex needs of end-users.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Carrier Services segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, the Company recorded $20.3 million of goodwill, $21.7 million of definite-lived intangible assets, and $3.0 million of net liabilities. The definite-lived intangible assets consist of $18.9 million of customer relationships and $2.8 million of acquired technology. The Company is amortizing customer relationships and acquired technology on a straight-line basis over an estimated useful life of 10 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is $19.7 million. During 2011, the Company recorded $0.6 million of acquisition costs in general and administrative expense related to this transaction.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TARGUSinfo Acquisition

On November 8, 2011, the Company completed its acquisition of TARGUSInfo, a leading, independent provider of real-time, on-demand information and analytics services including Caller ID.

The acquisition of TARGUSinfo significantly extends the Company’s portfolio of services in the real-time information and analytics market and combines TARGUSinfo’s leadership in Caller ID and online information services, such as lead verification and scoring, with the Company’s strengths in network information services, including address inventory management and network security. These services are delivered through a secure, robust technology platform, and rely on unique, extensive and privacy-protected databases.

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and revenue of $21.2 million and operating expense of $19.5 million has been included within the Information Services segment in the Company’s consolidated statement of operations since the date of acquisition.

The total purchase price was approximately $658.0 million, consisting of cash consideration of $657.3 million and non-cash consideration of $0.7 million attributable to the assumption of TARGUSinfo options. Of the total cash consideration, approximately $43.5 million was deposited in an escrow account, of which $40.0 million will be available to satisfy indemnification claims for breaches of the agreement and plan of merger. An additional $3.0 million and $0.5 million of the merger consideration payable to the stockholders of TARGUSinfo was deposited into separate escrow accounts and will be available to fund purchase price adjustments required under the merger agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. The funds in the indemnity escrow account will remain in escrow for a one-year period from the date of acquisition (unless claims are pending at such time), after which remaining proceeds will be distributed to the TARGUSinfo stockholders. During the year ended December 31, 2011, the Company recorded $10.5 million of acquisition costs in general and administrative expense related to this acquisition.

Under the acquisition method of accounting, the total estimated purchase price was allocated to TARGUSinfo’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 8, 2011. The allocation of the purchase price is preliminary pending the finalization of income and non-income based tax liabilities. The Company does not expect the finalization of these items to materially impact the purchase price allocation. The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

Cash and cash equivalents	$1,601
Accounts receivable	23,844
Income tax receivable	14,263
Other assets	14,406
Accounts payable and accrued expenses	(9,689)
Deferred tax liability	(119,012)
Deferred revenue	(3,604)
Other liabilities	(3,727)

Net tangible liabilities assumed	(81,918)
Customer relationships	256,700
Acquired identified technology	46,500
Trade names and trademarks	7,000
Goodwill	429,700

Total purchase price allocation	$657,982

The Company utilized a third-party valuation in determining the fair value of the definite-lived intangible assets. The income approach, which includes the application of the relief from royalty valuation method or the discounted cash flow method, was the primary technique utilized in valuing the identifiable intangible assets. The relief from royalty valuation method estimates the benefit of ownership of the intangible asset as the “relief” from the royalty expense that would need to be incurred in absence of ownership. The discounted cash flow method estimates the present value of the intangible asset’s future economic benefit, utilizing the estimated available cash flow that the intangible asset is expected to generate in the future. The Company’s assumptions and estimates utilized in its valuations were based on historical experience, information obtained from management of TARGUSinfo, and were determined with assistance from a third-party appraisal firm.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated $310.2 million of the total purchase price to definite-lived intangible assets acquired, consisting of customer relationships, technology and trade names and trademarks. Customer relationships represent agreements with existing customers. The Company utilized the discounted cash flow method to value the acquired customer relationships. Under this method, the Company’s significant assumptions and estimates included expected future cash flows and the weighted-average cost of capital. The value of customer relationships will be amortized on a straight-line basis over the estimated useful life of 8 years.

Acquired technology represents technology that had reached technological feasibility and for which development had been completed as of the date of the acquisition. Trade names and trademarks represent established TARGUSinfo trade names and trademarks acquired. The Company utilized the relief from royalty valuation method to value the acquired technology and trade names and trademarks. Under this method, the Company’s significant assumptions and estimates included an estimated market royalty rate, estimated remaining useful life of the intangible asset, estimated future revenue of the intangible asset, and an estimated rate of return utilized in the determination of a discounted present value. The value of developed technology and trade names and trademarks will be amortized on a straight-line basis over their estimated useful life of 5 years and 3 years, respectively.

Goodwill represents the excess of the TARGUSinfo purchase price over the fair value of the net tangible liabilities assumed. The TARGUSinfo acquisition significantly expanded the Company’s position in the information services market. This acquisition provides the Company with the opportunity to leverage its authoritative databases that are processing trillions of transactions in a new way and to provide new solutions to its customers based on real time analytics derived from the Company’s existing addressing capabilities. These new capabilities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The goodwill balance of $429.7 million is not expected to be deductible for tax purposes.

In connection with this acquisition, the Company assumed unvested options with the estimated total fair value of $5.7 million. Of the total $5.7 million, approximately $5.0 million will be expensed for post-combination services and approximately $0.7 million has been included in the purchase price. The Company determined the estimated fair value of the assumed unvested options by utilizing the Hull-White lattice model and the following assumptions: an expected volatility range of 36.24% to 36.53%, a risk-free interest rate of 1.35% to 2.15%, a dividend yield of 0%, and Neustar’s last reported sale price of shares on the New York Stock Exchange on November 8, 2011 of $33.07 per share.

As a result of the acquisition of TARGUSinfo, the Company recorded a net deferred tax liability of approximately $116.2 million in its preliminary purchase price allocation primarily related to the difference in book and tax basis of identifiable intangibles. The Company also recorded a $14.3 million income tax receivable assumed from TARGUSinfo as a result of the acquisition and accrued $1.2 million for potential sales tax and interest due on TARGUSinfo sales for prior years through 2010.

Pro Forma Financial Information for acquisitions of TARGUSinfo

The following unaudited pro forma financial information summarizes the Company’s results of operations for the period indicated as if Neustar’s acquisition of TARGUSinfo had been completed as of the beginning of the earliest period presented. These pro forma amounts (unaudited and in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information for all periods presented also includes the effect of the related financing, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

	Year Ended December 31,
	2010	2011
Pro forma revenue	$650,250	$743,324

Pro forma income from continuing operations	$201,965	$202,650

Pro forma net income from continuing operations	$101,203	$121,853

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summaries of the results of discontinued operations for the years ended December 31, 2009, 2010, and 2011 are as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Revenue from discontinued operations	$13,132	$5,946	$454

Loss from discontinued operations before tax	$(23,001)	$(31,374)	$(8,174)
Benefit for income taxes	(8,632)	(13,555)	(45,423)

(Loss) income from discontinued operations, net of tax	$(14,369)	$(17,819)	$37,249

The amounts presented as discontinued operations represent direct revenue and operating expense of the Converged Messaging Services business, which include the pre-tax loss on the sale of certain assets and liabilities of this business of $1.9 million and an income tax benefit of $42.7 million attributed to a deduction for the loss on worthless stock of a Converged Messaging Services business entity, recorded during the first quarter of 2011. The Company has determined direct costs consistent with the manner in which the Converged Messaging Services business was structured and managed during the respective periods. Indirect costs such as corporate overhead costs that are not directly attributable to the Converged Messaging business have not been allocated to the discontinued operations.

As of December 31, 2010 and 2011, the assets and liabilities of the Converged Messaging Services business are included in their respective balance sheet categories in the Company’s consolidated balance sheets. As of December 31, 2010, these assets and liabilities were $5.8 million and $6.7 million, respectively. As of December 31, 2011, these assets and liabilities were $1.3 million and $2.2 million, respectively. As of December 31, 2011, these assets primarily included cash to fund the residual liabilities of the Converged Messaging Services business. All significant revenue generating and cost producing activities of the discontinued operations have ceased as of June 30, 2011.

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

The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and to classify the associated ARS as trading securities. During the years ended December 31, 2009 and 2010, the Company recorded losses of $2.5 million and $6.9 million, respectively, related to the change in estimated fair value of the ARS Rights.

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

During the years ended December 31, 2009 and 2010, the Company recorded gains of $2.4 million and $4.9 million, respectively, related to the change in estimated fair value of the ARS.

Pre-refunded Municipal Bonds

As of December 31, 2010 and 2011, the Company held approximately $50.8 million and $13.1 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities pursuant to the Investments – Debt and Equity Securities Topic of the FASB ASC. The Company did not sell any

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these investments during 2010. During the year ended December 31, 2011, the Company sold approximately $116.1 million of available-for-sale securities and recognized net gains of $0.2 million. The Company did not record any impairment charges related to these investments during the years ended December 31, 2010 and 2011. The following table summarizes the Company’s investment in these municipal bonds as of December 31, 2010 and 2011 (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year	$13,782	$23	$(3)	$13,802
Due after one year through three years	36,968	61	(20)	37,009

Total	$50,750	$84	$(23)	$50,811

	December 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year	$10,538	$10	$(3)	$10,545
Due after one year through two years	2,500	6	—	2,506

Total	$13,038	$16	$(3)	$13,051

5.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosure Topic of FASB ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those multiple prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e. coupon rate, maturity, credit rating). The Company corroborates consensus prices provided by third party pricing sources using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information.

The fair value of the pre-refunded municipal bonds was incorrectly disclosed as a Level 1fair value measurement in the previously issued 2010 financial statements. The 2010 disclosure below has been corrected to classify these investments, of approximately $50.8 million, as Level 2 fair value measurements as fair value is based on observable inputs other than quoted prices in active markets. The Company does not believe that this disclosure error was material to the previously issued 2010 consolidated financial statements. The following table sets forth, as of December 31, 2010 and 2011, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$13,802	$—	$13,802
Municipal bonds (maturities one to three years)	$—	$37,009	$—	$37,009
Marketable securities(1)	$3,681	$—	$—	$3,681

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$10,545	$—	$10,545
Municipal bonds (maturities one to two years)	$—	$2,506	$—	$2,506
Marketable securities(1)	$4,008	$—	$—	$4,008

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets. During the years ended December 31, 2009 and 2010, there were no sales of securities from the Rabbi Trust. During the year ended December 31, 2011, the Company recognized gains of $0.5 million attributed to the sale of securities from the Rabbi Trust.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill by operating segment as of December 31, 2010 and 2011 is as follows (in thousands):

	December 31, 2009	Acquisitions	December 31, 2010	Acquisitions	Adjustments	December 31, 2011
Carrier Services
Gross goodwill	$202,055	$—	$202,055	$20,602	$(302)	$222,355
Accumulated impairments	(93,602)	—	(93,602)	—	—	(93,602)

Net goodwill	108,453	—	108,453	20,602	(302)	128,753

Enterprise Services
Gross goodwill	9,964	6,234	16,198	—	—	16,198
Accumulated impairments	—	—	—	—	—	—

Net goodwill	9,964	6,234	16,198	—	—	16,198

Information Services
Gross goodwill	—	—	—	429,700	—	429,700
Accumulated impairments	—	—	—	—	—	—

Net goodwill	—	—	—	429,700	—	429,700

Total
Gross goodwill	212,019	6,234	218,253	450,302	(302)	668,253
Accumulated impairments	(93,602)	—	(93,602)	—	—	(93,602)

Net goodwill	$118,417	$6,234	$124,651	$450,302	$(302)	$574,651

During the third quarter of 2011, the Company completed its acquisition of assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. and recorded $20.3 million of goodwill, net of adjustments, (see Note 3). In addition, during the fourth quarter of 2011, the Company acquired TARGUSinfo and recorded $429.7 million of goodwill in the Company’s Information Services operating segment (see Note 3).

The Company’s 2010 and 2011 annual goodwill impairment analysis, which was performed for each of its reporting units as of October 1 in each respective year, did not result in an impairment charge.

The key assumptions used in the Company’s 2011 annual goodwill impairment test to determine the fair value of its reporting units included: (a) cash flow projections, which include growth and allocation assumptions for forecasted revenue and expenses; (b) a residual growth rate of 3.0% to 5.0%; (c) a discount rate of 14.5% to 16.0%, which was based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the income approach and the market approach valuation techniques.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the date of the Company’s 2011 annual impairment test, the estimated fair values for each of the Company’s reporting units substantially exceeded each of its reporting units’ carrying value. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company’s control that could cause actual results to differ from the Company’s estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to the Company’s key assumptions about its businesses and its prospects, or changes in market conditions, could cause the fair value of one of its reporting units to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in the Company’s organizational structure or how the Company’s management allocates resources and assesses performance could result in a change of its operating segments or reporting units, requiring a reallocation and impairment analysis of goodwill. A goodwill impairment charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill to its consolidated balance sheet. As of December 31, 2011, the Company had $128.8 million, $16.2 million, and $429.7 million, respectively, in goodwill for its Carrier Services, Enterprise Services, and Information Services operating segments.

Intangible Assets

In the first quarter of 2010, the Company realigned its organizational structure, and its NGM business was included with other IP-related services in the Company’s Carrier Services operating segment. In the fourth quarter of 2010, the Company decided to exit a portion of its IP Services business, specifically its Converged Messaging Services business. The Company believes that its decision to exit this business was an indicator of impairment for long-lived assets in its Converged Messaging Services asset group. As a result, in the fourth quarter of 2010, the Company performed a recoverability test and determined that the future undiscounted cash flows of the Converged Messaging Services asset group was less than the carrying value. The Company recorded an $8.5 million charge for impairment of long-lived assets, consisting of a $7.9 million charge to write down the carrying value of the Converged Messaging Services property and equipment (see Note 7) and a $0.6 million charge to write down the carrying value of the Converged Messaging Services intangible assets related to customer lists and relationships. The valuation technique utilized by the Company in its fair value estimates included the discounted cash flow method. During the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business and all corresponding prior period results presented in the Company’s consolidated statements of operations have been reclassified to discontinued operations (see Note 3).

Intangible assets consist of the following (in thousands):

			Weighted- Average Amortization Period
	December 31,
	2010	2011	(in years)
Intangible assets:
Customer lists and relationships	$49,881	$315,098	7.9
Accumulated amortization	(34,062)	(32,615)

Customer lists and relationships, net	15,819	282,483

Acquired technology	19,554	58,859	4.8
Accumulated amortization	(16,805)	(9,493)

Acquired technology, net	2,749	49,366

Trade name	630	7,630	3.0
Accumulated amortization	(224)	(711)

Trade name, net	406	6,919

Intangible assets, net	$18,974	$338,768

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, the Company recorded $1.0 million of definite-lived intangible assets in connection with its acquisition of BrowserMob, consisting of $0.8 million related to acquired technology and $0.2 million related to customer relationships (see Note 3).

In October 2010, the Company recorded $15.0 million of definite-lived intangible assets in connection with its acquisition of Quova, consisting of $13.6 million related to customer relationships, $1.0 million related to acquired technology and $0.4 million related to trade names (see Note 3).

In July 2011, the Company recorded $21.7 million of definite-lived intangible assets, consisting of $18.9 million of customer relationships and $2.8 million of acquired technology related to its acquisition of assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. (see Note 3).

In November 2011, the Company recorded $310.2 million of definite-lived intangible assets in connection with its acquisition of TARGUSinfo, consisting of $256.7 million related to customer relationships, $46.5 million related to acquired technology and $7.0 million related to trade names and trademarks (see Note 3).

Amortization expense related to intangible assets for the years ended December 31, 2009, 2010 and 2011 of approximately $5.9 million, $4.8 million and $12.1 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is expected to be approximately $50.3 million, $48.9 million, $47.9 million, $45.9 million, $44.1 million and $101.7 million, respectively. Intangible assets as of December 31, 2011 will be fully amortized during the year ended December 31, 2021.

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2010	2011
Computer hardware	$86,990	$91,918
Equipment	1,800	2,688
Furniture and fixtures	4,485	6,764
Leasehold improvements	22,233	23,357
Construction in-progress	17,731	18,292
Capitalized software	81,076	101,973

	214,315	244,992
Accumulated depreciation and amortization	(140,019)	(144,890)

Property and equipment, net	$74,296	$100,102

The Company entered into capital lease obligations of $1.6 million and $1.8 million for the years ended December 31, 2010 and 2011, respectively, primarily for computer hardware.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2010 and 2011 was $24.0 million, $28.1 million and $34.1 million, respectively.

In the fourth quarter of 2010, the Company recorded a $7.9 million impairment charge to write down the carrying value of property and equipment of the Converged Messaging Services asset group (see Note 6). The Converged Messaging property and equipment impairment charge of $7.9 million includes a $5.3 million impairment charge related to internally developed technology and a $1.3 million impairment charge related to capitalized software. The valuation techniques utilized by the Company in its fair value estimates included the replacement cost method.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2011
Accrued compensation	$35,675	$52,028
RRC reserve	2,581	2,441
Accrued interest	546	4,648
Other	19,006	20,217

Total	$57,808	$79,334

9.	CREDIT FACILITIES

On November 8, 2011, the Company entered into a credit facility that provides for: (1) a $600 million senior secured term loan facility (Term Facility); (2) a $100 million senior secured revolving credit facility (Revolving Facility and together with the Term Facility, the 2011 Facilities), of which (a) $30 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an aggregate amount of up to $400 million. The Revolving Facility matures on November 8, 2016, and the Term Facility matures on November 8, 2018. The entire $600 million Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. The Company has not borrowed under the Revolving Facility.

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding may accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2011 Facilities. The Company’s quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of December 31, 2011 and for the period from the effective date of the 2011 Facilities to December 31, 2011, the Company was in compliance with these covenants.

The Company’s obligations pursuant to the 2011 Facilities are guaranteed by certain of the Company’s domestic subsidiaries, or the guarantors, and secured, with certain exceptions, by: (i) (a) a first priority security interest in all equity interests of the Company’s direct and indirect domestic subsidiaries; (b) 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of NeuStar NGM Services Limited, an indirect subsidiary of the Company, and first-tier foreign subsidiaries that are controlled foreign corporations; and (c) 65% of the outstanding voting equity interests of any domestic subsidiary of the Company, the sole assets of which consist of stock of controlled foreign corporations; (ii) all present and future tangible and intangible assets of the Company and the guarantors; and (iii) all proceeds and products of the property and assets described in (i) and (ii) above.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments as further discussed below. The loans outstanding under the credit facility bear interest, at the Company’s option, either: (i) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the Term Facility is deemed to be not less than 2.25% per annum or (ii) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (i) in respect of the Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (ii) in respect of the Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the Term Facility is payable quarterly beginning on February 8, 2012. As of December 31, 2011, the interest rate on the Term Facility was 5% per year. The accrued interest under the Revolving Facility is due on the last day of the quarter starting on December 31, 2011.

The Company paid $10.0 million of loan origination fees related to its 2011 Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.6 million for the year ended December 31, 2011 and is reported as interest expense in the consolidated statements of operations. As of December 31, 2011, the balance of unamortized loan origination fees and deferred financing costs was $28.8 million.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the remaining principal payments under the Term Facility are as follows (in thousands):

2012	$6,000
2013	6,000
2014	6,000
2015	6,000
2016	6,000
Thereafter	568,500

Total principal payments	598,500
Less: unamortized original issue discount	(8,835)

Present value of principal payments	589,665
Less: current portion	(4,856)

Long-term note payable	$584,809

The Company may voluntarily prepay the loans at any time. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on the Company’s leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term note payable to current note payable in the Company’s accompanying consolidated balance sheets.

As of December 31, 2011, the Company’s outstanding borrowings under the Term Facility were $589.7 million and accrued interest under the 2011 Facilities was $4.5 million. As of December 31, 2011, the Company’s available borrowings under the Revolving Facility were $100 million.

2007 Credit Facility

On February 6, 2007, the Company entered into a credit agreement which provided for a revolving credit facility in an aggregate principal amount of up to $100 million (the 2007 Credit Facility). Borrowings under the 2007 Credit Facility bore interest, at the Company’s option, at either a Eurodollar rate plus a spread ranging from 0.625% to 1.25%, or at a base rate plus a spread ranging from 0.0% to 0.25%, with the amount of the spread in each case depending on the ratio of the Company’s consolidated senior funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). On November 8, 2011, immediately prior to entering into the 2011 Facilities, the Company terminated the 2007 Credit Facility. There were no amounts outstanding under the 2007 Credit Facility at the time of termination or as of December 31, 2010.

10.	COMMITMENTS AND CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations as of December 31, 2011 (in thousands):

2012	$3,313
2013	1,624
2014	395

Total minimum lease payments	5,332
Less: amounts representing interest	(349)

Present value of minimum lease payments	4,983
Less: current portion	(3,065)

Capital lease obligation, long-term	$1,918

The following assets were capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2010	2011
Equipment and hardware	$38,137	$34,630
Furniture and fixtures	334	334

Subtotal	38,471	34,964
Less: accumulated amortization	(30,370)	(31,308)

Net assets under capital leases	$8,101	$3,656

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2021 and generally provide for scheduled rent increases.

On January 20, 2010, the Company entered into a lease agreement with a third party relating to its corporate headquarters in Sterling, Virginia. The lease provides for approximately 91,754 square feet of office space. The initial term of the lease commenced on October 1, 2010 and terminates January 31, 2021. The Company has two five-year options to renew the lease, and the rent for the applicable renewal term will be determined if and when the Company exercises its applicable option to renew the lease. The Company recognizes rent incentives and leasehold improvements funded by landlord incentives on a straight-line basis, as a reduction of rent expense, over the initial term of the lease.

Future minimum lease payments under noncancelable operating leases as of December 31, 2011, are as follows (in thousands):

2012	$11,954
2013	11,216
2014	10,326
2015	9,756
2016	8,463
Thereafter	34,335

$86,050

Rent expense was $5.1 million, $6.5 million and $9.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on its financial position, results of operations or cash flows.

11.	RESTRUCTURING CHARGES

The Company recorded restructuring charges in continuing operations of $1.0 million, $5.4 million and $3.5 million during the years ended December 31, 2009, 2010 and 2011, respectively. The Company’s restructuring charges included in continuing operations during the years ended December 31, 2009 and 2010 included charges incurred in connection with its 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky. Restructuring charges in continuing operations during the year ended December 31, 2010 also consisted of charges incurred under the Company’s 2010 management transition restructuring plan. During the year ended December 31, 2011, restructuring charges in continuing operations included charges incurred in connection with the Company’s 2010 management transition restructuring plan as well as the restructuring plan initiated in 2011 to reduce the Company’s domestic workforce.

The Company recorded restructuring charges in discontinued operations of $5.0 million, $2.0 million and $1.6 million during the years ended December 31, 2009, 2010 and 2011, respectively. The Company’s restructuring charges for discontinued operations consisted of charges incurred under its Converged Messaging Services restructuring plan initiated in the fourth quarter of 2008 and completed in the second quarter of 2011.

Restructuring Plans

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a domestic work-force reduction impacting each of its operating segments and recorded severance and severance-related charges of $3.1 million. The Company anticipates it will incur additional expenses of approximately $0.5 million in the first quarter of 2012 under this plan and expects to pay approximately $2.8 million in remaining severance and severance-related payments through the second quarter of 2012.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a work-force reduction impacting its Carrier Services and Enterprise Services operating segments and recorded severance and severance-related charges of $3.8 million. During 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $0.9 million in remaining severance and severance-related payments through the third quarter of 2012.

2009 Plan

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

2001 Plan

As of December 31, 2010, the liability related to a reduction in leased facilities incurred in connection with a 2001 restructuring plan was $0.8 million. As of December 31, 2011, this plan was complete and the Company does not anticipate it will incur additional expenses under this plan.

Converged Messaging Services, Discontinued Operations

Beginning in the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s Converged Messaging Services business, previously known as the Company’s Next Generation Messaging business, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In the third quarter of 2009 and the fourth quarter of 2010, the Company extended the restructuring plan to include further headcount reductions and closure of certain additional facilities. During 2011, the Company sold certain assets and liabilities of Neustar NGM Services, Inc. and its subsidiaries used in the Converged Messaging Services business, and completed the wind-down of the residual operations of its Converged Messaging Services business. Restructuring charges for all periods presented have been reclassified into “(Loss) income on discontinued operations, net of tax” in the Company’s consolidated statements of operations.

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

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the year ended December 31, 2011 are as follows (in thousands):

	December 31, 2010	Additional Costs	Cash Payments	Adjustments	December 31, 2011
Converged Messaging Services:
Severance and related costs	$656	$733	$(1,253)	$(136)	$—
Lease and facilities exit costs	172	313	(593)	717	609

Total Converged Messaging Services	828	1,046	(1,846)	581	609
2011 Restructuring Plan:
Severance and related costs	—	3,121	(288)	—	2,833
2010 Management Transition:
Severance and related costs	3,354	488	(2,863)	(60)	919
2001 Plan:
Lease and facilities exit costs	836	—	(836)	—	—

Total restructuring plans	$5,018	$4,655	$(5,833)	$521	$4,361

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Interest and other expense:
Interest expense	$2,310	$388	$4,831
(Gain) loss on asset disposals	(695)	(112)	996
Loss on ARS Rights	3,410	6,892	—
Foreign currency transaction (gain) loss	(222)	(173)	452
ARS impairments and trading losses	410	—	—

Total	$5,213	$6,995	$6,279

Interest and other income:
Interest income	$937	$575	$1,265
Realized gains on cash reserve fund	450	—	—
ARS trading gains	4,038	7,007	—
Available-for-sale realized gains	—	—	701
Gain on ARS Rights	886	—	—
Gain on indemnification claims	1,180	—	—

Total	$7,491	$7,582	$1,966

During 2009, the Company received a $1.2 million payment for indemnification claims related to the acquisition of Followap, Inc. in 2006. During 2010 and 2011, the Company recorded a reduction of $1.2 million and $0.7 million, respectively, in interest expense related to a decrease in an accrued sales tax liability.

In 2011, the Company paid $10.0 million of loan origination fees related to its 2011 Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.6 million for the year ended December 31, 2011 and is reported as interest expense in the consolidated statements of operations. As of December 31, 2011, the balance of unamortized loan origination fees and deferred financing costs was $28.8 million.

13.	INCOME TAXES

The provision for income taxes, continuing operations, consists of the following components (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$60,910	$70,210	$54,615
State	13,560	14,708	12,076

Total current	74,470	84,918	66,691

Deferred:
Federal	2,530	(1,133)	12,113
State	(502)	(1,503)	2,333

Total deferred	2,028	(2,636)	14,446

Total provision for income taxes, continuing operations	$76,498	$82,282	$81,137

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory United States income tax rate to the effective income tax rate for continuing operations follows:

	Year Ended December 31,
	2009	2010	2011
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes	4.3	4.3	4.5
Other	0.6	0.8	0.1
Change in valuation allowance	(0.1)	(0.2)	—

Effective tax rate, continuing operations	39.8%	39.9%	39.6%

The Company’s annual effective tax rate from continuing operations decreased to 39.6% for the year ended December 31, 2011 from 39.9% for the year ended December 31, 2010 primarily due to a benefit for federal research tax credits and a change in estimate of the realizability of acquired Quova, Inc. net operating losses partially offset by settlement of the Company’s Internal Revenue Service examination and TARGUSinfo acquisition-related costs and stock repurchase costs, which are nondeductible for tax purposes. The Company’s annual effective tax rate increased to 39.9% for the year ended December 31, 2010 from 39.8% for the year ended December 31, 2009 primarily due to an increase in foreign withholding income taxes.

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

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $0.6 million, $1.6 million and $4.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2010	2011
Deferred tax assets:
Domestic NOL carryforwards	$10,396	$11,088
Foreign NOL carryforwards	996	43,748
Restructuring accrual	890	1,374
Deferred revenue	5,034	4,234
Accrued compensation	2,979	3,973
Stock-based compensation expense	18,114	21,832
Realized losses on investments	1,247	1,189
Deferred rent	347	4,638
Other	2,596	3,121

Total deferred tax assets	42,599	95,197
Valuation allowance	(2,340)	(45,971)

Total deferred tax assets, net	40,259	49,226

Deferred tax liabilities:
Unbilled receivables	(2,828)	(2,184)
Depreciation and amortization	(14,122)	(39,859)
Identifiable intangible assets	(4,299)	(118,246)
Deferred costs	(2,712)	(3,493)
Other	(15)	(417)

Total deferred tax liabilities	(23,976)	(164,199)

Net deferred tax assets (liabilities)	$16,283	$(114,973)

As of December 31, 2011, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $24.5 million which expire, if unused, in various years from 2020 to 2030. As of December 31, 2011, certain losses generated by NGM Services are no longer prevented from use in another jurisdiction under U.S. tax law and are recorded as United Kingdom (U.K.) net operating loss carryforwards. The Company is evaluating limitations that may apply to its U.K. net operating losses to determine the amount of the approximately $172.9 million gross net operating losses that are ultimately available for carryforward

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indefinitely under U.K. tax law. Upon recognition of the deferred tax asset associated with its U.K. net operating loss carryforwards, the Company recorded a full valuation allowance against the asset. As of December 31, 2011, the Company had other foreign net operating loss carryforwards of approximately $3.0 million, of which $2.6 million can be carried forward indefinitely under current local tax laws and $0.4 million which expire, if unused, in years beginning 2016.

As of December 31, 2011, the approximate amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $1.7 million. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

As of December 31, 2010 and 2011, the Company had unrecognized tax benefits of $1.2 million and $1.6 million, respectively, of which $1.2 million and $1.6 million, respectively, would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2009	$1,054
Increase related to current year tax positions	48
Increase related to prior year tax positions	353
Reductions due to lapse in statutes of limitations	(158)
Settlements	(225)

Balance at December 31, 2009	1,072
Increase related to current year tax positions	95
Increase related to prior year tax positions	—
Reductions due to lapse in statutes of limitations	(8)
Settlements	—

Balance at December 31, 2010	1,159
Increase related to current year tax positions	195
Increase related to prior year tax positions	715
Positions assumed in TARGUSinfo acquisition	259
Reductions due to lapse in statutes of limitations	(618)
Settlements	(144)

Balance at December 31, 2011	$1,566

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2009, 2010 and 2011, the Company recognized potential interest and penalties of $66,000, $26,000 and $118,000, respectively, including interest related to uncertain tax positions of companies acquired during the year. As of December 31, 2010 and 2011, the Company had established reserves of approximately $84,000 and $153,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the year ended December 31, 2011, accrued interest and penalties decreased by $49,000 due to settlements and expiration of certain statutes of limitations.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed an examination of the Company’s federal income tax returns for the years 2007 and 2008. The audit resulted in no material adjustments. The Company also settled a withholding tax audit with the Israeli Taxing Authority for the years 2007 to 2009. The audit resulted in no material adjustments.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $661,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2010 and 2011, there are no preferred stock shares issued or outstanding.

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

Stock-Based Compensation

The Company has five stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); and the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, PVRSUs and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of December 31, 2011, 7,176,325 shares were available for grant or award under the 2009 Plan.

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

Stock-based compensation expense recognized for the years ended December 31, 2009, 2010 and 2011 was $13.5 million, $17.0 million and $27.5 million, respectively. As of December 31, 2011, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $43.5 million, which the Company expects to recognize over a weighted average period of approximately 1.48 years. Total unrecognized compensation expense as of December 31, 2011 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of stock options granted. The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2010 and 2011 was $6.47, $8.12 and $8.83, respectively. The following are the weighted-average assumptions used in valuing the stock options granted during the years ended December 31, 2009, 2010 and 2011, and a discussion of the Company’s assumptions.

	Year Ended December 31,
	2009	2010	2011
Dividend yield	—%	—%	—%
Expected volatility	43.37%	39.13%	37.16%
Risk-free interest rate	1.60%	2.07%	1.56%
Expected life of options (in years)	4.42	4.42	4.41

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2008	4,660,565	$20.15
Options granted	2,237,649	17.33
Options exercised	(344,183)	4.96
Options forfeited	(602,773)	26.08

Outstanding at December 31, 2009	5,951,258	19.37
Options granted	1,951,205	23.16
Options exercised	(596,426)	13.02
Options forfeited	(590,478)	23.41

Outstanding at December 31, 2010	6,715,559	20.68
Options granted	2,425,873	26.93
Options exercised	(2,339,890)	16.79
Options forfeited	(637,286)	24.17
Increase due to acquisition	369,570	22.29

Outstanding at December 31, 2011	6,533,826	$24.15	$65.5	4.82

Exercisable at December 31, 2011	2,651,973	$23.63	$28.0	2.98

Exercisable at December 31, 2010	3,620,689	$19.95	$29.1	3.25

Exercisable at December 31, 2009	3,079,893	$18.82	$24.5	3.73

The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2010 and 2011 was $4.2 million, $7.1 million and $29.2 million, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding options outstanding at December 31, 2011:

			Weighted- Average Remaining
	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	of	Average	Contractual	of	Average
	Options	Exercise	Life	Options	Exercise
Range of Exercise Price	Outstanding	Price	(in years)	Exercisable	Price
$0.00 – $3.48	21,870	$3.18	0.20	21,870	$3.18
$3.49 - $6.97	254,227	6.04	1.05	254,227	6.04
$6.98 - $10.45	10,596	9.25	6.13	4,206	8.46
$10.46 - $13.94	8,743	10.96	3.68	4,411	10.86
$13.95 - $17.42	702,606	15.48	3.50	337,047	15.40
$17.43 - $20.90	307,917	18.89	7.00	49,352	19.04
$20.91 - $24.39	1,439,326	22.71	4.20	495,215	22.61
$24.40 - $27.87	2,568,428	26.41	5.15	630,118	26.36
$27.88 - $31.36	510,352	30.21	2.12	407,552	30.23
$31.37 - $34.84	709,761	32.88	4.33	447,975	32.87

	6,533,826	$24.15	4.35	2,651,973	$23.63

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	260,298	$25.50
Restricted stock granted	192,000	20.69
Restricted stock vested	(61,375)	25.90
Restricted stock forfeited	(37,766)	27.11

Outstanding at December 31, 2009	353,157	22.64
Restricted stock granted	330,890	23.18
Restricted stock vested	(85,619)	24.76
Restricted stock forfeited	(63,838)	22.60

Outstanding at December 31, 2010	534,590	22.82
Restricted stock granted	402,670	27.04
Restricted stock vested	(185,433)	26.20
Restricted stock forfeited	(106,832)	24.80

Outstanding at December 31, 2011	644,995	$24.16	$22.0

The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2009, 2010 and 2011 was approximately $1.3 million, $2.0 million and $5.3 million, respectively. During the years ended December 31, 2009, 2010 and 2011, the Company repurchased 18,208, 26,720 and 62,583 shares of common stock, respectively, for an aggregate purchase price of $0.4 million, $0.6 million, and $1.6 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the years ended 2009, 2010 and 2011, the Company granted 532,943, 266,580 and 234,112 PVRSUs, respectively, to certain employees with an aggregate fair value of $8.3 million, $6.1 million, and $6.2 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of December 31, 2011, the level of achievement of the performance target awards for PVRSUs granted during 2009, 2010 and 2011 was 133%, 116% and 134%, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2010 from 100% of target to 105% of target, and further revised its estimate of achievement in the fourth quarter of 2011 to 116% of target. In addition, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2011 from 100% of target to 131% of target, and further revised its estimate of achievement in the fourth quarter of 2011 to 134% of target. These changes in estimates did not have a material impact on the Company’s income from continuing operations and earnings per diluted share from continuing operations for the year ended December 31, 2011. As of December 31, 2011, the performance periods related to the PVRSUs granted during 2010 and 2011 were complete and the levels of achievement of the performance target was fixed.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2008	413,143	$28.98
Granted	532,943	15.57
Vested	—	—
Forfeited	(106,300)	23.38

Non-vested December 31, 2009	839,786	21.17
Granted	266,580	22.84
Vested	(6,000)	29.32
Forfeited	(259,443)	28.01

Non-vested December 31, 2010	840,923	19.53
Granted	234,112	26.45
Vested	—	—
Forfeited	(240,660)	24.74

Non-vested December 31, 2011	834,375	$19.97	$28.5

The total aggregate intrinsic value of PVRSUs vested during the year ended December 31, 2010 was approximately $0.2 million. During the year ended December 31, 2010, the Company repurchased 2,129 shares of common stock for an aggregate purchase price of $0.1 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations. No PVRSUs vested in the years ended December 31, 2009 and 2011.

On January 1, 2012, 581,490 PVRSUs vested with a total aggregate intrinsic value of $19.9 million. These PVRSUs were granted in 2009. The Company repurchased 210,664 shares of common stock for an aggregate purchase price of $7.2 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	110,599	$26.21
Granted	52,512	22.85
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2009	163,111	25.13
Granted	68,754	21.31
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	231,865	23.99
Granted	46,933	26.64
Vested	(29,110)	24.39
Forfeited	(750)	25.84

Outstanding at December 31, 2011	248,938	$24.44	$8.5

These restricted stock units were issued to non-management directors of the Company’s Board of Directors and certain employees. Restricted stock units granted to non-management directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units granted prior to 2011, each director’s restricted stock units will automatically be converted into deferred stock units, and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service. Upon vesting of restricted stock units that were granted in 2011, each director’s restricted stock units will automatically be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15, 2012.

Share Repurchase Programs

Modified Dutch Auction Tender Offer

On November 3, 2011, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $250 million of its Class A common stock. A modified Dutch auction tender offer allows stockholders to indicate how many shares and at what price they wish to tender their shares within a specified share price range. Based on the number of shares tendered and the prices specified by the tendering stockholders, the Company determined the lowest price per share within the range that allowed it to purchase $250 million in value of its Class A common shares. The tender offer expired on December 2, 2011. A total of 7,246,376 shares of the Company’s Class A common stock were repurchased at a price of $34.50 per share, for an aggregate cost of approximately $250 million, excluding fees and expenses relating to the tender offer. All repurchased shares were accounted for as treasury shares. During the fourth quarter of 2011, the Company recorded expense of $2.4 million in its consolidated statements of operations attributed to this share repurchase plan.

2010 Share Repurchase Plan

The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through a Rule 10b5-1 plan, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. This Rule 10b5-1 plan was terminated on November 3, 2011 upon the commencement of the Company’s modified Dutch auction tender offer. During the years ended December 31, 2010 and 2011, the Company repurchased 1,668,399 shares and 2,833,745 shares, respectively, at an average price of $24.21 and $26.22, respectively, for an aggregate purchase price of approximately $40.4 million and $74.3 million, respectively. All repurchased shares were accounted for as treasury shares.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2009	2010	2011
Computation of basic net income (loss) per common share:
Income from continuing operations	$115,510	$124,028	$123,574
(Loss) income from discontinued operations, net of tax	(14,369)	(17,819)	37,249

Net income	$101,141	$106,209	$160,823

Weighted average common shares and participating securities outstanding – basic	74,301	74,555	72,974

Basic net income (loss) per common share from:
Continuing operations	$1.55	$1.66	$1.69
Discontinued operations	(0.19)	(0.24)	0.51

Basic net income per common share	$1.36	$1.42	$2.20

Computation of diluted net income (loss) per common share:
Weighted average common shares and participating securities outstanding – basic	74,301	74,555	72,974
Effect of dilutive securities:
Stock-based awards	1,164	1,510	1,522

Weighted average common shares outstanding – diluted	75,465	76,065	74,496

Diluted net income (loss) per common share from:
Continuing operations	$1.53	$1.63	$1.66
Discontinued operations	(0.19)	(0.23)	0.50

Diluted net income per common share	$1.34	$1.40	$2.16

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

Common stock options to purchase an aggregate of 3,965,256, 4,155,395 and 4,124,861 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the years ended December 31, 2009, 2010, and 2011, respectively.

16.	SEGMENT INFORMATION

The Company has three operating segments, reflective of the manner in which the CODM allocates resources and assesses performance: Carrier Services, Enterprise Services, and Information Services. On November 8, 2011, the Company completed its acquisition of TARGUSinfo and introduced its new Information Services operating segment. The Company’s operating segments are the same as its reportable segments.

During the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business and the results of operations of this business have been reclassified as discontinued operations in the Company’s consolidated statements of operations for each of the periods presented (see Note 3).

The Company’s Carrier Services operating segment provides services that ensure the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of their customer’s infrastructure. The Company enables its carrier customers to use, exchange and share critical resources, such as telephone numbers, to facilitate order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of IP communications.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as Internet infrastructure services. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides fixed IP geolocation services that help enterprises identify the location of their consumers used in a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

The Company’s Information Services segment provides a broad portfolio of real-time information and analytics services that enable clients to identify, verify and score their customers and prospective customers, or prospects, to deliver customized responses to a large number of consumer-initiated queries. As an example, the Company provides marketers with the ability to tailor offers made to consumers over the telephone or on the Internet in real time. The Company is one of the largest non-carrier providers of Caller ID services, and provides a comprehensive market analytics platform that enables clients to segment and score customers and prospects for real-time interactive marketing initiatives. Additionally, the Company’s business listings identity management service provides local businesses and local search platforms with a single, trusted source of verified business listings for local searches. The Company’s online audience marketing solution enables online advertisers to display relevant advertisements to specific audiences, increasing the effectiveness of online advertising and delivering a more useful online experience for consumers using a database and targeting system that protect a consumer’s privacy.

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

The Company’s historical Carrier Services segment disclosures have been recast for comparative purpose to exclude the discontinued operations of its Converged Messaging Services business. Information for the years ended December 31, 2009, 2010, and 2011 regarding the Company’s reportable segments from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Revenue:
Carrier Services	$357,339	$391,762	$447,894
Enterprise Services	109,914	129,104	151,390
Information Services	—	—	21,171

Total revenue	$467,253	$520,866	$620,455

Segment contribution:
Carrier Services	$317,070	$352,317	$391,000
Enterprise Services	46,130	59,284	65,080
Information Services	—	—	12,583

Total segment contribution	363,200	411,601	468,663
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	66,080	75,690	83,990
Sales and marketing	15,269	16,345	17,340
Research and development	10,644	11,871	16,234
General and administrative	50,651	63,750	92,317
Depreciation and amortization	29,852	32,861	46,209
Restructuring charges	974	5,361	3,549

Consolidated income from operations	$189,730	$205,723	$209,024

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the years ended December 31, 2009, 2010 and 2011, and geographic area long-lived assets as of December 31, 2010 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Revenues by geographical areas:
North America	$440,479	$489,770	$581,914
Europe and Middle East	15,228	17,057	24,443
Other regions	11,546	14,039	14,098

Total revenues	$467,253	$520,866	$620,455

Revenues by service offerings:
Carrier Services:
Numbering Services	$329,513	$361,813	$397,973
Order Management Services	20,983	19,815	35,804
IP Services	6,843	10,134	14,117

Total Carrier Services	357,339	391,762	447,894

Enterprise Services:
Internet Infrastructure Services	55,631	69,113	82,987
Registry Services	54,283	59,991	68,403

Total Enterprise Services	109,914	129,104	151,390

Information Services:
Identification Services	—	—	13,873
Verification & Analytics Services	—	—	4,465
Local Search & Licensed Data Services	—	—	2,833

Total Information Services	—	—	21,171

Total revenues	$467,253	$520,866	$620,455

	Year Ended December 31,
	2010	2011
Long-lived assets, net
North America	$91,675	$438,799
Central America	—	45
Europe and Middle East	1,588	25
Other regions	7	1

Total long-lived assets, net	$93,270	$438,870

17.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the Board of Directors. The Company recognized contribution expense totaling $4.3 million, $4.2 million and $5.0 million for the years ended December 31, 2009, 2010 and 2011 respectively.

In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan. The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Deferred Compensation Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at market value. Changes in the fair value of the securities are reflected in accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets on the

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets. As of December 31, 2010 and 2011, the assets held in the Rabbi Trust were approximately $3.7 million and $4.0 million, respectively. As of December 31, 2010 and 2011, the Company’s unrealized gain was approximately $0.6 million and $16,000, respectively, attributable to the securities held in the Rabbi Trust.

The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2010 and 2011, the deferred compensation obligation related to the Deferred Compensation Plan was approximately $3.6 million and $4.0 million, respectively. Changes in the fair value of the deferred compensation obligation are reflected in deferred compensation expense. The Company recognized losses of $0.4 million, $0.3 million and $0.4 million in compensation expense for changes in the fair value of the deferred compensation obligation during the years ended December 31, 2009, 2010 and 2011, respectively.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited quarterly financial information for the two year period ended December 31, 2011. In management’s opinion, the unaudited financial information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the quarterly financial information presented.

	Quarter Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Summary consolidated statement of operations:
Total revenue	$126,835	$127,731	$129,438	$136,862
Income from operations	46,967	53,307	53,320	52,129
Income from continuing operations	28,323	32,527	31,820	31,358
(Loss) income from discontinued operations	(3,121)	(3,954)	(1,871)	(8,873)
Net income	25,202	28,573	29,949	22,485
Basic net income (loss) per common share from:
Continuing operations	$0.38	$0.43	$0.43	$0.42
Discontinued operations	(0.04)	(0.05)	(0.03)	(0.12)

Basic net income per common share	$0.34	$0.38	$0.40	$0.30

Diluted net income (loss) per common share from:
Continuing operations	$0.37	$0.42	$0.42	$0.42
Discontinued operations	(0.04)	(0.05)	(0.03)	(0.12)

Diluted net income per common share	$0.33	$0.37	$0.39	$0.30

	Quarter Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Summary consolidated statement of operations:
Total revenue	$146,095	$147,683	$152,497	$174,180
Income from operations	56,315	55,235	58,075	39,399
Income from continuing operations	33,465	33,616	37,773	18,720
Income (loss) from discontinued operations	38,510	(1,261)	—	—
Net income	71,975	32,355	37,773	18,720
Basic net income (loss) per common share from:
Continuing operations	$0.45	$0.46	$0.52	$0.26
Discontinued operations	0.52	(0.02)	—	—

Basic net income per common share	$0.97	$0.44	$0.52	$0.26

Diluted net income (loss) per common share from:
Continuing operations	$0.45	$0.45	$0.51	$0.26
Discontinued operations	0.51	(0.02)	—	—

Diluted net income per common share	$0.96	$0.43	$0.51	$0.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; and (iii) provide reasonable assurance regarding authorization to effect the acquisition, use or disposition of Company assets, as well as the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Targus Information Corporation, which was included in our 2011 consolidated financial statements since the acquisition date of November 8, 2011 and constituted 5.2% of total assets, excluding goodwill and intangible assets acquired, as of December 31, 2011 and 3.4% of revenues for the year then ended.

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

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NeuStar, Inc.

We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Targus Information Corporation, which is included in the 2011 consolidated financial statements of NeuStar, Inc. and constituted 5.2% of total assets, excluding goodwill and intangible assets acquired, as of December 31, 2011 and 3.4% of revenues for the year then ended. Our audit of internal control over financial reporting of NeuStar, Inc. also did not include an evaluation of the internal control over financial reporting of Targus Information Corporation.

In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

McLean, Virginia

February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders, or our 2012 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2012 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2012 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2012 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of this report is incorporated by reference to our 2012 Proxy Statement, under the heading “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2012 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2012 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2010 and 2011 is incorporated by reference to the discussion under the heading “Audit and Non-Audit Fees” in our 2012 Proxy Statement. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)

Page
Report of Independent Registered Public Accounting Firm	46
Consolidated Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
Consolidated Balance Sheets as of December 31, 2010 and 2011	47
Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011	49
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011	50
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011	51
Notes to the Consolidated Financial Statements	53

(2)

Schedule for the three years ended December 31, 2009, 2010 and 2011:
II — Valuation and Qualifying Accounts	92
(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2009	2010	2011
	(in thousands)
Allowance for Doubtful Accounts
Beginning Balance	$1,209	$1,425	$1,435
Additions	3,045	2,600	2,596
Reductions(1)	(2,829)	(2,590)	(2,089)

Ending Balance	$1,425	$1,435	$1,942

Deferred Tax Asset Valuation Allowance
Beginning Balance	$2,864	$2,610	$2,340
Additions(2)	15	266	44,002
Reductions	(269)	(536)	(371)

Ending Balance	$2,610	$2,340	$45,971

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.
(2)	Includes $43.2 million related to U.K. net operating loss carryfowards. As of December 31, 2011, certain losses generated by NGM Services are no longer prevented from use in another jurisdiction under U.S. tax law and are recorded as United Kingdom (U.K.) net operating loss carryforwards. The Company is evaluating limitations that may apply to its U.K. net operating losses to determine the amount of the net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law. Upon recognition of the deferred tax asset associated with its U.K. net operating loss carryforwards, the Company recorded a full valuation allowance against the asset. See Note 13 of our Consolidated Financial Statements in Item 8 of Part II of this report.

Exhibit Index

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

NEUSTAR, INC.

By:	/s/ LISA A. HOOK
Lisa A. Hook
President and Chief Executive Officer

We, the undersigned directors and officers of NeuStar, Inc., hereby severally constitute Lisa A. Hook and Paul S. Lalljie, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

Signature	Title

/s/ LISA A. HOOK Lisa A. Hook	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ PAUL S. LALLJIE Paul S. Lalljie	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES G. CULLEN James G. Cullen	Chairman, Board of Directors

/s/ GARETH CHANG Gareth Chang	Director

/s/ JOEL P. FRIEDMAN Joel P. Friedman	Director

/s/ ROSS K. IRELAND Ross K. Ireland	Director

/s/ PAUL A. LACOUTURE Paul A. Lacouture	Director

/s/ MICHAEL J. ROWNY Michael J. Rowny	Director

/s/ HELLENE S. RUNTAGH Hellene S. Runtagh	Director

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description of Exhibit
(2.1)	Agreement and Plan of Merger, dated as of October 10, 2011, by and among NeuStar, Inc., Tumi Merger Sub, Inc., Targus Information Corporation and Michael M. Sullivan, as Stockholder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed October 11, 2011.

(3.1)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed December 16, 2010.

(10.1)	Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009, (m) Exhibit 10.1.1 to our Annual Report on form 10-K, filed February 26, 2010; (n) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed on July 28, 2010; and (o) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed April 27, 2011.

(10.2)	NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.3)	NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.4)	TARGUS Information Corporation Amended and Restated 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed November 18, 2011 (File No. 333-177979).†

(10.5)	AMACAI Information Corporation 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed November 14, 2011 (File No. 333-177976).†

(10.6)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on June 2, 2009.

(10.7)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to (a) Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635) and (b) Exhibit 99.2 to our Current Report on Form 8-K, filed June 2, 2009.

(10.8)	Lease, dated January 20, 2010, by and between Ridgetop Three, L.L.C. and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 99.1 to our Current Report on Form 8-K, filed January 20, 2010, and (b) Exhibit 10.61.1 to our Quarterly Report on Form 10-Q, filed October 28, 2010.

(10.9)	Credit Agreement dated as of November 8, 2011 among NeuStar, Inc., Morgan Stanley Senior Funding Inc., as Administrative Agent, Initial Swing Line Bank and Collateral Agent, and the guarantors, other agents and lenders party thereto, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed November 8, 2011 (File No. 001-32548).

(10.10)	Security Agreement dated as of November 8, 2011 among NeuStar, Inc., Morgan Stanley Senior Funding Inc., as Collateral Agent for the secured parties thereto and the subsidiaries of Neustar, Inc. party thereto, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed November 8, 2011 (File No. 001-32548) .

(10.11)	NeuStar, Inc. 2010 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 10.28 to our Current Report on Form 8-K, filed July 28, 2010.†

(10.12)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.13)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed March 5, 2007.†

(10.14)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

10.15	Form of Indemnification Agreement.†

(10.16)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q, filed July 28, 2011.†

(10.17)	Forms of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to (a) Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006;(b) Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed August 4, 2009; (c) Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed July 28, 2011; and (d) Exhibit 10.47 to our Quarterly Report on Form 10-Q, filed July 28, 2011.†

(10.18)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.19)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.20)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.21)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to our Current Report on Form 8-K, filed December 15, 2009. †

(10.22)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed March, 1, 2010. †

(10.23)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed March 1, 2010. †

(10.24)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed April 27, 2011. †

(10.25)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, as amended incorporated herein by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q, filed April 27, 2011.†

(10.26)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.48 to our Quarterly Report on Form 10-Q, filed April 27, 2011. †

(10.27)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q, filed July 28, 2011.†

(10.28)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

(10.29)	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed January 15, 2009, as superseded by Compensation Agreement, made as of December 9, 2009, by and between Neustar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.1 to our Current Report on From 8-K, filed on December 15, 2009.†

(10.30)	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.31)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.32)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.33)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†

(10.34)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Nondisparagement, incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed February 25, 2011.†

(10.35)	Board Stock Ownership Guidelines, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed February 25, 2011.

(10.36)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.37)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

99.2	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation***

101.DEF	XBRL Taxonomy Extension Definition***

101.LAB	XBRL Taxonomy Extension Label***

101.PRE	XBRL Taxonomy Extension Presentation***

†	Compensation arrangement.
**	Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.