Form 10-Q
period 2012-03-31
NEUSTAR INC
filed 2012-04-26
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 66,906,185 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at April 20, 2012.

NEUSTAR, INC.

EX – 31.1

EX – 31.2

EX – 32.1

EX – 101 INSTANCE DOCUMENT

EX – 101 SCHEMA DOCUMENT

EX – 101 CALCULATION LINKBASE DOCUMENT

EX – 101 LABELS LINKBASE DOCUMENT

EX – 101 PRESENTATION LINKBASE DOCUMENT

EX – 101 DEFINITION LINBASE DOCUMENT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,237	$177,168
Restricted cash	10,251	10,258
Short-term investments	10,545	11,388
Accounts receivable, net of allowance for doubtful accounts of $1,942 and $2,643, respectively	106,274	124,535
Unbilled receivables	5,551	2,977
Notes receivable	2,786	2,828
Prepaid expenses and other current assets	29,714	19,555
Deferred costs	8,174	8,287
Income taxes receivable	37,599	9,528
Deferred tax assets	6,264	7,345

Total current assets	339,395	373,869

Long-term investments	2,506	108
Property and equipment, net	100,102	102,211
Goodwill	574,651	574,651
Intangible assets, net	338,768	326,196
Notes receivable, long-term	3,748	3,025
Deferred costs, long-term	701	823
Other assets, long-term	22,767	21,837

Total assets	$1,382,638	$1,402,720

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385	$4,815
Accrued expenses	79,334	52,339
Deferred revenue	41,080	48,781
Note payable	4,856	59,348
Capital lease obligations	3,065	3,314
Accrued restructuring reserve	4,361	1,747
Other liabilities	5,317	1,576

Total current liabilities	145,398	171,920

Deferred revenue, long-term	10,363	11,088
Note payable, long-term	584,809	529,098
Capital lease obligations, long-term	1,918	1,782
Deferred tax liability, long-term	121,237	124,927
Other liabilities, long-term	16,279	17,767

Total liabilities	880,004	856,582

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and March 31, 2012	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 82,959,411 and 84,852,080 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	83	85
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	—	—
Additional paid-in capital	436,598	479,107
Treasury stock, 16,807,932 and 17,718,103 shares at December 31, 2011 and March 31, 2012, respectively, at cost	(495,790)	(528,540)
Accumulated other comprehensive loss	(758)	(977)
Retained earnings	562,501	596,463

Total stockholders’ equity	502,634	546,138

Total liabilities and stockholders’ equity	$1,382,638	$1,402,720

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2012
Revenue:
Carrier Services	$109,615	$124,373
Enterprise Services	36,480	39,485
Information Services	—	35,724

Total revenue	146,095	199,582
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	31,052	44,898
Sales and marketing	24,939	38,353
Research and development	3,996	7,724
General and administrative	20,215	20,993
Depreciation and amortization	9,146	22,706
Restructuring charges	432	522

	89,780	135,196

Income from operations	56,315	64,386
Other (expense) income:
Interest and other expense	(347)	(8,193)
Interest and other income	203	229

Income from continuing operations before income taxes	56,171	56,422
Provision for income taxes, continuing operations	22,706	22,460

Income from continuing operations	33,465	33,962
Income from discontinued operations, net of tax	38,510	—

Net income	$71,975	$33,962

Basic net income per common share:
Continuing operations	$0.45	$0.51
Discontinued operations	0.52	—

Basic net income per common share	$0.97	$0.51

Diluted net income per common share:
Continuing operations	$0.45	$0.50
Discontinued operations	0.51	—

Diluted net income per common share	$0.96	$0.50

Weighted average common shares outstanding:
Basic	73,938	67,205

Diluted	75,285	68,478

Comprehensive income	$72,061	$33,743

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2012
Operating activities:
Net income	$71,975	$33,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,516	22,743
Stock-based compensation	6,296	3,901
Amortization of deferred financing costs and original discount on debt	42	984
Excess tax benefits from stock option exercises	(1,914)	(6,533)
Deferred income taxes	4,785	2,666
Provision for doubtful accounts	1,009	702
Amortization of investment premium (discount), net	449	152
Loss on asset sale	1,933	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,164)	(19,180)
Unbilled receivables	(334)	2,574
Notes receivable	139	681
Prepaid expenses and other current assets	1,736	10,077
Deferred costs	(487)	(235)
Income taxes receivable	(29,706)	34,604
Other assets	334	257
Other liabilities	(636)	(2,253)
Accounts payable and accrued expenses	(15,006)	(30,886)
Income taxes payable	(248)	—
Accrued restructuring reserve	(1,560)	(2,614)
Deferred revenue	85	8,426

Net cash provided by operating activities	45,244	60,028
Investing activities:
Purchases of property and equipment	(13,248)	(9,647)
Sales and maturities of investments	257	1,403
Purchases of investments	(45,428)	—

Net cash used in investing activities	(58,419)	(8,244)
Financing activities:
Increase of restricted cash	(9,235)	(7)
Principal repayments on notes payable	—	(1,500)
Principal repayments on capital lease obligations	(1,750)	(900)
Proceeds from exercise of common stock options	6,570	32,084
Excess tax benefits from stock-based compensation	1,914	6,533
Repurchase of restricted stock awards	(713)	(8,913)
Repurchase of common stock	(18,478)	(23,837)

Net cash (used in) provided by financing activities	(21,692)	3,460
Effect of foreign exchange rates on cash and cash equivalents	(19)	(313)

Net (decrease) increase in cash and cash equivalents	(34,886)	54,931
Cash and cash equivalents at beginning of period	331,570	122,237

Cash and cash equivalents at end of period	$296,684	$177,168

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company or Neustar) is a trusted, neutral provider of real-time information and analysis to the Internet, telecommunications, entertainment, advertising and marketing industries throughout the world. Using the Company’s advanced, secure technologies, the Company provides addressing, routing, policy management and authentication services that enable its customers to find their end users, route network traffic to the optimal location and verify end-user identity. The Company provides services to both communications service providers, or carriers, and commercial businesses, or enterprises. With the Company’s expertise in database management and analysis, the Company also provides cyber security, marketing and advertising information and analysis to its customers.

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

•

Enterprise Services. The Company’s enterprise services include Internet infrastructure services (IIS) and registry services. Through the Company’s global directory platform, the Company provides a suite of DNS services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

•

Information Services. The Company’s information services include on-demand solutions that help carriers and enterprises identify, verify, score and locate customers and prospective customers. The Company’s authoritative databases and solutions enable its clients to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behaviors and location. This allows the Company’s customers to offer consumers more relevant services and products, and leads to higher client conversion rates. The Company’s business listings identity management services help local businesses and national brands improve the visibility of their online business listings on local search engines. Using the Company’s proprietary databases, the Company’s online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K) filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; restructuring liabilities; valuation of investments; recoverability of intangible assets, other long-lived assets and goodwill; the determination of the allowance for doubtful accounts; and the classification of note payable. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating) (see Note 5). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate market rates.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2011		March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$122,237	$122,237	$177,168	$177,168
Restricted cash (current assets)	$10,251	$10,251	$10,258	$10,258
Short-term investments	$10,545	$10,545	$11,388	$11,388
Notes receivable (including current portion)	$6,534	$6,534	$5,853	$5,853
Marketable securities (other assets, long-term)	$4,008	$4,008	$4,155	$4,155
Long-term investments	$2,506	$2,506	$108	$108
Deferred compensation (other liabilities, long-term)	$4,028	$4,028	$4,133	$4,133
Note payable (including current portion)	$589,665	$589,665	$588,446	$588,446

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

Restricted Cash

As of each of December 31, 2011 and March 31, 2012, restricted cash was $10.3 million. As of each of December 31, 2011 and March 31, 2012, cash of $9.2 million was restricted as collateral for the Company’s outstanding letters of credit. As of each of December 31, 2011 and March 31, 2012, cash of $1.1 million was restricted for deposits on leased facilities.

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standard Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of the amended accounting guidance impacted the Company’s presentation of other comprehensive income and did not have an impact on the Company’s consolidated results of operations.

3.	ACQUISITIONS

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

TARGUSinfo Acquisition

On November 8, 2011, the Company completed its acquisition of Targus Information Corporation (TARGUSinfo), a leading, independent provider of real-time, on-demand information and analytics services including Caller ID.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Information Services segment in the Company’s consolidated statement of operations since the date of acquisition.

The total purchase price was approximately $658.0 million, consisting of cash consideration of $657.3 million and non-cash consideration of $0.7 million attributable to the assumption of TARGUSinfo options. Of the total cash consideration, approximately $43.5 million was deposited in an escrow account, of which $40.0 million was available to satisfy indemnification claims for

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

breaches of the agreement and plan of merger. An additional $3.0 million and $0.5 million of the merger consideration payable to the stockholders of TARGUSinfo was deposited into separate escrow accounts and was available to fund purchase price adjustments required under the merger agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. As of March 31, 2012, the remaining escrow to satisfy indemnification claims and to reimburse certain costs and expenses of the stockholder representative were $39.9 million and $0.5 million, respectively. During the three months ended March 31, 2012, the purchase price escrow of $3.0 million was distributed and such distribution did not result in an adjustment to the purchase price or goodwill. The funds in the indemnity escrow account will remain in escrow for a one-year period from the date of acquisition (unless claims are pending at such time), after which remaining proceeds will be distributed to the TARGUSinfo stockholders.

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

Of the total purchase price, the Company recorded $429.7 million of goodwill, $310.2 million of definite-lived intangible assets, and $81.9 million of net liabilities. The definite-lived intangible assets consist of $256.7 million of customer relationships, $46.5 million of acquired technology, and $7.0 million of trade names and trademarks. The value of customer relationships, acquired technology and trade names and trademarks will be amortized on a straight-line basis over their estimated useful life of 8 years, 5 years and 3 years, respectively. The goodwill balance of $429.7 million is not expected to be deductible for tax purposes.

As a result of the acquisition of TARGUSinfo, the Company recorded a net deferred tax liability of approximately $116.2 million in its preliminary purchase price allocation primarily related to the difference in book and tax basis of identifiable intangibles. As of March 31, 2012, the net deferred tax liability was $110.3 million. The Company also recorded a $14.3 million income tax receivable assumed from TARGUSinfo as a result of the acquisition and accrued $1.2 million for potential sales tax and interest due on TARGUSinfo sales for prior years through 2010. As of March 31, 2012, the income tax receivable assumed from TARGUSinfo was $14.3 million and the accrued potential sales tax and interest due on TARGUSinfo sales for prior years through 2010 was $1.2 million.

Pro Forma Financial Information for acquisition of TARGUSinfo

The following unaudited pro forma financial information summarizes the Company’s results of operations for the three months ended March 31, 2011 as if Neustar’s acquisition of TARGUSinfo had been completed as of January 1, 2011. These pro forma amounts (unaudited and in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information presented also includes the effect of the related financing, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

Three Months Ended March 31, 2011

Pro forma revenue	$180,440

Pro forma income from continuing operations	$59,302

Pro forma net income from continuing operations	$30,292

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

4.	INVESTMENTS

As of December 31, 2011 and March 31, 2012, the Company held approximately $13.1 million and $11.5 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments -Debt and Equity Securities Topic of the FASB ASC. During the three months ended March 31, 2011 and 2012, the Company sold approximately $0.3 million and $1.4 million, respectively, of available-for-sale securities and recognized minimal net gains for both periods. The Company did not record any impairment charges related to these investments during the three months ended March 31, 2011 and 2012. The following table summarizes the Company’s investment in these pre-refunded municipal bonds as of December 31, 2011 and March 31, 2012 (in thousands):

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$10,538	$10	$(3)	$10,545
Due after one year through three years	2,500	6	—	2,506

Total	$13,038	$16	$(3)	$13,051

	March 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$11,376	$14	$(2)	$11,388
Due after one year through three years	108	—	—	108

Total	$11,484	$14	$(2)	$11,496

5.	FAIR VALUE MEASUREMENTS

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

The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating). The Company corroborates consensus prices provided by third party pricing sources using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

The following table sets forth, as of December 31, 2011 and March 31, 2012, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$10,545	$—	$10,545
Municipal bonds (maturities one to three years)	$—	$2,506	$—	$2,506
Marketable securities(1)	$4,008	$—	$—	$4,008

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$11,388	$—	$11,388
Municipal bonds (maturities one to three years)	$—	$108	$—	$108
Marketable securities(1)	$4,155	$—	$—	$4,155

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill by operating segment as of December 31, 2011 and March 31, 2012 is as follows (in thousands):

	December 31, 2011	March 31, 2012
Carrier Services:
Gross goodwill	$222,355	$222,355
Accumulated impairment losses	(93,602)	(93,602)

Net goodwill	128,753	128,753

Enterprise Services:
Gross goodwill	16,198	16,198
Accumulated impairment losses	—	—

Net goodwill	16,198	16,198

Information Services:
Gross goodwill	429,700	429,700
Accumulated impairment losses	—	—

Net goodwill	429,700	429,700

Total:
Gross goodwill	668,253	668,253
Accumulated impairment losses	(93,602)	(93,602)

Net goodwill	$574,651	$574,651

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2011	March 31, 2012	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$315,098	$315,098	7.9
Accumulated amortization	(32,615)	(41,844)

Customer lists and relationships, net	282,483	273,254

Acquired technology	58,859	58,859	4.8
Accumulated amortization	(9,493)	(12,217)

Acquired technology, net	49,366	46,642

Trade name	7,630	7,630	3.0
Accumulated amortization	(711)	(1,330)

Trade name, net	6,919	6,300

Intangible assets, net	$338,768	$326,196

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.1 million and $12.6 million for the three months ended March 31, 2011 and 2012, respectively. Amortization expense related to intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is expected to be approximately $50.3 million, $48.9 million, $47.9 million, $45.9 million, $44.1 million and $101.7 million, respectively. Intangible assets as of March 31, 2012 will be fully amortized during the year ended December 31, 2021.

7.	NOTE PAYABLE

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

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding may accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2011 Facilities. The Company’s quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the three months ended March 31, 2012, the Company was in compliance with these covenants.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments as further discussed below. As of December 31, 2011 and March 31, 2012, the annual interest rate on the Term Facility was 5%.

The Company paid $10.0 million of loan origination fees related to its 2011 Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.9 million for the three months ended March 31, 2012 and is reported as interest expense in the consolidated statements of operations.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

The Term Facility has a 1% prepayment fee in the event it is refinanced within the first year of issuance. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on the Company’s leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. As of March 31, 2012, the Company estimated a mandatory prepayment of approximately $54.5 million to be payable in the first quarter of 2013 and reclassified this estimated prepayment amount from long-term note payable to current note payable in the Company’s accompanying unaudited consolidated balance sheets.

As of December 31, 2011 and March 31, 2012, the Company’s outstanding borrowings under the Term Facility were $589.7 million and $588.4 million, respectively, and accrued interest under the 2011 Facilities was $4.5 million and $4.5 million, respectively. As of December 31, 2011 and March 31, 2012, the Company’s available borrowings under the Revolving Facility were $100 million.

8.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company has five stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); and the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of March 31, 2012, 3,003,499 shares were available for grant or award under the 2009 Plan.

Stock-based compensation expense recognized for the three months ended March 31, 2011 and 2012 was $6.0 million and $3.9 million, respectively. As of March 31, 2012, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $72.0 million, which the Company expects to recognize over a weighted average period of approximately 2.59 years. Total unrecognized compensation expense as of March 31, 2012 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may be increased or decreased in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $8.70. No options were granted during the three months ended March 31, 2012. The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2011:

Dividend yield	—%
Expected volatility	36.98%
Risk-free interest rate	1.70%
Expected life of options (in years)	4.42

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	6,533,826	$24.15
Options granted	—	—
Options exercised	(1,399,416)	22.93
Options forfeited	(572,730)	22.32

Outstanding at March 31, 2012	4,561,680	$24.76	$57.0	7.5

Exercisable at March 31, 2012	1,820,166	$24.59	$23.0	6.3

The aggregate intrinsic value of options exercised for the three months ended March 31, 2011 and 2012 was $14.3 million and $14.8 million, respectively.

Restricted Stock Awards

The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	644,995	$24.16
Restricted stock granted	—	—
Restricted stock vested	(130,934)	23.74
Restricted stock forfeited	(89,778)	23.90

Outstanding at March 31, 2012	424,283	$24.34	$15.8

The total aggregate intrinsic value of restricted stock vested during the three months ended March 31, 2012 was approximately $4.6 million. During the three months ended March 31, 2012, the Company repurchased 47,790 shares of common stock for an aggregate purchase price of $1.7 million, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the three months ended March 31, 2012, the Company awarded 2,126,050 PVRSUs, of which 579,670 PVRSUs were granted with an aggregate fair value of $21.1 million. For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014. Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goal for the performance period taking place from January 1, 2012 through December 31, 2012 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned (a) by executive management with respect to the first three performance periods will vest on January 1, 2015 and the portion of the award, if any, earned with respect to the final two performance periods will vest on January 1, 2016 and January 1, 2017, respectively; and (b) by non-executive management with respect to all three performance periods will vest 75% of the earned amount on the first business day of 2015, and the remaining 25% of the earned amount on the first business day of 2016. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of March 31, 2012, the Company estimates that it will issue 100% of the performance target awards for PVRSUs granted during 2012.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2011	834,375	$19.97
Granted	579,670	36.39
Vested	(582,281)	15.58
Forfeited	(70,621)	24.58

Non-vested March 31, 2012	761,143	$35.41	$28.4

During the three months ended March 31, 2012, 582,281 PVRSUs vested with a total aggregate intrinsic value of $19.9 million. The Company repurchased 210,664 shares of common stock for an aggregate purchase price of $7.2 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	248,938	$24.44
Granted	640,360	36.30
Vested	(750)	25.84
Forfeited	(150)	37.06

Outstanding at March 31, 2012	888,398	$32.99	$33.1

During the three months ended March 31, 2012, the Company granted 640,360 restricted stock units to certain employees with an aggregate fair value of $23.2 million. Restricted stock units granted to executive management will vest annually in five equal installments beginning on January 1, 2013. Restricted stock units granted to non-executive management will vest annually in four equal installments beginning on the first business day in 2013.

These restricted stock units previously issued to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units granted prior to 2011, each director’s restricted stock units will automatically be converted into deferred stock units, and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service. Upon vesting of restricted stock units that were granted in 2011, each director’s restricted stock units will automatically be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15, 2012.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

Share Repurchase Program

On March 14, 2012, the Company announced the resumption of its three-year share repurchase program authorized by the Board of Directors in 2010, under which the Company may purchase up to $300 million in value of its Class A common shares. Prior to this date, the Company had previously repurchased approximately 4.5 million shares of stock at a total of $114.7 million. Share repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors.

During the three months ended March 31, 2012, the Company repurchased 0.7 million shares of its Class A common stock at an average price of $36.39 per share for a total purchase price of $23.8 million. As of March 31, 2012, a total of 5.2 million shares at an average price of $26.86 per share had been repurchased under this program for an aggregate purchase price of $138.5 million. All repurchased shares are accounted for as treasury shares.

9.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2012
Computation of basic net income per common share:
Income from continuing operations	$33,465	$33,962
Income from discontinued operations, net of tax	38,510	—

Net income	$71,975	$33,962

Weighted average common shares and participating securities outstanding – basic	73,938	67,205

Basic net income per common share from:
Continuing operations	$0.45	$0.51
Discontinued operations	0.52	—

Basic net income per common share	$0.97	$0.51

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	73,938	67,205
Effect of dilutive securities:
Stock-based awards	1,347	1,273

Weighted average common shares outstanding – diluted	75,285	68,478

Diluted net income per common share from:
Continuing operations	$0.45	$0.50
Discontinued operations	0.51	—

Diluted net income per common share	$0.96	$0.50

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

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

Stock-based awards to purchase an aggregate of 4,340,519 and 485,906 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended March 31, 2011 and 2012, respectively, due to their anti-dilutive effects.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.

The following table summarizes the activity for each components of total comprehensive income during the three months ended March 31, 2012 (in thousands):

	December 31, 2011	(Loss) Gain	March 31, 2012
Foreign currency translation adjustment	$(780)	$(239)	$(1,019)
Unrealized gains on available-for-sale investments	22	20	42

Accumulated other comprehensive loss	$(758)	$(219)	$(977)

11.	RESTRUCTURING CHARGES

The Company recorded restructuring charges in continuing operations of $0.4 million related to its 2010 management transition plan during the three months ended March 31, 2011 and $0.5 million related to its 2011 restructuring plan during the three months ended March 31, 2012.

The Company recorded restructuring charges in discontinued operations of $1.3 million during the three months ended March 31, 2011. These restructuring charges included charges incurred under its Converged Messaging Services restructuring plan initiated in the fourth quarter of 2008 and completed in the second quarter of 2011.

Restructuring Plans

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a domestic work-force reduction impacting each of its operating segments and recorded severance and severance-related charges of $3.1 million. During the three months ended March 31, 2012, the Company incurred additional severance and severance-related charges of approximately $0.5 million. The Company expects to pay approximately $1.0 million in remaining severance and severance-related payments through the second quarter of 2012.

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a work-force reduction impacting its Carrier Services and Enterprise Services operating segments and recorded severance and severance-related charges of $3.8 million. During the first quarter of 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $0.4 million in remaining severance and severance-related payments through the third quarter of 2012.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

Converged Messaging Services, Discontinued Operations

Beginning in the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s Converged Messaging Services business, previously known as the Company’s Next Generation Messaging business, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. In the third quarter of 2009 and the fourth quarter of 2010, the Company extended the restructuring plan to include further headcount reductions and closure of certain additional facilities. During 2011, the Company sold certain assets and liabilities of Neustar NGM Services, Inc. and its subsidiaries used in the Converged Messaging Services business, and completed the wind-down of the residual operations of its Converged Messaging Services business. Restructuring charges for all periods presented have been reclassified into “Income from discontinued operations, net of tax” in the Company’s consolidated statements of operations.

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

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the three months ended March 31, 2012 are as follows (in thousands):

	December 31, 2011	Additional Costs	Cash Payments	Adjustments	March 31, 2012
Converged Messaging Services:
Lease and facilities exit costs	$609	$—	$(211)	$—	$398

Total Converged Messaging Services	609	—	(211)	—	398
2011 Management Transition:
Severance and related costs	2,833	615	(2,397)	(69)	982
2010 Management Transition:
Severance and related costs	919	—	(528)	(24)	367

Total restructuring plans	$4,361	$615	$(3,136)	$(93)	$1,747

12.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,
	2011	2012
Interest and other expense:
Interest expense	$209	$8,613
Loss (gain) on asset disposals	112	(130)
Foreign currency transaction loss (gain)	26	(290)

Total	$347	$8,193

Interest and other income:
Interest income	$203	$229

Total	$203	$229

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

13.	INCOME TAXES

The Company’s effective tax rate from continuing operations decreased to 39.8% for the three months ended March 31, 2012 from 40.4% for three months ended March 31, 2011 primarily due to a settlement of an Internal Revenue Service examination during the first quarter of 2011.

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

As of December 31, 2011 and March 31, 2012, the Company had unrecognized tax benefits of $1.6 million and $1.5 million, respectively, of which $1.6 million and $1.5 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2011 and 2012, the Company recognized potential interest and penalties of $39,000 and $51,000, respectively, including interest related to uncertain tax positions of companies acquired during the year. As of December 31, 2011 and March 31, 2012, the Company had established reserves of approximately $153,000 and $204,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $565,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

14.	SEGMENT INFORMATION

The Company has three operating segments, reflective of the manner in which the chief operating decision maker (CODM) allocates resources and assesses performance: Carrier Services, Enterprise Services, and Information Services. On November 8, 2011, the Company completed its acquisition of TARGUSinfo and introduced its new Information Services operating segment. The Company’s operating segments are the same as its reportable segments.

The Company’s Carrier Services operating segment provides services that ensure the seamless connection of its carrier customers’ numerous networks, while also enhancing the capabilities and performance of its customers’ infrastructure. The Company enables its carrier customers to use, exchange and share critical resources, such as telephone numbers, to facilitate order management and work flow processing among carriers, and allows operators to manage and optimize the addressing and routing of IP communications.

The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as IIS. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides fixed IP geolocation services that help enterprises identify the location of their consumers used in a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

The Company’s Information Services segment provides a broad portfolio of real-time information and analytics services that enable clients to identify, verify and score their customers and prospective customers, or prospects, to deliver customized responses to a large number of consumer-initiated queries. As an example, the Company provides marketers with the ability to tailor offers made to consumers over the telephone or on the Internet in real time. The Company is one of the largest non-carrier providers of Caller ID services, and provides a comprehensive market analytics platform that enables clients to segment and score customers and prospects for real-time interactive marketing initiatives. Additionally, the Company’s business listings identity management service provides local businesses and local search platforms with a single, trusted source of verified business listings for local searches. The Company’s online audience solution enables online advertisers to display relevant advertisements to specific audiences, increasing the effectiveness of online advertising and delivering a more useful online experience for consumers using a database and targeting system that protect a consumer’s privacy.

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

Information for the three months ended March 31, 2011 and 2012 regarding the Company’s reportable segments from continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Revenue:
Carrier Services	$109,615	$124,373
Enterprise Services	36,480	39,485
Information Services	—	35,724

Total revenue	$146,095	$199,582

Segment contribution:
Carrier Services	$96,579	$108,446
Enterprise Services	15,651	16,731
Information Services	—	18,014

Total segment contribution	112,230	143,191

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	19,627	24,269
Sales and marketing	3,825	5,730
Research and development	3,598	4,860
General and administrative	19,287	20,718
Depreciation and amortization	9,146	22,706
Restructuring charges	432	522

Income from operations	$56,315	$64,386

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the three months ended March 31, 2011 and 2012, and geographic area long-lived assets as of December 31, 2011 and March 31, 2012 are as follows (in thousands):

	00000000000	00000000000
	Three Months Ended March 31,
	2011	2012
Revenues by geographical areas:
North America	$137,093	$189,348
Europe and Middle East	5,565	6,293
Other regions	3,437	3,941

Total revenues	$146,095	$199,582

	00000000000	00000000000
	Three Months Ended March 31,
	2011	2012
Revenues by service offerings:
Carrier Services:
Numbering Services	$99,426	$110,489
Order Management Services	7,144	10,910
IP Services	3,045	2,974

Total Carrier Services	109,615	124,373
Enterprise Services:
Internet Infrastructure Services	20,404	21,723
Registry Services	16,076	17,762

Total Enterprise Services	36,480	39,485
Information Services:
Identification Services	—	22,719
Verification & Analytics Services	—	8,236
Local Search & Licensed Data Services	—	4,769

Total Information Services	—	35,724

Total revenues	$146,095	$199,582

	00000000000	00000000000
	December 31, 2011	March 31, 2012
Long-lived assets, net
North America	$438,799	$428,351
Central America	45	33
Europe and Middle East	25	22
Other regions	1	1

Total long-lived assets, net	$438,870	$428,407

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During the first quarter of 2012, we continued to experience increased demand for our Enterprise Services. In particular, revenue from Registry Services grew 10% compared to the first quarter of 2011 due to an increase of 14% in the number of common short codes under management and an increase of 12% in the number of domain names under management. Revenue under our contracts to provide NPAC Services increased 12% driven by an increase in the fixed fee established under our contracts. Also in the first quarter, we generated $35.7 million from our Information Services operating segment. This operating segment was created as a result of the TARGUSinfo acquisition completed in the fourth quarter of 2011.

We continued to focus on positioning our company for future growth by integrating TARGUSinfo’s administrative functions with our existing systems and processes, streamlining our business activities, leveraging our operational capabilities in new areas and continuing to develop an entrepreneurial, customer-focused organization. We developed new customer relationships and invested modestly in growth opportunities that leveraged our core competencies, which include managing directories and providing real-time information and analytics derived from addresses.

During the first quarter of 2012, we continued our capital allocation strategy of returning cash to shareholders through a share repurchase program. On March 14, 2012, we resumed our three-year share repurchase program to purchase up to $300 million in value of our Class A common shares. Prior to this date, we repurchased approximately 4.5 million shares of stock at a total of $114.7 million. During the first quarter of 2012, we repurchased approximately 655,000 shares of our common stock at an average price of $36.39 per share for a total of $23.8 million. As of March 31, 2012, the remaining authorized amount under our share repurchase program is approximately $161.3 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures in this report.

Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, for certain matters that may bear on our results of operations.

The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation cost is reversed. As of March 31, 2012, we estimated that the level of achievement of the performance targets for performance vested restricted stock units granted during 2012 was 100%.

Consolidated Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2012

The following table presents an overview of our results of operations for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$109,615	$124,373	$14,758	13.5%
Enterprise Services	36,480	39,485	3,005	8.2%
Information Services	—	35,724	35,724	100.0%

Total revenue	146,095	199,582	53,487	36.6%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	31,052	44,898	13,846	44.6%
Sales and marketing	24,939	38,353	13,414	53.8%
Research and development	3,996	7,724	3,728	93.3%
General and administrative	20,215	20,993	778	3.8%
Depreciation and amortization	9,146	22,706	13,560	148.3%
Restructuring charges	432	522	90	20.8%

	89,780	135,196	45,416	50.6%

Income from operations	56,315	64,386	8,071	14.3%
Other (expense) income:
Interest and other expense	(347)	(8,193)	(7,846)	2,261.1%
Interest and other income	203	229	26	12.8%

Income from continuing operations before income taxes	56,171	56,422	251	0.4%
Provision for income taxes, continuing operations	22,706	22,460	(246)	(1.1)%

Income from continuing operations	33,465	33,962	497	1.5%
Income from discontinued operations, net of tax	38,510	—	(38,510)	(100.0)%

Net income	$71,975	$33,962	$(38,013)	(52.8)%

Basic net income per common share:
Continuing operations	$0.45	$0.51
Discontinued operations	0.52	—

Basic net income per common share	$0.97	$0.51

Diluted net income per common share:
Continuing operations	$0.45	$0.50
Discontinued operations	0.51	—

Diluted net income per common share	$0.96	$0.50

Weighted average common shares outstanding:
Basic	73,938	67,205

Diluted	75,285	68,478

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $14.8 million due to an increase of $11.1 million in revenue from Numbering Services and an increase of $3.8 million in revenue from Order Management Services, or OMS. The $11.1 million increase in revenue from Numbering Services was primarily the result of an $11.3 million increase in the fixed fee established under our contracts to provide NPAC Services. The increase in revenue from OMS was due to the acquisition of our licensed order management services in the third quarter of 2011 and greater demand and usage from existing customers.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $3.0 million due to an increase of $1.7 million in revenue from Registry Services. This increase was primarily due to an increase in the number of common short codes and domain names under management. In addition, revenue from Internet Infrastructure Services, or IIS, increased $1.3 million primarily due to increased demand for our managed domain name systems, or DNS, solutions, to direct and manage Internet traffic.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $35.7 million, comprised of $22.7 million in Identification Services, $8.2 million in Verification & Analytics Services, and $4.8 million in Local Search and Licensed Data Services.

Expense

Cost of revenue. Cost of revenue increased $13.8 million, including $9.0 million of operating costs related to acquisitions completed subsequent to March 31, 2011. The overall increase of $13.8 million in cost of revenue was due to a $5.8 million increase in personnel and personnel-related expense. This increase in personnel and personnel-related expense was due to increased headcount in our technology teams to support system enhancements for new and existing service offerings. In addition, costs relating to our information technology and systems, including data processing costs and general facilities costs, increased $4.3 million due to growth in our business and ongoing operations. Furthermore, royalty expense increased $2.1 million and contractor costs increased $1.6 million as a result of increased costs incurred for customer deployment and customer support.

Sales and marketing. Sales and marketing expense increased $13.4 million, including $9.1 million of operating costs related to acquisitions subsequent to March 31, 2011. The overall increase of $13.4 million in sales and marketing expense was due to an $11.5 million increase in personnel and personnel-related expense related to our expanded sales and marketing teams to support our new and diversified service offerings. In addition, advertising and external marketing costs increased $2.2 million to increase brand awareness.

Research and development. Research and development expense increased $3.7 million, including $2.3 million of operating costs related to acquisitions subsequent to March 31, 2011. The overall increase of $3.7 million in research and development expense was due to an increase of $2.8 million in personnel and personnel-related expense due to new development initiatives. In addition, contractor costs increased $0.9 million to augment internal development resources.

General and administrative. General and administrative expense increased $0.8 million, including $3.0 million of operating costs related to acquisitions subsequent to March 31, 2011. The overall increase of $0.8 million was primarily due to an increase of $1.1 million in personnel and personnel-related expense. This increase was comprised of a $3.3 million increase related to headcount additions to support business operations and the completion of the senior management team, partially offset by a decrease of $2.2 million in stock-based compensation expense. Of this $2.2 million decrease in stock-based compensation expense, $1.2 million resulted from higher expense recorded during the first quarter of 2011 for the departure of certain senior executives for which there was no corresponding expense in the first quarter of 2012.

Depreciation and amortization. Depreciation and amortization expense increased $13.6 million, including $12.3 million in expense related to acquisitions subsequent to March 31, 2011. The overall increase of $13.6 million was due to an increase in amortization expense of $11.4 million as a result of the amortization of intangible assets acquired in connection with acquisitions of our Information Services business and licensed order management assets. In addition, depreciation expense increased $2.7 million due to acquisitions of new property and equipment, including furniture and fixtures and leasehold improvements.

Restructuring charges. Restructuring charges increased $0.1 million due to severance and severance-related expense of $0.5 million attributable to our 2011 domestic work-force reduction initiated in the fourth quarter of 2011, partially offset by a decrease in severance and severance-related expense of $0.4 million attributable to our 2010 management transition plan.

Interest and other expense. Interest and other expense increased $7.8 million due to an $8.4 million increase in interest expense attributable to our 2011 credit facility, including amortization of related deferred financing costs. This increase was partially offset by a decrease of $0.3 million in foreign currency losses.

Interest and other income. Interest and other income for the three months ended March 31, 2012 was comparable to the interest and other income for the three months ended March 31, 2011.

Provision for income taxes, continuing operations. Our estimated annual effective tax rate decreased to 39.8% for the three months ended March 31, 2012 from 40.4% for the three months ended March 31, 2011 primarily due to a settlement of an Internal Revenue Service examination during the first quarter of 2011.

Income from discontinued operations, net of tax. During the second quarter of 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of Neustar NGM Services, Inc., or NGM Services, and its subsidiaries. The financial results for the three months ended March 31, 2011 and 2012 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations. We intend to treat the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. As a result, we recorded a discrete income tax benefit of $42.7 million in the three months ended March 31, 2011.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended March 31, 2011 and 2012 (in thousands):

	Three Months Ended March 31,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
Revenue:
Carrier Services	$109,615	$124,373	$14,758	13.5%
Enterprise Services	36,480	39,485	3,005	8.2%
Information Services	—	35,724	35,724	100.0%

Total revenue	$146,095	$199,582	$53,487	36.6%

Segment contribution:
Carrier Services	$96,579	$108,446	$11,867	12.3%
Enterprise Services	15,651	16,731	1,080	6.9%
Information Services	—	18,014	18,014	100.0%

Total segment contribution	112,230	143,191	30,961	27.6%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	19,627	24,269	4,642	23.7%
Sales and marketing	3,825	5,730	1,905	49.8%
Research and development	3,598	4,860	1,262	35.1%
General and administrative	19,287	20,718	1,431	7.4%
Depreciation and amortization	9,146	22,706	13,560	148.3%
Restructuring charges	432	522	90	20.8%

Income from operations	$56,315	$64,386	$8,071	14.3%

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

The following is a discussion of our operating segment results for the three months ended March 31, 2011 and 2012:

Carrier Services. Revenue from our Carrier Services operating segment increased $14.8 million due to an increase of $11.1 million in revenue from Numbering Services and an increase of $3.8 million in revenue from OMS. The $11.1 million increase in revenue from our Numbering Services was primarily the result of an $11.3 million increase in the fixed fee established under our contracts to provide NPAC services. The increase in revenue from OMS was due to the acquisition of our licensed order management services completed in the third quarter of 2011 and greater demand from existing customers. Segment operating costs for Carrier Services totaled $15.9 million, an increase of $2.9 million. This increase in segment operating costs was primarily driven by the acquisition of our licensed order management services. In particular, personnel and personnel-related expense increased $2.7 million due to increased headcount attributable to the acquisition and to support revenue growth. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $108.4 million, an increase of $11.9 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $3.0 million due to an increase of $1.7 million in revenue from Registry Services primarily due to an increase in the number of common short codes and domain names under management. In addition, revenue from IIS increased $1.3 million primarily due to our DNS solutions. Segment operating costs for Enterprise Services totaled $22.8 million, an increase of $1.9 million. This increase in segment operating costs was due to an increase of $1.3 million in personnel and personnel-related expense and an increase of $0.9 million in Registry Services royalty expense driven by increased revenue from managing a larger number of common short codes and domain names. These increases were partially offset by a decrease of $0.6 million in general facilities costs and network costs. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $16.7 million, an increase of $1.1 million.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $35.7 million, comprised of $22.7 million in Identification Services, $8.2 million in Verification & Analytics Services, and $4.8 million in Local Search and Licensed Data Services. Segment operating costs for Information Services totaled $17.7 million and included $12.4 million in personnel and personnel-related expense, $4.3 million in costs related to our information technology and systems and $1.0 million in data processing costs and general facilities costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $18.0 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures, debt service requirements, facility expansions and acquisitions. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.

Total cash, cash equivalents and investments were $188.7 million at March 31, 2012, an increase of $53.4 million from $135.3 million at December 31, 2011. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Credit Facilities

On November 8, 2011, we entered into a credit agreement that includes: (1) a $600 million senior secured term loan facility, or Term Facility; and (2) a $100 million senior secured revolving credit facility, or Revolving Facility, and together with the Term Facility, the 2011 Facilities. The Revolving Facility matures on November 8, 2016, and the Term Facility matures on November 8, 2018. The entire $600 million Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. We did not borrow any amounts under the Revolving Facility in 2011 or through March 31, 2012.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments. The loans outstanding under the credit facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the Term Facility is deemed to be not less than 2.25% per annum or (ii) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (i) in respect of the Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (ii) in respect of the Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the Term Facility is payable quarterly beginning on February 8, 2012. As of March 31, 2012, the annual interest rate on the Term Facility was 5%. The accrued interest under the Revolving Facility is due on the last day of the quarter starting on December 31, 2011.

The Term Facility has a 1% prepayment fee in the event it is refinanced within the first year of issuance. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on our leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. As of March 31, 2012, we estimated a mandatory prepayment of approximately $54.5 million to be payable in the first quarter of 2013 and reclassified this estimated prepayment amount from long-term note payable to current note payable.

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the three months ended March 31, 2012, we were in compliance with these covenants. Further, we believe these covenants will not restrict our ability to execute our business plan.

As of March 31, 2012, our outstanding borrowings under the Term Facility were $588.4 million and accrued interest under the Facilities was $4.5 million. As of March 31, 2012, the Company’s available borrowings under the Revolving Facility were $100 million.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the three months ended March 31, 2012 was $60.0 million, as compared to $45.2 million for the three months ended March 31, 2011. This $14.8 million increase in net cash provided by operating activities was the result of a decrease in net income of $38.0 million, an increase in non-cash adjustments of $2.5 million, and an increase in net changes in operating assets and liabilities of $50.3 million.

Net income decreased $38.0 million primarily due to a tax benefit of $42.7 million recorded in the first quarter of 2011 and related to a worthless stock deduction for the common stock of Neustar NGM Services, Inc.

Non-cash adjustments increased $2.5 million due to an increase of $13.2 million in depreciation and amortization expense. This increase in non-cash adjustments was partially offset by a decrease of $4.6 million in excess tax benefits from stock option exercises, a decrease of $2.4 million in stock-based compensation, a decrease of $2.1 million in deferred income taxes, and a decrease of $1.9 million in loss on sale, recorded in the first quarter of 2011, attributable to the sale of certain assets liabilities of our Converged Messaging Services business.

Net changes in operating assets and liabilities increased $50.3 million primarily due to a decrease of $64.3 million in income taxes receivable, primarily the result of the tax benefit we recorded in the first quarter of 2011 in connection with a deduction for the loss on worthless stock, a decrease of $8.3 million in prepaid expenses and other current assets, and an increase of $8.3 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by a decrease of $15.9 million in accounts payable and accrued expenses, a net change of $13.1 million attributable to net increases in accounts and unbilled receivables, and a decrease of $1.1 million in accrued restructuring.

Cash flows from investing

Net cash used in investing activities for the three months ended March 31, 2012 was $8.2 million, as compared to $58.4 million for three months ended March 31, 2011. This $50.2 million decrease in net cash used in investing activities was primarily due to a decrease of $45.4 million in investment purchases, a decrease of $3.6 million in cash used for purchases of property and equipment and an increase of $1.1 million in cash received from the sale of investments.

Cash flows from financing

Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2012, as compared to net cash used in financing activities of $21.7 million for the three months ended March 31, 2011. This $25.2 million increase in net cash provided by financing activities was primarily due to an increase of $25.5 million in proceeds from the exercise of stock options, an increase of $9.2 million in restricted cash, recorded in the first quarter of 2011, primarily used to collateralize our outstanding letters of credit, and an increase of $4.6 million in excess tax benefits from stock-based compensation. These increases in cash provided by financing activities were partially offset by an increase of $8.2 million in cash used for the repurchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings and an increase of $5.4 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs.

Recent Accounting Pronouncements

See Note 2 to our Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report for a discussion of the effects of recent accounting pronouncements.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since December 31, 2011.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed with the SEC on February 29, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 through January 31, 2012	220,881	$34.24	—	$185,299,019
February 1 through February 29, 2012	36,424	35.32	—	185,299,019
March 1 through March 31, 2012	656,379	36.39	655,000	161,461,573

Total	913,684	$35.83	655,000	$161,461,573

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.
2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 258,624 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.
(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: April 26, 2012	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 10, 2011, by and among NeuStar, Inc., Tumi Merger Sub, Inc., Targus Information Corporation and Michael M. Sullivan, as Stockholder Representative, incorporated herein by reference to Exhibit 2.1 to NeuStar’s Current Report on Form 8-K, filed October 11, 2011.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed December 16, 2010.

10.38	Separation Agreement, dated January 11, 2012, between Douglas Arnold and Neustar, incorporated herein by reference to Exhibit 99.3 to NeuStar’s Current Report on Form 8-K, filed January 13, 2012.†

10.39	Form of Restricted Stock Unit Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed March 2, 2012.†

10.40	Form of Performance-Vested Restricted Stock Unit Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to NeuStar’s Current Report on Form 8-K, filed March 2, 2012.†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

†	Compensatory Arrangement
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.