Form 10-Q
period 2012-06-30
NEUSTAR INC
filed 2012-07-26
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 66,407,535 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at July 20, 2012.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,237	$224,635
Restricted cash	10,251	10,247
Short-term investments	10,545	10,381
Accounts receivable, net of allowance for doubtful accounts of $1,942 and $2,952, respectively	106,274	127,210
Unbilled receivables	5,551	8,439
Notes receivable	2,786	2,870
Prepaid expenses and other current assets	30,166	19,091
Deferred costs	8,174	7,764
Income taxes receivable	38,687	—
Deferred tax assets	6,264	7,738

Total current assets	340,935	418,375

Long-term investments	2,506	—
Property and equipment, net	100,102	108,651
Goodwill	573,307	573,307
Intangible assets, net	338,768	313,625
Notes receivable, long-term	3,748	2,291
Deferred costs, long-term	701	831
Other assets, long-term	22,767	20,942

Total assets	$1,382,834	$1,438,022

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385	$3,569
Accrued expenses	79,334	61,156
Income taxes payable	—	6,126
Deferred revenue	41,080	47,597
Note payable	4,856	59,336
Capital lease obligations	3,065	3,094
Accrued restructuring reserve	4,361	1,287
Other liabilities	5,317	3,660

Total current liabilities	145,398	185,825

Deferred revenue, long-term	10,363	10,392
Note payable, long-term	584,809	527,892
Capital lease obligations, long-term	1,918	1,011
Deferred tax liability, long-term	121,237	120,222
Other liabilities, long-term	16,475	18,375

Total liabilities	880,200	863,717

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and June 30, 2012	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 82,959,411 and 85,117,381 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	83	85
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	—	—
Additional paid-in capital	436,598	493,790
Treasury stock, 16,807,932 and 18,473,005 shares at December 31, 2011 and June 30, 2012, respectively, at cost	(495,790)	(553,909)
Accumulated other comprehensive loss	(758)	(716)
Retained earnings	562,501	635,055

Total stockholders’ equity	502,634	574,305

Total liabilities and stockholders’ equity	$1,382,834	$1,438,022

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Carrier Services	$110,834	$126,347	$220,449	$250,720
Enterprise Services	36,849	42,089	73,329	81,574
Information Services	—	38,026	—	73,750

Total revenue	147,683	206,462	293,778	406,044
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	31,417	46,127	62,469	91,025
Sales and marketing	26,267	41,073	51,206	79,426
Research and development	3,441	8,096	7,437	15,820
General and administrative	21,949	20,091	42,164	41,084
Depreciation and amortization	9,386	22,713	18,532	45,419
Restructuring (recoveries) charges	(12)	2	420	524

	92,448	138,102	182,228	273,298

Income from operations	55,235	68,360	111,550	132,746
Other (expense) income:
Interest and other expense	(126)	(8,404)	(473)	(16,597)
Interest and other income	930	110	1,133	339

Income from continuing operations before income taxes	56,039	60,066	112,210	116,488
Provision for income taxes, continuing operations	22,423	21,474	45,129	43,934

Income from continuing operations	33,616	38,592	67,081	72,554
(Loss) income from discontinued operations, net of tax	(1,261)	—	37,249	—

Net income	$32,355	$38,592	$104,330	$72,554

Basic net income per common share:
Continuing operations	$0.46	$0.58	$0.91	$1.08
Discontinued operations	(0.02)	—	0.50	—

Basic net income per common share	$0.44	$0.58	$1.41	$1.08

Diluted net income per common share:
Continuing operations	$0.45	$0.57	$0.89	$1.06
Discontinued operations	(0.02)	—	0.50	—

Diluted net income per common share	$0.43	$0.57	$1.39	$1.06

Weighted average common shares outstanding:
Basic	73,807	66,917	73,872	67,060

Diluted	75,015	67,887	75,129	68,132

Comprehensive income	$31,923	$38,853	$103,984	$72,596

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2012
Operating activities:
Net income	$104,330	$72,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,161	45,419
Stock-based compensation	12,612	10,950
Amortization of deferred financing costs and original discount on debt	85	1,974
Excess tax benefits from stock option exercises	(3,279)	(8,123)
Deferred income taxes	(632)	(2,218)
Provision for doubtful accounts	1,544	1,881
Gain on available-for-sale investments	(673)	—
Amortization of investment premium (discount), net	1,607	282
Loss on asset sale	1,933	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(995)	(23,401)
Unbilled receivables	6,402	(2,888)
Notes receivable	(6,276)	1,373
Prepaid expenses and other current assets	1,101	11,158
Deferred costs	(650)	280
Income taxes receivable	(15,874)	46,811
Other assets	316	515
Other liabilities	(2,071)	(1,857)
Accounts payable and accrued expenses	(3,005)	(22,720)
Income taxes payable	1,689	6,126
Accrued restructuring reserve	(2,221)	(3,074)
Deferred revenue	(1,221)	6,545

Net cash provided by operating activities	113,883	141,587
Investing activities:
Purchases of property and equipment	(24,954)	(24,484)
Sales and maturities of investments	33,284	2,380
Purchases of investments	(71,031)	—

Net cash used in investing activities	(62,701)	(22,104)
Financing activities:
(Increase) decrease in restricted cash	(8,927)	4
Principal repayments on note payable	—	(3,000)
Principal repayments on capital lease obligations	(4,510)	(1,892)
Proceeds from exercise of common stock options	10,506	38,131
Excess tax benefits from stock-based compensation	3,279	8,123
Repurchase of restricted stock awards	(1,305)	(9,301)
Repurchase of common stock	(36,683)	(48,818)

Net cash used in financing activities	(37,640)	(16,753)
Effect of foreign exchange rates on cash and cash equivalents	(114)	(332)

Net increase in cash and cash equivalents	13,428	102,398
Cash and cash equivalents at beginning of period	331,570	122,237

Cash and cash equivalents at end of period	$344,998	$224,635

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company or Neustar) is a trusted, neutral provider of real-time information and analysis to the Internet, telecommunications, entertainment, and marketing industries. Using the Company’s advanced, secure technologies, the Company provides addressing, routing, policy management and authentication services that enable its customers to find their end users, route network traffic to the optimal location and verify end-user identity. The Company provides services to both communications service providers, or carriers, and commercial businesses, or enterprises. With the Company’s expertise in database management and analysis, the Company also provides cyber security and marketing information and analysis to its customers.

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

•

Enterprise Services. The Company’s enterprise services include Internet infrastructure services (IIS) and registry services. Through the Company’s global directory platform, the Company provides a suite of DNS services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. In addition, the Company operates the digital content authentication directory, which supports the UltraVioletTM digital content locker by which consumers can gain access to their entertainment content.

•

Information Services. The Company’s information services include on-demand solutions that help carriers and enterprises identify, verify, score and locate customers and prospective customers. The Company’s authoritative databases and solutions enable its clients to return the caller name associated with the calling phone number and to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behaviors and location. This allows the Company’s customers to offer consumers more relevant services and products, and leads to higher client conversion rates. Using the Company’s proprietary databases, the Company’s online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K) filed with the Securities and Exchange Commission (SEC).

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its investments using third–party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating) (see Note 5). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate market rates.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$122,237	$122,237	$224,635	$224,635
Restricted cash (current assets)	$10,251	$10,251	$10,247	$10,247
Short-term investments	$10,545	$10,545	$10,381	$10,381
Notes receivable (including current portion)	$6,534	$6,534	$5,161	$5,161
Marketable securities (other assets, long-term)	$4,008	$4,008	$4,260	$4,260
Long-term investments	$2,506	$2,506	$—	$—
Deferred compensation (other liabilities, long-term)	$4,028	$4,028	$3,828	$3,828
Note payable (including current portion)	$589,665	$589,665	$587,228	$587,228

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

Restricted Cash

As of December 31, 2011 and June 30, 2012, restricted cash was $10.3 million and $10.2 million, respectively. As of December 31, 2011 and June 30, 2012, cash of $9.2 million and $9.1 million was restricted as collateral for the Company’s outstanding letters of credit, respectively. As of both December 31, 2011 and June 30, 2012, cash of $1.1 million was restricted for deposits on leased facilities.

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standard Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of the amended accounting guidance impacted the Company’s presentation of other comprehensive income and did not have an impact on the Company’s consolidated results of operations.

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

The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Carrier Services segment in the Company’s consolidated statement of operations since the date of acquisition. Of the total purchase price, the Company recorded $20.3 million of goodwill, $21.7 million of definite-lived intangible assets, and $3.0 million of net liabilities. The definite-lived intangible assets consist of $18.9 million of customer relationships and $2.8 million of acquired technology. The Company is amortizing customer relationships and acquired technology on a straight-line basis over an estimated useful life of 10 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is $19.7 million.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Information Services segment in the Company’s consolidated statement of operations since the date of acquisition.

The total purchase price was approximately $657.5 million, consisting of cash consideration of $656.8 million and non-cash consideration of $0.7 million attributable to the assumption of TARGUSinfo options. Of the total cash consideration, approximately $43.5 million was deposited in an escrow account, of which $40.0 million is available to satisfy indemnification claims for breaches of the agreement and plan of merger. An additional $3.0 million and $0.5 million of the merger consideration payable to the stockholders of TARGUSinfo was deposited into separate escrow accounts and was available to fund purchase price adjustments required under the merger agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. As of June 30, 2012, the remaining escrow to satisfy indemnification claims and to reimburse certain costs and expenses of the stockholder representative were $39.4 million and $0.5 million, respectively. During the three months ended March 31, 2012, the purchase price escrow of $3.0 million was distributed and such distribution did not result in an adjustment to the purchase price or goodwill. As of June 30, 2012, outstanding escrow claims of $0.5 million reduced the Company’s original purchase price as further discussed below. The funds in the indemnity escrow account will remain in escrow for a one-year period from the date of acquisition (unless claims are pending at such time), after which remaining proceeds will be distributed to the TARGUSinfo stockholders.

Under the acquisition method of accounting, the total estimated purchase price was allocated to TARGUSinfo’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 8, 2011. Of the total purchase price, the Company recorded the preliminary fair value of net tangible and intangible assets acquired and liabilities assumed of approximately $429.7 million of goodwill, $310.2 million of definite-lived intangible assets, and $81.9 million of net liabilities. During the three months ended June 30, 2012, the Company adjusted its preliminary valuation of acquired assets and liabilities assumed based upon new information that was received pertaining to acquisition date fair values. The adjustments related to finalizing the assessment of federal research and development tax credits and the resolution of certain state and local tax liabilities, each pertaining to pre-acquisition tax periods. The consolidated balance sheet as of December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments (see Note 6). The allocation of the purchase price is preliminary pending the finalization of additional income and non-income based tax liabilities. The Company does not expect the finalization of these items to materially impact the purchase price allocation.

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities based on their fair values as of the acquisition date and the effects of the measurement period adjustments recorded in the second quarter of 2012 (in thousands), as discussed above:

Cash and cash equivalents	$1,601
Accounts receivable	23,844
Income tax receivable	15,351
Other assets	14,406
Accounts payable and accrued expenses	(9,689)
Deferred tax liability	(119,012)
Deferred revenue	(3,604)
Other liabilities	(3,926)

Net tangible liabilities assumed	(81,029)
Customer relationships	256,700
Acquired identified technology	46,500
Trade names and trademarks	7,000
Goodwill	428,356

Total purchase price allocation	$657,527

Of the total purchase price, the Company recorded $428.4 million of goodwill, $310.2 million of definite-lived intangible assets, and $81.0 million of net liabilities. The definite-lived intangible assets consist of $256.7 million of customer relationships, $46.5 million of acquired technology, and $7.0 million of trade names and trademarks. The value of customer relationships, acquired technology and trade names and trademarks will be amortized on a straight-line basis over their estimated useful life of 8 years, 5 years and 3 years, respectively. The goodwill balance of $428.4 million is not expected to be deductible for tax purposes.

As a result of the acquisition of TARGUSinfo, the Company recorded a net deferred tax liability of approximately $116.2 million in its preliminary purchase price allocation primarily related to the difference in book and tax basis of identifiable intangibles. As of

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

June 30, 2012, the net deferred tax liability was $106.0 million. The Company also recorded a $14.3 million income tax receivable assumed from TARGUSinfo as a result of the acquisition and accrued $1.2 million for potential sales tax and interest due on TARGUSinfo sales for prior years through 2010. As of June 30, 2012, the income tax receivable assumed from TARGUSinfo was $15.4 million and the accrued potential sales tax and interest due on TARGUSinfo sales for prior years through 2010 was $1.2 million.

Pro Forma Financial Information for acquisition of TARGUSinfo

The following unaudited pro forma financial information summarizes the Company’s results of operations for the three and six months ended June 30, 2011 as if Neustar’s acquisition of TARGUSinfo had been completed as of January 1, 2011. These pro forma amounts (unaudited and in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information presented also includes the effect of the related financing, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Pro forma revenue	$187,914	$368,354

Pro forma income from operations	$64,602	$123,904

Pro forma net income	$34,015	$64,307

4. INVESTMENTS

As of December 31, 2011 and June 30, 2012, the Company held approximately $13.1 million and $10.4 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments -Debt and Equity Securities Topic of the FASB ASC. During the three and six months ended June 30, 2011, the Company sold approximately $33.0 million and $33.3 million, respectively, of available-for-sale securities and recognized realized gains of $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2012, the Company sold approximately $1.0 million and $2.4 million, respectively, of available-for-sale securities and recognized minimal net gains for both periods. The Company did not record any impairment charges related to these investments during the six months ended June 30, 2011 and 2012. The following table summarizes the Company’s investment in these pre-refunded municipal bonds as of December 31, 2011 and June 30, 2012 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year	$10,538	$10	$(3)	$10,545
Due after one year through three years	2,500	6	—	2,506

Total	$13,038	$16	$(3)	$13,051

	June 30, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year	$10,376	$6	$(1)	$10,381

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

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

The Company determines the fair value of its investments using third–party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating). The Company corroborates consensus prices provided by third party pricing sources using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information.

The following table sets forth, as of December 31, 2011 and June 30, 2012, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$10,545	$—	$10,545
Municipal bonds (maturities one to three years)	$—	$2,506	$—	$2,506
Marketable securities(1)	$4,008	$—	$—	$4,008

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$10,381	$—	$10,381
Marketable securities(1)	$4,260	$—	$—	$4,260

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the three months ended June 30, 2012, the Company adjusted its preliminary valuation of acquired assets and liabilities assumed based upon new information that was received pertaining to acquisition date fair values (see Note 3). The following table shows the retrospective adjustments made to the balance of goodwill as of December 31, 2011 to reflect the effect of these measurement period adjustments. The Company’s goodwill by operating segment as of December 31, 2011 and June 30, 2012 is as follows (in thousands):

	December 31, 2011 (1)	Adjustments	June 30, 2012
Carrier Services:
Gross goodwill	$222,355	$—	$222,355
Accumulated impairment losses	(93,602)	—	(93,602)

Net goodwill	128,753	—	128,753

Enterprise Services:
Gross goodwill	16,198	—	16,198
Accumulated impairment losses	—	—	—

Net goodwill	16,198	—	16,198

Information Services:
Gross goodwill	429,700	(1,344)	428,356
Accumulated impairment losses	—	—	—

Net goodwill	429,700	(1,344)	428,356

Total:
Gross goodwill	668,253	(1,344)	666,909
Accumulated impairment losses	(93,602)	—	(93,602)

Net goodwill	$574,651	$(1,344)	$573,307

(1)	Balance as originally reported at December 31, 2011 prior to the reflection of measurement period adjustments.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2011	June 30, 2012	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$315,098	$315,098	7.9
Accumulated amortization	(32,615)	(51,074)

Customer lists and relationships, net	282,483	264,024

Acquired technology	58,859	58,859	4.8
Accumulated amortization	(9,493)	(14,940)

Acquired technology, net	49,366	43,919

Trade name	7,630	7,630	3.0
Accumulated amortization	(711)	(1,948)

Trade name, net	6,919	5,682

Intangible assets, net	$338,768	$313,625

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.1 million and $12.5 million for the three months ended June 30, 2011 and 2012, respectively, and $2.2 million and $25.1 million for the six months ended June 30, 2011 and 2012, respectively. Amortization expense related to intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is expected to be approximately $50.3 million, $48.9 million, $47.9 million, $45.9 million, $44.1 million and $101.7 million, respectively. Intangible assets as of June 30, 2012 will be fully amortized during the year ended December 31, 2021.

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

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding may accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2011 Facilities. The Company’s quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the six months ended June 30, 2012, the Company was in compliance with these covenants.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments as further discussed below. As of December 31, 2011 and June 30, 2012, the annual interest rate on the Term Facility was 5%.

The Company paid $10.0 million of loan origination fees related to its 2011 Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2012, respectively, and is reported as interest expense in the consolidated statements of operations.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

The Term Facility has a 1% prepayment fee in the event it is refinanced within the first year of issuance. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on the Company’s leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. As of June 30, 2012, the Company estimated a mandatory prepayment of approximately $54.5 million to be payable in the first quarter of 2013 and reclassified this estimated prepayment amount from long-term note payable to current note payable in the Company’s accompanying unaudited consolidated balance sheets.

As of December 31, 2011 and June 30, 2012, the Company’s outstanding borrowings under the Term Facility were $589.7 million and $587.2 million, respectively, and accrued interest under the 2011 Facilities was $4.5 million and $0.2 million, respectively. As of December 31, 2011 and June 30, 2012, the Company’s available borrowings under the Revolving Facility were $100 million.

8. STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company has five stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); and the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of June 30, 2012, 2,280,211 shares were available for grant or award under the 2009 Plan. An additional 3,000,000 shares, approved by the Company’s stockholders at the June 20, 2012 annual meeting of stockholders, will become available for grant once registered on a Form S-8 filed with the SEC.

On June 20, 2012, at the Company’s annual shareholder meeting, stockholders approved the NeuStar, Inc. Employee Stock Purchase Plan (ESPP). The Company anticipates the ESPP will be made available to its employees in the second quarter of 2013, following the registration of the 600,000 shares available under the ESPP on a Form S-8 filed with the SEC.

Stock-based compensation expense recognized for the three months ended June 30, 2011 and 2012 was $6.0 million and $7.0 million, respectively, and $12.0 million and $11.0 million for the six months ended June 30, 2011 and 2012, respectively. As of June 30, 2012, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $58.6 million, which the Company expects to recognize over a weighted average period of approximately 1.92 years. Total unrecognized compensation expense as of June 30, 2012 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2011 was $8.86 and $8.72, respectively. No options were granted during the six months ended June 30, 2012. The following are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Dividend yield	—%	—%
Expected volatility	36.50%	36.93%
Risk-free interest rate	1.88%	1.72%
Expected life of options (in years)	4.42	4.42

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	6,533,826	$24.15
Options granted	—	—
Options exercised	(1,670,588)	22.83
Options forfeited	(619,297)	22.34

Outstanding at June 30, 2012	4,243,941	$24.93	$35.9	7.3

Exercisable at June 30, 2012	1,815,730	$24.77	$15.7	6.2

The aggregate intrinsic value of options exercised for the six months ended June 30, 2011 and 2012 was $19.2 million and $20.7 million, respectively.

Restricted Stock Awards

The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	644,995	$24.16
Restricted stock granted	—	—
Restricted stock vested	(154,560)	23.46
Restricted stock forfeited	(95,649)	24.16

Outstanding at June 30, 2012	394,786	$24.43	$13.2

The total aggregate intrinsic value of restricted stock vested during the six months ended June 30, 2012 was approximately $5.4 million. During the three and six months ended June 30, 2012, the Company repurchased 9,577 and 57,367 shares of common stock, respectively, for an aggregate purchase price of $0.3 million and $2.0 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the six months ended June 30, 2012, the Company awarded 2,213,780 PVRSUs, of which 601,715 PVRSUs were granted with an aggregate fair value of $21.9 million. For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014. Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goal for the performance period from January 1, 2012 through December 31, 2012 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned (a) by executive management with respect to the first three performance periods will vest on January 1, 2015 and the portion of the

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

award, if any, earned with respect to the final two performance periods will vest on January 1, 2016 and January 1, 2017, respectively; and (b) by non-executive management with respect to all three performance periods will vest 75% of the earned amount on the first business day of 2015, and the remaining 25% of the earned amount on the first business day of 2016. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of June 30, 2012, the Company estimates that it will issue 100% of the performance target awards for PVRSUs granted during 2012.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2011	834,375	$19.97
Granted	601,715	36.34
Vested	(582,281)	15.58
Forfeited	(69,504)	25.97

Non-vested June 30, 2012	784,305	$35.26	$26.2

During the six months ended June 30, 2012, 582,281 PVRSUs vested with a total aggregate intrinsic value of $19.9 million. The Company repurchased 210,664 shares of common stock for an aggregate purchase price of $7.2 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	248,938	$24.44
Granted	706,268	35.98
Vested	(750)	25.84
Forfeited	(9,890)	37.05

Outstanding at June 30, 2012	944,566	$32.94	$31.5

During the six months ended June 30, 2012, the Company granted 706,268 restricted stock units to certain employees with an aggregate fair value of $25.4 million. Restricted stock units granted to executive management will vest annually in five equal installments beginning on January 1, 2013. Restricted stock units granted to non-executive management will vest annually in four equal installments beginning on the first business day in 2013.

The restricted stock units previously issued to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units granted prior to 2011, each director’s restricted stock units will automatically be converted into deferred stock units, and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service. Upon vesting of restricted stock units that were granted in 2011, each director’s restricted stock units will automatically be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15, 2012.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

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

During the three and six months ended June 30, 2012, the Company repurchased 0.7 million shares and 1.4 million shares of its Class A common stock at an average price per share of $33.67 and $34.95, respectively, for a total purchase price of $25.0 million and $48.8 million, respectively. As of June 30, 2012, a total of 5.9 million shares at an average price of $27.72 per share had been repurchased under this program for an aggregate purchase price of $163.5 million. All repurchased shares are accounted for as treasury shares.

9. BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Computation of basic net income per common share:
Income from continuing operations	$33,616	$38,592	$67,081	$72,554
(Loss) income from discontinued operations, net of tax	(1,261)	—	37,249	—

Net income	$32,355	$38,592	$104,330	$72,554

Weighted average common shares and participating securities outstanding – basic	73,807	66,917	73,872	67,060

Basic net income per common share from:
Continuing operations	$0.46	$0.58	$0.91	$1.08
Discontinued operations	(0.02)	—	0.50	—

Basic net income per common share	$0.44	$0.58	$1.41	$1.08

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	73,807	66,917	73,872	67,060
Effect of dilutive securities:
Stock-based awards	1,208	970	1,257	1,072

Weighted average common shares outstanding – diluted	75,015	67,887	75,129	68,132

Diluted net income per common share from:
Continuing operations	$0.45	$0.57	$0.89	$1.06
Discontinued operations	(0.02)	—	0.50	—

Diluted net income per common share	$0.43	$0.57	$1.39	$1.06

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

Stock-based awards to purchase an aggregate of 5,312,684 and 1,966,487 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended June 30, 2011 and 2012, respectively, due to their anti-dilutive effects. Stock-based awards to purchase an aggregate of 4,766,669 and 1,617,941 shares were excluded from the calculation of the denominator for diluted net income per common share for the six months ended June 30, 2011 and 2012, respectively, due to their anti-dilutive effects.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.

The following table summarizes the activity for each component of total comprehensive income during the six months ended June 30, 2012 (in thousands):

	December 31, 2011	(Loss) Gain	June 30, 2012
Foreign currency translation adjustment	$(780)	$(16)	$(796)
Unrealized gains on available-for-sale investments	22	58	80

Accumulated other comprehensive loss	$(758)	$42	$(716)

11. RESTRUCTURING CHARGES

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a domestic work-force reduction impacting each of its operating segments and recorded severance and severance-related charges of $3.1 million. During the six months ended June 30, 2012, the Company incurred additional severance and severance-related charges of approximately $0.5 million. The Company expects to pay approximately $0.8 million in remaining severance and severance-related payments through the second quarter of 2013.

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a work-force reduction impacting its Carrier Services and Enterprise Services operating segments and recorded severance and severance-related charges of $3.8 million. During the first quarter of 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $0.2 million in remaining severance and severance-related payments through the third quarter of 2012.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the six months ended June 30, 2012 are as follows (in thousands):

	December 31, 2011	Additional Costs	Cash Payments	Other Adjustments	June 30, 2012
Converged Messaging Services:
Lease and facilities exit costs	$609	$—	$(320)	$—	$289

Total Converged Messaging Services	609	—	(320)	—	289
2011 Management Transition:
Severance and related costs	2,833	615	(2,608)	(67)	773
2010 Management Transition:
Severance and related costs	919	—	(670)	(24)	225

Total restructuring plans	$4,361	$615	$(3,598)	$(91)	$1,287

12. OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Interest and other expense:
Interest expense	$72	$8,254	$281	$16,867
Loss (gain) on asset disposals	(48)	85	64	(45)
Foreign currency transaction losses (gains)	102	65	128	(225)

Total	$126	$8,404	$473	$16,597

Interest and other income:
Interest income	$257	$110	$460	$339
Available-for sale realized gains	673	—	673	—

Total	$930	$110	$1,133	$339

13. INCOME TAXES

The Company’s effective tax rate from continuing operations decreased to 37.7 % for the six months ended June 30, 2012 from 40.2% for six months ended June 30, 2011 primarily due to the utilization of foreign tax credits against federal income taxes.

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

As of December 31, 2011 and June 30, 2012, the Company had unrecognized tax benefits of $1.6 million and $1.7 million, respectively, of which $1.6 million and $1.7 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2011 and 2012, the Company recognized potential interest and penalties of $9,000 and $39,000, respectively, and $48,000, and $90,000 for the six months ended June 30, 2011 and 2012, respectively, including interest related to uncertain tax positions of companies acquired. As of December 31, 2011 and June 30, 2012, the Company had established reserves of approximately $153,000 and $243,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Internal Revenue Service (IRS) has initiated an examination of the Company’s 2009 federal income tax return. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as IIS. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides fixed IP geolocation services that help enterprises identify the location of their consumers used in a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. In addition, the Company operates the digital content authentication directory, which supports the UltraVioletTM digital content locker by which consumers can gain access to their entertainment content.

The Company’s Information Services operating segment provides a broad portfolio of real-time information and analytics services that enable clients to identify, verify and score their customers and prospective customers, or prospects, to deliver customized responses to a large number of consumer-initiated queries. As an example, the Company provides marketers with the ability to tailor offers made to consumers over the telephone or on the Internet in real time. The Company is one of the largest non-carrier providers of Caller ID services, and provides a comprehensive market analytics platform that enables clients to segment and score customers and prospects for real-time interactive marketing initiatives. The Company’s online audience solution enables online advertisers to display relevant advertisements to specific audiences, increasing the effectiveness of online advertising and delivering a more useful online experience for consumers using a database and targeting system that protect a consumer’s privacy.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

Information for the three and six months ended June 30, 2011 and 2012 regarding the Company’s reportable segments from continuing operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Carrier Services	$110,834	$126,347	$220,449	$250,720
Enterprise Services	36,849	42,089	73,329	81,574
Information Services	—	38,026	—	73,750

Total revenue	$147,683	$206,462	$293,778	$406,044

Segment contribution:
Carrier Services	$97,570	$110,438	$194,149	$218,884
Enterprise Services	15,418	18,866	31,069	35,597
Information Services	—	16,991	—	35,005

Total segment contribution	112,988	146,295	225,218	289,486

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	19,742	24,741	39,369	49,010
Sales and marketing	4,617	6,635	8,442	12,365
Research and development	2,912	4,431	6,510	9,291
General and administrative	21,108	19,413	40,395	40,131
Depreciation and amortization	9,386	22,713	18,532	45,419
Restructuring (recoveries) charges	(12)	2	420	524

Income from operations	$55,235	$68,360	$111,550	$132,746

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the three and six months ended June 30, 2011 and 2012, and geographic area long-lived assets as of December 31, 2011 and June 30, 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues by geographical areas:
North America	$137,996	$194,247	$275,089	$383,595
Europe and Middle East	6,316	7,940	11,881	14,233
Other regions	3,371	4,275	6,808	8,216

Total revenues	$147,683	$206,462	$293,778	$406,044

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues by service offerings:
Carrier Services:
Numbering Services	$98,813	$110,896	$198,239	$221,385
Order Management Services	8,481	10,541	15,625	21,451
IP Services	3,540	4,910	6,585	7,884

Total Carrier Services	110,834	126,347	220,449	250,720
Enterprise Services:
Internet Infrastructure Services	20,117	22,455	40,521	44,178
Registry Services	16,732	19,634	32,808	37,396

Total Enterprise Services	36,849	42,089	73,329	81,574
Information Services:
Identification Services	—	22,957	—	45,676
Verification & Analytics Services	—	9,821	—	18,057
Local Search & Licensed Data Services	—	5,248	—	10,017

Total Information Services	—	38,026	—	73,750

Total revenues	$147,683	$206,462	$293,778	$406,044

	December 31, 2011	June 30, 2012
Long-lived assets, net
North America	$438,799	$422,231
Central America	45	27
Europe and Middle East	25	17
Other regions	1	1

Total long-lived assets, net	$438,870	$422,276

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During the second quarter we continued to experience increased demand for our services. Total revenue for the quarter increased 40% as compared to the second quarter of 2011. Of this growth, our newly formed Information Services segment contributed 26%, while Carrier Services contributed 10% and Enterprise Services contributed 4%.

Carrier Services revenue grew 14% as compared to the second quarter of 2011, driven by a 12% increase in the fixed fee established under our contracts to provide NPAC services. During the quarter, we also saw increased demand for our Enterprise Services, resulting in a 14% year-over-year growth. In particular, revenue from Registry Services grew 17% compared to the second quarter of 2011 due to continued growth in the number of domain names and common short codes under management and an increase in revenue from media services. Additionally, Internet Infrastructure Services, or IIS, revenue grew 12% year-over-year due to increased demand for our protect service offerings.

Further, we continued our capital allocation strategy of returning cash to shareholders through a share repurchase program. During the second quarter of 2012, we repurchased approximately 742,000 shares of our common stock at an average price of $33.67 per share for a total of $25.0 million. As of June 30, 2012, the remaining authorized amount under our share repurchase program is approximately $136.3 million.

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

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation cost is reversed. As of June 30, 2012, we estimated that the level of achievement of the performance targets for performance vested restricted stock units granted during 2012 was 100%.

Consolidated Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2012

The following table presents an overview of our results of operations for the three months ended June 30, 2011 and 2012:

	Three Months Ended June 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$110,834	$126,347	$15,513	14.0%
Enterprise Services	36,849	42,089	5,240	14.2%
Information Services	—	38,026	38,026	100.0%

Total revenue	147,683	206,462	58,779	39.8%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	31,417	46,127	14,710	46.8%
Sales and marketing	26,267	41,073	14,806	56.4%
Research and development	3,441	8,096	4,655	135.3%
General and administrative	21,949	20,091	(1,858)	(8.5)%
Depreciation and amortization	9,386	22,713	13,327	142.0%
Restructuring (recoveries) charges	(12)	2	14	(116.7)%

	92,448	138,102	45,654	49.4%

Income from operations	55,235	68,360	13,125	23.8%
Other (expense) income:
Interest and other expense	(126)	(8,404)	(8,278)	6,569.8%
Interest and other income	930	110	(820)	(88.2)%

Income from continuing operations before income taxes	56,039	60,066	4,027	7.2%
Provision for income taxes, continuing operations	22,423	21,474	(949)	(4.2)%

Income from continuing operations	33,616	38,592	4,976	14.8%
(Loss) income from discontinued operations, net of tax	(1,261)	—	1,261	(100.0)%

Net income	$32,355	$38,592	$6,237	19.3%

Basic net income per common share:
Continuing operations	$0.46	$0.58
Discontinued operations	(0.02)	—

Basic net income per common share	$0.44	$0.58

Diluted net income per common share:
Continuing operations	$0.45	$0.57
Discontinued operations	(0.02)	—

Diluted net income per common share	$0.43	$0.57

Weighted average common shares outstanding:
Basic	73,807	66,917

Diluted	75,015	67,887

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $15.5 million due to an increase of $12.1 million in revenue from Numbering Services and an increase of $2.1 million in revenue from Order Management Services, or OMS. The $12.1 million increase in revenue from Numbering Services was primarily the result of an $11.3 million increase in the fixed fee established under our contracts to provide NPAC Services. The OMS revenue increase was primarily due to our acquisition of numbering assets completed in the third quarter of 2011.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.2 million due to an increase of $2.9 million in revenue from Registry Services. This increase was due to growth in the number of domain names and common short codes under management and revenue from system enhancements in media services. In addition, revenue from Internet Infrastructure Services, or IIS, increased $2.3 million primarily due to increased demand for our managed domain name systems, or DNS, solutions to direct and manage Internet traffic.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $38.0 million, comprised of $23.0 million in Identification Services, $9.8 million in Verification & Analytics Services, and $5.2 million in Local Search and Licensed Data Services.

Expense

Cost of revenue. Cost of revenue increased $14.7 million, including $8.7 million of operating costs related to acquisitions completed subsequent to June 30, 2011. The overall increase of $14.7 million in cost of revenue was due to a $5.0 million increase in personnel and personnel-related expense. This increase in personnel and personnel-related expense was due to increased headcount in our technology teams to support system enhancements for new and existing service offerings. In addition, costs relating to our information technology and systems, including data processing costs and general facilities costs, increased $6.4 million due to growth in our business. Furthermore, royalty expense increased $2.3 million due to revenue growth and contractor costs increased $1.0 million as a result of increased costs incurred for customer deployment.

Sales and marketing. Sales and marketing expense increased $14.8 million, including $11.5 million of operating costs related to acquisitions subsequent to June 30, 2011. The overall increase of $14.8 million in sales and marketing expense was due to an $11.8 million increase in personnel and personnel-related expense related to our expanded sales and marketing teams to support our new and diversified service offerings. In addition, advertising and external marketing costs increased $1.8 million to increase brand awareness and general facilities costs increased $1.2 million.

Research and development. Research and development expense increased $4.7 million, including $3.1 million of operating costs related to acquisitions subsequent to June 30, 2011. The overall increase of $4.7 million in research and development expense was due to an increase of $3.5 million in personnel and personnel-related expense due to new development initiatives. In addition, contractor costs increased $0.6 million to augment internal development resources and general facilities costs increased $0.6 million.

General and administrative. General and administrative expense decreased $1.9 million, including a $1.6 million increase in operating costs related to acquisitions subsequent to June 30, 2011. The overall decrease of $1.9 million was due to a decrease $1.2 million in consulting costs primarily due to costs incurred in the second quarter of 2011 to pursue new business opportunities for which there was no corresponding expense in the second quarter of 2012. In addition, general and administrative facilities costs decreased $0.8 million.

Depreciation and amortization. Depreciation and amortization expense increased $13.3 million, including $12.2 million in expense related to acquisitions subsequent to June 30, 2011. The overall increase of $13.3 million in expense was due to an increase in amortization expense of $11.5 million as a result of the amortization of intangible assets acquired in connection with our acquisitions. In addition, depreciation expense increased $1.8 million due to acquisitions of new property and equipment, including furniture and fixtures and leasehold improvements.

Restructuring (recoveries) charges. Restructuring charges for the three months ended June 30, 2012 was comparable to the restructuring (recoveries) for the three months ended June 30, 2011 and include adjustments to restructuring plans initiated prior to 2012. Restructuring charges recorded in the second quarter of 2012 were attributable to our 2011 domestic work-force reduction initiated in the fourth quarter of 2011. Restructuring recoveries recorded in the second quarter of 2011 were attributable to our 2010 management transition plan.

Interest and other expense. Interest and other expense increased $8.3 million due to an $8.2 million increase in interest expense attributable to our 2011 credit facility, including amortization of related deferred financing costs.

Interest and other income. Interest and other income decreased $0.8 million due to a decrease of $0.7 million in realized gains for our available-for-sale securities sold during the three months June 30, 2011.

Provision for income taxes, continuing operations. Our estimated annual effective tax rate decreased to 35.8% for the three months ended June 30, 2012 from 40.0% for the three months ended June 30, 2011 primarily due to the utilization of foreign tax credits against federal income taxes.

Loss from discontinued operations, net of tax. During the second quarter of 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of Neustar NGM Services, Inc., or NGM Services, and its subsidiaries. The financial results for the three months ended June 30, 2011 and 2012 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended June 30, 2011 and 2012 (in thousands):

	Three Months Ended June 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
Revenue:
Carrier Services	$110,834	$126,347	$15,513	14.0%
Enterprise Services	36,849	42,089	5,240	14.2%
Information Services	—	38,026	38,026	100.0%

Total revenue	$147,683	$206,462	$58,779	39.8%

Segment contribution:
Carrier Services	$97,570	$110,438	$12,868	13.2%
Enterprise Services	15,418	18,866	3,448	22.4%
Information Services	—	16,991	16,991	100.0%

Total segment contribution	112,988	146,295	33,307	29.5%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	19,742	24,741	4,999	25.3%
Sales and marketing	4,617	6,635	2,018	43.7%
Research and development	2,912	4,431	1,519	52.2%
General and administrative	21,108	19,413	(1,695)	(8.0)%
Depreciation and amortization	9,386	22,713	13,327	142.0%
Restructuring (recoveries) charges	(12)	2	14	(116.7)%

Income from operations	$55,235	$68,360	$13,125	23.8%

Segment contribution is determined based on internal performance measures used by the chief operating decision maker, or CODM, to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM reviews revenue and segment contribution, which excludes certain unallocated costs within the following expense classifications: cost of revenue, sales and marketing, research and development and general and administrative. Depreciation and amortization and restructuring (recoveries) charges are also excluded from the segment contribution.

The following is a discussion of our operating segment results for the three months ended June 30, 2011 and 2012:

Carrier Services. Revenue from our Carrier Services operating segment increased $15.5 million due to an increase of $12.1 million in revenue from Numbering Services and an increase of $2.1 million in revenue from OMS. The $12.1 million increase in revenue from Numbering Services was primarily the result of an $11.3 million increase in the fixed fee established under our contracts to provide NPAC Services. The OMS revenue increase was primarily due to our acquisition of numbering assets completed in the third quarter of 2011. Segment operating costs for Carrier Services totaled $15.9 million, an increase of $2.6 million. This increase in segment operating costs was to support the increased OMS revenue. In particular, personnel and personnel-related expense increased $2.3 million due to increased headcount attributable to the acquisition and to support revenue growth. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $110.4 million, an increase of $12.9 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.2 million due to an increase of $2.9 million in revenue from Registry Services. This increase was due to growth in the number of domain names and common short codes under management and revenue from system enhancements in media services. In addition, revenue from IIS increased $2.3 million primarily due to increased demand for our managed DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise Services totaled $23.2 million, an increase of $1.8 million. This increase in segment operating costs was due to an increase of $0.9 million in Registry Services royalty expense driven by increased revenue from managing a larger number of common short codes and domain names and an increase of $0.6 million in marketing expense to support brand awareness. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $18.9 million, an increase of $3.4 million.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $38.0 million, comprised of $23.0 million in Identification Services, $9.8 million in Verification & Analytics Services, and $5.2 million in Local Search and Licensed Data Services. Segment operating costs for Information Services totaled $21.0 million and included $14.8 million in personnel and personnel-related expense, $4.1 million in costs related to our information technology and systems and $1.8 million in general facilities costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $17.0 million.

Consolidated Results of Operations

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2012

The following table presents an overview of our results of operations for the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$220,449	$250,720	$30,271	13.7%
Enterprise Services	73,329	81,574	8,245	11.2%
Information Services	—	73,750	73,750	100.0%

Total revenue	293,778	406,044	112,266	38.2%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	62,469	91,025	28,556	45.7%
Sales and marketing	51,206	79,426	28,220	55.1%
Research and development	7,437	15,820	8,383	112.7%
General and administrative	42,164	41,084	(1,080)	(2.6)%
Depreciation and amortization	18,532	45,419	26,887	145.1%
Restructuring charges	420	524	104	24.8%

	182,228	273,298	91,070	50.0%

Income from operations	111,550	132,746	21,196	19.0%
Other (expense) income:
Interest and other expense	(473)	(16,597)	(16,124)	3,408.9%
Interest and other income	1,133	339	(794)	(70.1)%

Income from continuing operations before income taxes	112,210	116,488	4,278	3.8%
Provision for income taxes, continuing operations	45,129	43,934	(1,195)	(2.6)%

Income from continuing operations	67,081	72,554	5,473	8.2%
Income from discontinued operations, net of tax	37,249	—	(37,249)	(100.0)%

Net income	$104,330	$72,554	$(31,776)	(30.5)%

Basic net income per common share:
Continuing operations	$0.91	$1.08
Discontinued operations	0.50	—

Basic net income per common share	$1.41	$1.08

Diluted net income per common share:
Continuing operations	$0.89	$1.06
Discontinued operations	0.50	—

Diluted net income per common share	$1.39	$1.06

Weighted average common shares outstanding:
Basic	73,872	67,060

Diluted	75,129	68,132

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $30.3 million due to an increase of $23.1 million in revenue from Numbering Services and an increase of $5.8 million in revenue from OMS. The $23.1 million increase in revenue from Numbering Services was primarily the result of a $22.5 million increase in the fixed fee established under our contracts to provide NPAC Services. The OMS revenue increase was primarily due to our acquisition of numbering assets completed in the third quarter of 2011.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $8.2 million due to an increase of $4.6 million in revenue from Registry Services. This increase was due to growth in the number of domain names and common short codes under management and revenue from system enhancements in media services. In addition, revenue from IIS increased $3.6 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $73.8 million, comprised of $45.7 million in Identification Services, $18.1 million in Verification & Analytics Services, and $10.0 million in Local Search and Licensed Data Services.

Expense

Cost of revenue. Cost of revenue increased $28.6 million, including $17.7 million of operating costs related to acquisitions completed subsequent to June 30, 2011. The overall increase of $28.6 million in cost of revenue was due to a $10.8 million increase in personnel and personnel-related expense. This increase in personnel and personnel-related expense was due to increased headcount in our technology teams to support system enhancements for new and existing service offerings. In addition, costs relating to our information technology and systems, including data processing costs and general facilities costs, increased $11.1 million due to growth in our business. Furthermore, royalty expense increased $4.0 million due to revenue growth and contractor costs increased $2.6 million as a result of increased costs incurred for customer deployment.

Sales and marketing. Sales and marketing expense increased $28.2 million, including $20.6 million of operating costs related to acquisitions subsequent to June 30, 2011. The overall increase of $28.2 million in sales and marketing expense was due to a $22.7 million increase in personnel and personnel-related expense related to our expanded sales and marketing teams to support our new and diversified service offerings. In addition, advertising and external marketing costs increased $4.0 million to increase brand awareness and general facilities costs increased $1.5 million.

Research and development. Research and development expense increased $8.4 million, including $5.4 million of operating costs related to acquisitions subsequent to June 30, 2011. The overall increase of $8.4 million in research and development expense was due to an increase of $6.1 million in personnel and personnel-related expense due to new development initiatives. In addition, contractor costs increased $1.5 million to augment internal development resources and general facilities costs increased $0.8 million.

General and administrative. General and administrative expense decreased $1.1 million, including a $4.7 million increase in operating costs related to acquisitions subsequent to June 30, 2011. The overall decrease of $1.1 million was due to a decrease of $1.8 million in consulting costs attributable to costs incurred during 2011 to pursue new business opportunities for which there was no corresponding expense during 2012. This decrease was partially offset by an increase of $1.2 million in personnel and personnel-related costs.

Depreciation and amortization. Depreciation and amortization expense increased $26.9 million, including $24.5 million in expense related to acquisitions subsequent to June 30, 2011. The overall increase of $26.9 million in expense was due to an increase in amortization expense of $22.9 million as a result of the amortization of intangible assets acquired in connection with acquisitions. In addition, depreciation expense increased $4.0 million due to acquisitions of new property and equipment, including furniture and fixtures and leasehold improvements.

Restructuring charges. Restructuring charges increased $0.1 million due to severance and severance-related expense of $0.5 million attributable to our 2011 domestic work-force reduction initiated in the fourth quarter of 2011, partially offset by a decrease in severance and severance-related expense of $0.4 million attributable to our 2010 management transition plan.

Interest and other expense. Interest and other expense increased $16.1 million due to a $16.6 million increase in interest expense attributable to our 2011 credit facility, including amortization of related deferred financing costs. This increase was partially offset by a decrease of $0.4 million in foreign currency losses.

Interest and other income. Interest and other income decreased $0.8 million due to a decrease of $0.7 million in realized gains for our available-for-sale securities sold during the three months June 30, 2011

Provision for income taxes, continuing operations. Our estimated annual effective tax rate decreased to 37.7% for the six months ended June 30, 2012 from 40.2% for the six months ended June 30, 2011 primarily due to the utilization of foreign tax credits against federal income taxes.

Income from discontinued operations, net of tax. During the second quarter of 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of NGM Services and its subsidiaries. The financial results for the six months ended June 30, 2011 and 2012 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations. We intend to treat the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. As a result, we recorded a discrete income tax benefit of $42.7 million in the six months ended June 30, 2011.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the six months ended June 30, 2011 and 2012 (in thousands):

	Six Months Ended June 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
Revenue:
Carrier Services	$220,449	$250,720	$30,271	13.7%
Enterprise Services	73,329	81,574	8,245	11.2%
Information Services	—	73,750	73,750	100.0%

Total revenue	$293,778	$406,044	$112,266	38.2%

Segment contribution:
Carrier Services	$194,149	$218,884	$24,735	12.7%
Enterprise Services	31,069	35,597	4,528	14.6%
Information Services	—	35,005	35,005	100.0%

Total segment contribution	225,218	289,486	64,268	28.5%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	39,369	49,010	9,641	24.5%
Sales and marketing	8,442	12,365	3,923	46.5%
Research and development	6,510	9,291	2,781	42.7%
General and administrative	40,395	40,131	(264)	(0.7)%
Depreciation and amortization	18,532	45,419	26,887	145.1%
Restructuring charges	420	524	104	24.8%

Income from operations	$111,550	$132,746	$21,196	19.0%

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

The following is a discussion of our operating segment results for the six months ended June 30, 2011 and 2012:

Carrier Services. Revenue from our Carrier Services operating segment increased $30.3 million due to an increase of $23.1 million in revenue from Numbering Services and an increase of $5.8 million in revenue from OMS. The $23.1 million increase in revenue from Numbering Services was primarily the result of a $22.5 million increase in the fixed fee established under our contracts to provide NPAC Services. The OMS revenue increase was primarily due to our acquisition of numbering assets completed in the third quarter of 2011. Segment operating costs for Carrier Services totaled $31.8 million, an increase of $5.5 million. This increase in segment operating costs was to support the increased OMS revenue. In particular, personnel and personnel-related expense increased $5.0 million due to increased headcount attributable to the acquisition and to support revenue growth. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $218.9 million, an increase of $24.7 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $8.2 million due to an increase of $4.6 million in revenue from Registry Services. This increase was due to growth in the number of domain names and common short codes under management and revenue from system enhancements in media services. In addition, revenue from IIS increased $3.6 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise Services totaled $46.0 million, an increase of $3.7 million. This increase in segment operating costs was due to an increase of $1.9 million in Registry Services royalty expense driven by increased revenue from managing a larger number of common short codes and domain names, an increase of $1.4 million in personnel and personnel-related expense, and an increase of $0.8 million in marketing expense to support brand awareness. These increases were partially offset by a decrease of $0.4 million in general facilities costs and network costs. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $35.6 million, an increase of $4.5 million.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $73.8 million, comprised of $45.7 million in Identification Services, $18.1 million in Verification & Analytics Services, and $10.0 million in Local Search and Licensed Data Services. Segment operating costs for Information Services totaled $38.7 million and included $27.2 million in personnel and personnel-related expense, $8.4 million in costs related to our information technology and systems and $2.5 million in general facilities costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $35.0 million.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.

Total cash, cash equivalents and investments were $235.0 million at June 30, 2012, an increase of $99.7 million from $135.3 million at December 31, 2011. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Credit Facilities

On November 8, 2011, we entered into a credit agreement that includes: (1) a $600 million senior secured term loan facility, or Term Facility; and (2) a $100 million senior secured revolving credit facility, or Revolving Facility, and together with the Term Facility, the 2011 Facilities. The Revolving Facility matures on November 8, 2016, and the Term Facility matures on November 8, 2018. The entire $600 million Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. We did not borrow any amounts under the Revolving Facility in 2011 or through the six months ended June 30, 2012.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments. The loans outstanding under the credit facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the Term Facility is deemed to be not less than 2.25% per annum or (ii) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (i) in respect of the Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (ii) in respect of the Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the Term Facility is payable quarterly beginning on February 8, 2012. As of June 30, 2012, the annual interest rate on the Term Facility was 5%. The accrued interest under the Revolving Facility is due on the last day of the quarter starting on December 31, 2011.

The Term Facility has a 1% prepayment fee in the event it is refinanced within the first year of issuance. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on our leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. As of June 30, 2012, we estimated a mandatory prepayment of approximately $54.5 million to be payable in the first quarter of 2013 and reclassified this estimated prepayment amount from long-term note payable to current note payable.

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the six months ended June 30, 2012, we were in compliance with these covenants. Further, we believe these covenants will not restrict our ability to execute our business plan.

As of June 30, 2012, our outstanding borrowings under the Term Facility were $587.2 million and accrued interest under the Facilities was $0.2 million. As of June 30, 2012, our available borrowings under the Revolving Facility were $100 million.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the six months ended June 30, 2012 was $141.6 million, as compared to $113.9 million for the six months ended June 30, 2011. This $27.7 million increase in net cash provided by operating activities was the result of a decrease in net income of $31.8 million, an increase in non-cash adjustments of $17.8 million, and an increase in net changes in operating assets and liabilities of $41.7 million.

Net income decreased $31.8 million primarily due to a tax benefit of $42.7 million recorded in the first quarter of 2011 related to a worthless stock deduction for the common stock of Neustar NGM Services, Inc.

Non-cash adjustments increased $17.8 million due to an increase of $26.3 million in depreciation and amortization expense. This increase in non-cash adjustments was partially offset by a decrease of $4.8 million in excess tax benefits from stock option exercises, a decrease of $1.9 million in loss on sale recorded in the first quarter of 2011 attributable to the sale of certain assets liabilities of our Converged Messaging Services business, and a decrease of $1.7 million in stock-based compensation.

Net changes in operating assets and liabilities increased $41.7 million primarily due to a decrease of $62.7 million in income taxes receivable, primarily the result of the tax benefit we recorded in the first quarter of 2011 in connection with a deduction for the loss on worthless stock, a decrease of $10.1 million in prepaid expenses and other current assets, an increase of $7.8 million in deferred revenue, a net decrease of $7.6 million in notes receivable, and an increase of $4.4 million in income taxes payable. These increases in net changes in operating assets and liabilities were partially offset by a net change of $31.7 million attributable to net increases in accounts and unbilled receivables, and a decrease of $19.7 million in accounts payable and accrued expenses.

Cash flows from investing

Net cash used in investing activities for the six months ended June 30, 2012 was $22.1 million, as compared to $62.7 million for six months ended June 30, 2011. This $40.6 million decrease in net cash used in investing activities was primarily due to a decrease of $71.0 million in investment purchases, offset by a decrease of $30.9 million in cash received from the sale and maturities of investments.

Cash flows from financing

Net cash used financing activities was $16.8 million for the six months ended June 30, 2012, as compared to $37.6 million for the six months ended June 30, 2011. This $20.8 million decrease in net cash used in financing activities was primarily due to an increase of $27.6 million in proceeds from the exercise of stock options, an increase of $8.9 million in restricted cash, recorded in the first quarter of 2011, primarily used to collateralize our outstanding letters of credit, and an increase of $4.8 million in excess tax benefits from stock-based compensation. These decreases in cash used in financing activities were partially offset by an increase of $12.1 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs, an increase of $8.0 million in cash used for the repurchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings, and an increase in cash used of $3.0 million used for principal repayments on our note payable.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 through April 30, 2012	276,742	$36.79	276,012	$151,306,346
May 1 through May 31, 2012	163,891	33.02	155,600	146,185,318
June 1 through June 30, 2012	310,756	31.28	310,200	136,481,380

Total	751,389	$33.69	741,812	$136,481,380

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.
(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 9,577 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.
(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: July 26, 2012	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 10, 2011, by and among NeuStar, Inc., Tumi Merger Sub, Inc., Targus Information Corporation and Michael M. Sullivan, as Stockholder Representative, incorporated herein by reference to Exhibit 2.1 to NeuStar’s Current Report on Form 8-K, filed October 11, 2011.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed June 25, 2012.

10.22	Summary Description of Non-Management Director Compensation.†

10.38	Form of Directors’ Restricted Stock Unit Agreement-A.†

10.39	Form of Directors’ Restricted Stock Unit Agreement-B.†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

†	Compensatory Arrangement
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.