Form 10-Q
period 2012-09-30
NEUSTAR INC
filed 2012-11-05
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 66,289,462 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at October 29, 2012.

NEUSTAR, INC.

EX – 31.1
EX – 31.2
EX – 32.1
EX – 101 INSTANCE DOCUMENT
EX – 101 SCHEMA DOCUMENT
EX – 101 CALCULATION LINKBASE DOCUMENT
EX – 101 LABELS LINKBASE DOCUMENT
EX – 101 PRESENTATION LINKBASE DOCUMENT
EX – 101 DEFINITION LINBASE DOCUMENT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,237	$261,049
Restricted cash	10,251	10,248
Short-term investments	10,545	8,147
Accounts receivable, net of allowance for doubtful accounts of $1,942 and $2,576, respectively	106,274	147,564
Unbilled receivables	5,551	7,213
Notes receivable	2,786	2,860
Prepaid expenses and other current assets	30,166	18,450
Deferred costs	8,174	7,929
Income taxes receivable	38,687	4,093
Deferred tax assets	6,264	5,850

Total current assets	340,935	473,403

Long-term investments	2,506	—
Property and equipment, net	100,102	107,825
Goodwill	573,307	573,307
Intangible assets, net	338,768	301,056
Notes receivable, long-term	3,748	1,601
Deferred costs, long-term	701	651
Other assets, long-term	22,767	19,891

Total assets	$1,382,834	$1,477,734

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385	$2,906
Accrued expenses	79,334	69,200
Deferred revenue	41,080	47,595
Note payable	4,856	59,324
Capital lease obligations	3,065	2,294
Accrued restructuring reserve	4,361	741
Other liabilities	5,317	3,241

Total current liabilities	145,398	185,301

Deferred revenue, long-term	10,363	10,115
Note payable, long-term	584,809	526,690
Capital lease obligations, long-term	1,918	817
Deferred tax liability, long-term	121,237	116,526
Other liabilities, long-term	16,475	20,875

Total liabilities	880,200	860,324

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and September 30, 2012	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 82,959,411 and 85,675,599 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	83	86
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Additional paid-in capital	436,598	516,349
Treasury stock, 16,807,932 and 19,169,554 shares at December 31, 2011 and September 30, 2012, respectively, at cost	(495,790)	(579,224)
Accumulated other comprehensive loss	(758)	(609)
Retained earnings	562,501	680,808

Total stockholders’ equity	502,634	617,410

Total liabilities and stockholders’ equity	$1,382,834	$1,477,734

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenue:
Carrier Services	$114,155	$125,202	$334,604	$375,922
Enterprise Services	38,342	43,630	111,671	125,204
Information Services	—	42,340	—	116,090

Total revenue	152,497	211,172	446,275	617,216
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	34,194	46,339	96,663	137,364
Sales and marketing	25,069	38,040	76,275	117,466
Research and development	3,746	7,663	11,183	23,483
General and administrative	20,960	20,915	63,124	61,999
Depreciation and amortization	10,486	23,622	29,018	69,041
Restructuring (recoveries) charges	(33)	(32)	387	492

	94,422	136,547	276,650	409,845

Income from operations	58,075	74,625	169,625	207,371
Other (expense) income:
Interest and other expense	(675)	(8,517)	(1,148)	(25,114)
Interest and other income	304	140	1,437	479

Income from continuing operations before income taxes	57,704	66,248	169,914	182,736
Provision for income taxes, continuing operations	19,931	20,495	65,060	64,429

Income from continuing operations	37,773	45,753	104,854	118,307
Income from discontinued operations, net of tax	—	—	37,249	—

Net income	$37,773	$45,753	$142,103	$118,307

Basic net income per common share:
Continuing operations	$0.52	$0.69	$1.42	$1.77
Discontinued operations	—	—	0.51	—

Basic net income per common share	$0.52	$0.69	$1.93	$1.77

Diluted net income per common share:
Continuing operations	$0.51	$0.68	$1.40	$1.74
Discontinued operations	—	—	0.49	—

Diluted net income per common share	$0.51	$0.68	$1.89	$1.74

Weighted average common shares outstanding:
Basic	73,237	66,523	73,658	66,880

Diluted	74,632	67,623	75,079	67,961

Comprehensive income	$37,422	$45,860	$141,406	$118,456

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2012
Operating activities:
Net income	$142,103	$118,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,647	69,041
Stock-based compensation	19,071	19,987
Amortization of deferred financing costs and original discount on debt	127	3,020
Excess tax benefits from stock option exercises	(3,447)	(7,688)
Deferred income taxes	(852)	(3,952)
Provision for doubtful accounts	2,059	3,117
Gain on available-for-sale investments	(683)	—
Amortization of investment premium, net	2,357	420
Loss on asset sale	1,933	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,632)	(45,383)
Unbilled receivables	4,714	(1,662)
Notes receivable	(5,614)	2,073
Prepaid expenses and other current assets	574	11,797
Deferred costs	(1,322)	294
Income taxes receivable	(12,076)	42,282
Other assets	(72)	870
Other liabilities	(4,321)	625
Accounts payable and accrued expenses	(1,096)	(14,425)
Income taxes payable	1,857	—
Accrued restructuring reserve	(2,879)	(3,620)
Deferred revenue	(461)	6,266

Net cash provided by operating activities	165,987	201,369
Investing activities:
Purchases of property and equipment	(35,549)	(35,630)
Sales and maturities of investments	77,145	5,968
Purchases of investments	(81,239)	(1,494)
Business acquired, net of cash acquired	(39,000)	—

Net cash used in investing activities	(78,643)	(31,156)
Financing activities:
(Increase) decrease in restricted cash	(9,538)	3
Principal repayments on note payable	—	(4,500)
Principal repayments on capital lease obligations	(5,695)	(2,886)
Proceeds from exercise of common stock options	11,962	52,085
Excess tax benefits from stock-based compensation	3,447	7,688
Repurchase of restricted stock awards	(1,496)	(9,631)
Repurchase of common stock	(59,737)	(73,803)

Net cash used in financing activities	(61,057)	(31,044)
Effect of foreign exchange rates on cash and cash equivalents	(234)	(357)

Net increase in cash and cash equivalents	26,053	138,812
Cash and cash equivalents at beginning of period	331,570	122,237

Cash and cash equivalents at end of period	$357,623	$261,049

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company or Neustar) is a trusted, neutral provider of real-time information and analysis to the Internet, telecommunications, information services, financial services, retail, media and advertising sectors. Using the Company’s advanced, secure technologies, the Company provides addressing, routing, policy management and authentication services that enable its customers to find their end users, route network traffic to the optimal location and verify end-user identity. The Company provides services to both communications service providers, or carriers, and commercial businesses, or enterprises. With the Company’s expertise in database management and analysis, the Company also provides cyber security and marketing information and analysis to its customers.

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

•

Enterprise Services. The Company’s enterprise services include Internet infrastructure services (IIS) and registry services. Through the Company’s global directory platform, the Company provides a suite of DNS services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. The Company also operates the digital content authentication directory, which supports the UltraVioletTM digital content locker by which consumers can gain access to their entertainment content.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC).

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2011		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$122,237	$122,237	$261,049	$261,049
Restricted cash (current assets)	$10,251	$10,251	$10,248	$10,248
Short-term investments	$10,545	$10,545	$8,147	$8,147
Notes receivable (including current portion)	$6,534	$6,534	$4,461	$4,461
Marketable securities (other assets, long-term)	$4,008	$4,008	$4,396	$4,396
Long-term investments	$2,506	$2,506	$—	$—
Deferred compensation (other liabilities, long-term)	$4,028	$4,028	$3,882	$3,882
Note payable (including current portion)	$589,665	$589,665	$586,014	$586,014

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Restricted Cash

As of December 31, 2011 and September 30, 2012, restricted cash was $10.3 million and $10.2 million, respectively. As of December 31, 2011 and September 30, 2012, cash of $9.2 million and $9.1 million was restricted as collateral for the Company’s outstanding letters of credit, respectively. As of both December 31, 2011 and September 30, 2012, cash of $1.1 million was restricted for deposits on leased facilities.

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standard Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of the amended accounting guidance in the first quarter of 2012 impacted the Company’s presentation of other comprehensive income and did not have an impact on the Company’s consolidated results of operations.

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

TARGUSinfo Acquisition

On November 8, 2011, the Company completed its acquisition of Targus Information Corporation (TARGUSinfo), a leading, independent provider of real-time, on-demand information and analytics services, including Caller ID.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Information Services segment in the Company’s consolidated statement of operations since the date of acquisition.

The total purchase price was approximately $657.5 million, consisting of cash consideration of $656.8 million and non-cash consideration of $0.7 million attributable to the assumption of TARGUSinfo options. Of the total cash consideration, approximately $43.5 million was deposited in an escrow account, of which $40.0 million is available to satisfy indemnification claims for breaches of the agreement and plan of merger. An additional $3.0 million and $0.5 million of the merger consideration payable to the stockholders of TARGUSinfo was deposited into separate escrow accounts and was available to fund purchase price adjustments required under the merger agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. As of September 30, 2012, the amounts remaining in escrow to satisfy indemnification claims and to reimburse certain costs and expenses of the stockholder representative were $39.5 million and $0.5 million, respectively. During the three months ended March 31, 2012, the purchase price escrow of $3.0 million was distributed and such distribution did not result in an adjustment to the purchase price or goodwill. During the nine months ended September 30, 2012, $0.5 million of the escrow for indemnification claims was distributed and such distribution reduced the Company’s original purchase price as further discussed below. The funds in the indemnity escrow account will remain in escrow for a one-year period from the date of acquisition (unless claims are pending at such time), after which remaining proceeds will be distributed to the TARGUSinfo stockholders.

Under the acquisition method of accounting, the total estimated purchase price was allocated to TARGUSinfo’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 8, 2011. Of the total purchase price, the Company initially recorded acquisition date fair values of approximately $429.7 million of goodwill, $310.2 million of definite-lived intangible assets, and $81.9 million of net liabilities. During the nine months ended September 30, 2012, the Company adjusted its preliminary valuation of acquired assets and liabilities assumed based upon new information that was received pertaining to acquisition date fair values. The adjustments related to finalizing the assessment of federal research and development tax credits and the resolution of certain state and local tax liabilities, each pertaining to pre-acquisition tax periods. The consolidated balance sheet as of December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments (see Note 6). The allocation of the purchase price is preliminary pending the finalization of additional income and non-income based tax liabilities. The Company does not expect the finalization of these items to materially impact the purchase price allocation.

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities based on their fair values as of the acquisition date and the effects of the measurement period adjustments recorded in 2012 (in thousands), as discussed above:

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

As a result of the acquisition of TARGUSinfo, the Company recorded a net deferred tax liability of approximately $116.2 million in its preliminary purchase price allocation primarily related to the difference in book and tax basis of identifiable intangibles. As of

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

September 30, 2012, the net deferred tax liability was $101.7 million. The Company also initially recorded a $14.3 million income tax receivable assumed from TARGUSinfo as a result of the acquisition and accrued $1.2 million for potential sales tax and interest due on TARGUSinfo sales for prior years through 2010. As of September 30, 2012, the income tax receivable assumed from TARGUSinfo was $15.4 million and the accrued potential sales tax and interest due on TARGUSinfo sales for prior years through 2010 was $1.2 million.

Pro Forma Financial Information for acquisition of TARGUSinfo

The following unaudited pro forma financial information summarizes the Company’s results of operations for the three and nine months ended September 30, 2011 as if Neustar’s acquisition of TARGUSinfo had been completed as of January 1, 2011. These pro forma amounts (unaudited and in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information presented also includes the effect of the related financing, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Pro forma revenue	$188,766	$557,120

Pro forma income from operations	$63,902	$187,806

Pro forma net income	$34,750	$99,057

4.	INVESTMENTS

As of December 31, 2011 and September 30, 2012, the Company held approximately $13.1 million and $8.1 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments -Debt and Equity Securities Topic of the FASB ASC. During the three and nine months ended September 30, 2011, the Company sold approximately $43.8 million and $77.1 million, respectively, of available-for-sale securities and recognized realized gains of $10,000 and $0.1 million, respectively. During the three and nine months ended September 30, 2012, the Company sold approximately $3.6 million and $6.0 million, respectively, of available-for-sale securities and recognized minimal net gains for both periods. The Company did not record any impairment charges related to these investments during the nine months ended September 30, 2011 and 2012. The following table summarizes the Company’s investment in these pre-refunded municipal bonds as of December 31, 2011 and September 30, 2012 (in thousands):

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$10,538	$10	$(3)	$10,545
Due after one year through three years	2,500	6	—	2,506

Total	$13,038	$16	$(3)	$13,051

	September 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$8,144	$3	$—	$8,147

5.	FAIR VALUE MEASUREMENTS

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

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

The following table sets forth, as of December 31, 2011 and September 30, 2012, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$10,545	$—	$10,545
Municipal bonds (maturities one to three years)	$—	$2,506	$—	$2,506
Marketable securities(1)	$4,008	$—	$—	$4,008

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$8,147	$—	$8,147
Marketable securities(1)	$4,396	$—	$—	$4,396

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the three months ended June 30, 2012, the Company adjusted its preliminary valuation of acquired assets and liabilities assumed based upon new information that was received pertaining to acquisition date fair values (see Note 3). The following table shows the retrospective adjustments made to the balance of goodwill as of December 31, 2011 to reflect the effect of these measurement period adjustments. The Company’s goodwill by operating segment as of December 31, 2011 and September 30, 2012 is as follows (in thousands):

	December 31,		September 30,
	2011 (1)	Adjustments	2012
Carrier Services:
Gross goodwill	$222,355	$—	$222,355
Accumulated impairment losses	(93,602)	—	(93,602)

Net goodwill	128,753	—	128,753

Enterprise Services:
Gross goodwill	16,198	—	16,198
Accumulated impairment losses	—	—	—

Net goodwill	16,198	—	16,198

Information Services:
Gross goodwill	429,700	(1,344)	428,356
Accumulated impairment losses	—	—	—

Net goodwill	429,700	(1,344)	428,356

Total:
Gross goodwill	668,253	(1,344)	666,909
Accumulated impairment losses	(93,602)	—	(93,602)

Net goodwill	$574,651	$(1,344)	$573,307

(1)	Balance as originally reported at December 31, 2011 prior to the reflection of measurement period adjustments.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2011	September 30, 2012	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$315,098	$315,098	7.9
Accumulated amortization	(32,615)	(60,300)

Customer lists and relationships, net	282,483	254,798

Acquired technology	58,859	58,859	4.8
Accumulated amortization	(9,493)	(17,664)

Acquired technology, net	49,366	41,195

Trade name	7,630	7,630	3.0
Accumulated amortization	(711)	(2,567)

Trade name, net	6,919	5,063

Intangible assets, net	$338,768	$301,056

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $1.8 million and $12.6 million for the three months ended September 30, 2011 and 2012, respectively, and $4.0 million and $37.7 million for the nine months ended September 30, 2011 and 2012, respectively. Amortization expense related to intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is expected to be approximately $50.3 million, $48.9 million, $47.9 million, $45.9 million, $44.1 million and $101.7 million, respectively. Intangible assets as of September 30, 2012 will be fully amortized during the year ended December 31, 2021.

7.	NOTE PAYABLE

On November 8, 2011, the Company entered into a credit facility that provides for: (1) a $600 million senior secured term loan facility (Term Facility); (2) a $100 million senior secured revolving credit facility (Revolving Facility and together with the Term Facility, the 2011 Facilities), of which (a) $30 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an aggregate amount of up to $400 million. The Revolving Facility matures on November 8, 2016, and the Term Facility matures on November 8, 2018. The entire $600 million Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. As of December 31, 2011 and September 30, 2012, there were no borrowings under the Revolving Facility, but as of September 30, 2012 available borrowings were reduced by outstanding letters of credit of $7.2 million.

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding may accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2011 Facilities. The Company’s quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the nine months ended September 30, 2012, the Company was in compliance with these covenants.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments as further discussed below. As of December 31, 2011 and September 30, 2012, the annual interest rate on the Term Facility was 5%.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

The Company paid $10.0 million of loan origination fees related to its 2011 Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2012, respectively, and is reported as interest expense in the consolidated statements of operations.

The Term Facility has a 1% prepayment fee in the event it is refinanced within the first year of issuance. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on the Company’s leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. As of September 30, 2012, the Company estimated a mandatory prepayment of approximately $54.5 million to be payable in the first quarter of 2013 and reclassified this estimated prepayment amount from long-term note payable to current note payable in the Company’s accompanying unaudited consolidated balance sheets.

As of December 31, 2011 and September 30, 2012, the Company’s outstanding borrowings under the Term Facility were $589.7 million and $586.0 million, respectively, and accrued interest under the 2011 Facilities was $4.5 million and $0.2 million, respectively. As of December 31, 2011 and September 30, 2012, the Company’s available borrowings under the Revolving Facility were $100 million and $92.8 million, respectively.

8.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company has five stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); and the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of September 30, 2012, 2,366,123 shares were available for grant or award under the 2009 Plan. An additional 3,000,000 shares, approved by the Company’s stockholders at the June 20, 2012 annual meeting of stockholders, will become available for grant once registered on a Form S-8 filed with the SEC.

On June 20, 2012, at the Company’s annual shareholder meeting, stockholders approved the NeuStar, Inc. Employee Stock Purchase Plan (ESPP). The Company anticipates the ESPP will be made available to its employees in the second quarter of 2013, following the registration of the 600,000 shares available under the ESPP on a Form S-8 filed with the SEC.

Stock-based compensation expense recognized for the three months ended September 30, 2011 and 2012 was $6.5 million and $9.0 million, respectively, and $18.5 million and $20.0 million for the nine months ended September 30, 2011 and 2012, respectively. As of September 30, 2012, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $59.9 million, which the Company expects to recognize over a weighted average period of approximately 1.86 years. Total unrecognized compensation expense as of September 30, 2012 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Stock Options

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2011 was $7.83 and $8.64, respectively. No options were granted during the nine months ended September 30, 2012. The following are the weighted-average assumptions used in valuing the stock options granted during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Dividend yield	—%	—%
Expected volatility	37.90%	37.02%
Risk-free interest rate	1.00%	1.66%
Expected life of options (in years)	4.37	4.42

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	6,533,826	$24.15
Options granted	—	—
Options exercised	(2,211,283)	23.55
Options forfeited	(705,800)	22.62

Outstanding at September 30, 2012	3,616,743	$24.81	$55.0	7.2

Exercisable at September 30, 2012	1,581,242	$24.27	$24.9	6.3

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2012 was $26.7 million.

Restricted Stock Awards

The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	644,995	$24.16
Restricted stock granted	—	—
Restricted stock vested	(179,623)	23.72
Restricted stock forfeited	(103,802)	24.36

Outstanding at September 30, 2012	361,570	$24.32	$14.5

The total aggregate intrinsic value of restricted stock vested during the nine months ended September 30, 2012 was approximately $6.4 million. During the three and nine months ended September 30, 2012, the Company repurchased 8,926 and 66,293 shares of common stock, respectively, for an aggregate purchase price of $0.3 million and $2.3 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Performance Vested Restricted Stock Units

During the nine months ended September 30, 2012, the Company awarded 2,256,570 PVRSUs, of which 602,175 PVRSUs were granted with an aggregate fair value of $21.9 million. For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014. Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goal for the performance period from January 1, 2012 through December 31, 2012 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned (a) by executive management with respect to the first three performance periods will vest on January 1, 2015 and the portion of the award, if any, earned with respect to the final two performance periods will vest on January 1, 2016 and January 1, 2017, respectively; and (b) by non-executive management with respect to all three performance periods will vest 75% of the earned amount on the first business day of 2015, and the remaining 25% of the earned amount on the first business day of 2016. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of September 30, 2012, the Company estimates that it will issue 130% of the performance target awards for PVRSUs granted during 2012.

In the third quarter of 2012, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2012 from 100% of target to 130% of target. The Company’s consolidated net income for the three and nine months ended September 30, 2012 was $45.8 million and $118.3 million, respectively, and diluted earnings per share was $0.68 and $1.74 per share, respectively. If the Company had continued to use the previous estimate of achievement of 100% of the performance target for PVRSUs granted during 2012, the as adjusted net income for the three and nine months ended September 30, 2012 would have been approximately $46.3 million and $118.8 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.69 and $1.75 per share, respectively.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2011	834,375	$19.97
Granted	602,175	36.34
Vested	(582,281)	15.58
Forfeited	(86,497)	27.35

Non-vested September 30, 2012	767,772	$35.31	$30.7

During the nine months ended September 30, 2012, 582,281 PVRSUs vested with a total aggregate intrinsic value of $19.9 million. The Company repurchased 210,664 shares of common stock for an aggregate purchase price of $7.2 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	248,938	$24.44
Granted	720,468	36.04
Vested	(26,426)	26.46
Forfeited	(22,640)	37.04

Outstanding at September 30, 2012	920,340	$33.16	$36.8

During the nine months ended September 30, 2012, the Company granted 720,468 restricted stock units to certain employees with an aggregate fair value of $26.0 million. Restricted stock units granted to executive management will vest annually in five equal installments beginning on January 1, 2013. Restricted stock units granted to non-executive management will vest annually in four equal installments beginning on the first business day in 2013.

The restricted stock units previously issued to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units granted prior to 2011, each director’s restricted stock units will automatically be converted into deferred stock units, and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service. Upon vesting of restricted stock units that were granted in 2011 and subsequent periods, each director’s restricted stock units will automatically be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15th in the year following the initial grant.

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

During the three and nine months ended September 30, 2012, the Company repurchased 0.7 million shares and 2.1 million shares of its Class A common stock at an average price per share of $36.34 and $35.41, respectively, for a total purchase price of $25.0 million and $73.8 million, respectively. As of September 30, 2012, a total of 6.6 million shares at an average price of $28.62 per share had been repurchased under this program for an aggregate purchase price of $188.5 million. All repurchased shares are accounted for as treasury shares.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

9.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Computation of basic net income per common share:
Income from continuing operations	$37,773	$45,753	$104,854	$118,307
Income from discontinued operations, net of tax	—	—	37,249	—

Net income	$37,773	$45,753	$142,103	$118,307

Weighted average common shares and participating securities outstanding – basic	73,237	66,523	73,658	66,880

Basic net income per common share from:
Continuing operations	$0.52	$0.69	$1.42	$1.77
Discontinued operations	—	—	0.51	—

Basic net income per common share	$0.52	$0.69	$1.93	$1.77

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	73,237	66,523	73,658	66,880
Effect of dilutive securities:
Stock-based awards	1,395	1,100	1,421	1,081

Weighted average common shares outstanding – diluted	74,632	67,623	75,079	67,961

Diluted net income per common share from:
Continuing operations	$0.51	$0.68	$1.40	$1.74
Discontinued operations	—	—	0.49	—

Diluted net income per common share	$0.51	$0.68	$1.89	$1.74

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

Stock-based awards to purchase an aggregate of 5,591,797 and 583,482 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended September 30, 2011 and 2012, respectively, due to their anti-dilutive effects. Stock-based awards to purchase an aggregate of 5,141,075 and 637,385 shares were excluded from the calculation of the denominator for diluted net income per common share for the nine months ended September 30, 2011 and 2012, respectively, due to their anti-dilutive effects.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from income.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

The following table summarizes the activity for each component of total comprehensive income during the nine months ended September 30, 2012 (in thousands):

	December 31, 2011	(Loss) Gain	September 30, 2012
Foreign currency translation adjustment	$(780)	$58	$(722)
Unrealized gains on available-for-sale investments	22	91	113

Accumulated other comprehensive loss	$(758)	$149	$(609)

11.	RESTRUCTURING CHARGES

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a domestic work-force reduction impacting each of its operating segments and recorded severance and severance-related charges of $3.1 million. During the nine months ended September 30, 2012, the Company incurred additional severance and severance-related charges of approximately $0.5 million. The Company expects to pay approximately $0.4 million in remaining severance and severance-related payments through the second quarter of 2013.

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a work-force reduction impacting its Carrier Services and Enterprise Services operating segments and recorded severance and severance-related charges of $3.8 million. During the first quarter of 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay approximately $0.1 million in remaining severance and severance-related payments through the fourth quarter of 2012.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the nine months ended September 30, 2012 are as follows (in thousands):

	December 31, 2011	Additional Costs	Cash Payments	Other Adjustments	September 30, 2012
Converged Messaging Services:
Lease and facilities exit costs	$609	$—	$(401)	$—	$208

Total Converged Messaging Services	609	—	(401)	—	208
2011 Management Transition:
Severance and related costs	2,833	615	(2,893)	(108)	447
2010 Management Transition:
Severance and related costs	919	—	(818)	(15)	86

Total restructuring plans	$4,361	$615	$(4,112)	$(123)	$741

12.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Interest and other expense:
Interest expense	$115	$8,622	$396	$25,489
Loss (gain) on asset disposals	418	(31)	482	(76)
Foreign currency transaction losses (gains)	142	(74)	270	(299)

Total	$675	$8,517	$1,148	$25,114

Interest and other income:
Interest income	$294	$140	$754	$479
Available-for sale realized gains	10	—	683	—

Total	$304	$140	$1,437	$479

13.	INCOME TAXES

The Company’s effective tax rate from continuing operations decreased to 35.3% for the nine months ended September 30, 2012 from 38.3% for the nine months ended September 30, 2011. This decrease includes $6.4 million of discrete items recorded during the nine months ended September 30, 2012 primarily due to the Company’s domestic production activities deduction and utilization of foreign tax credits against federal income taxes. During the three months ended September 30, 2012, the Company completed its analysis of its domestic production activities deduction which resulted in a net tax benefit of $6.2 million for years 2008 through 2011, and a tax benefit of $1.8 million for 2012 reflected in the estimated annual effective tax rate for 2012. The decrease in the Company’s effective tax rate from continuing operations was partially offset by a current period change in estimate attributed to a deduction for the loss on worthless stock of Neustar NGM Services, Inc. (NGM Services). Decreases in the Company’s effective tax rate were also partially offset by benefits recorded in the third quarter of 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and federal research tax credits.

On February 7, 2011, the Company sold certain business assets and liabilities of NGM Services and its subsidiaries, a portion of the Converged Messaging Services business. The Company treated the common stock of NGM Services as worthless for U.S. income tax purposes in its 2011 U.S. federal and state income tax returns. The Company recorded an income tax benefit of $42.7 million for the three months ended March 31, 2011 within discontinued operations, which primarily represents the book and tax basis differences associated with its investment in NGM Services.

As of December 31, 2011 and September 30, 2012, the Company had unrecognized tax benefits of $1.6 million and $4.3 million, respectively, of which $1.6 million and $4.0 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2011 and 2012, the Company recognized potential interest and penalties of $18,000 and $8,000, respectively, and $66,000 and $98,000 for the nine months ended September 30, 2011 and 2012, respectively, including interest related to uncertain

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

tax positions of companies acquired. As of December 31, 2011 and September 30, 2012, the Company had established reserves of approximately $153,000 and $251,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

The Company anticipates that total unrecognized tax benefits will decrease by approximately $402,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

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

The Company’s Enterprise Services operating segment provides services to its enterprise customers to meet their respective directory-related needs, as well as IIS. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. The Company provides a suite of DNS services to its enterprise customers built on a global directory platform. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company’s services monitor and load-test websites to help identify issues and optimize performance. In addition, the Company provides fixed IP geolocation services that help enterprises identify the location of their consumers used in a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. The Company also operates the digital content authentication directory, which supports the UltraVioletTM digital content locker by which consumers can gain access to their entertainment content.

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

Information for the three and nine months ended September 30, 2011 and 2012 regarding the Company’s reportable segments from continuing operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Carrier Services	$114,155	$125,202	$334,604	$375,922
Enterprise Services	38,342	43,630	111,671	125,204
Information Services	—	42,340	—	116,090

Total revenue	$152,497	$211,172	$446,275	$617,216

Segment contribution:
Carrier Services	$99,302	$109,359	$293,451	$328,243
Enterprise Services	16,551	20,314	47,620	55,911
Information Services	—	24,064	—	59,069

Total segment contribution	115,853	153,737	341,071	443,223

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	20,424	24,989	59,793	73,999
Sales and marketing	3,584	6,050	12,026	18,415
Research and development	3,575	4,270	10,085	13,561
General and administrative	19,742	20,213	60,137	60,344
Depreciation and amortization	10,486	23,622	29,018	69,041
Restructuring (recoveries) charges	(33)	(32)	387	492

Income from operations	$58,075	$74,625	$169,625	$207,371

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the three and nine months ended September 30, 2011 and 2012, and geographic area long-lived assets as of December 31, 2011 and September 30, 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues by geographical areas:
North America	$142,423	$200,891	$417,512	$584,486
Europe and Middle East	6,343	6,391	18,224	20,624
Other regions	3,731	3,890	10,539	12,106

Total revenues	$152,497	$211,172	$446,275	$617,216

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenues by service offerings:
Carrier Services:
Numbering Services	$99,924	$111,726	$298,163	$333,111
Order Management Services	10,236	10,104	25,861	31,555
IP Services	3,995	3,372	10,580	11,256

Total Carrier Services	114,155	125,202	334,604	375,922
Enterprise Services:
Internet Infrastructure Services	20,484	22,856	61,005	67,034
Registry Services	17,858	20,774	50,666	58,170

Total Enterprise Services	38,342	43,630	111,671	125,204
Information Services:
Identification Services	—	24,212	—	69,888
Verification & Analytics Services	—	13,078	—	31,135
Local Search & Licensed Data Services	—	5,050	—	15,067

Total Information Services	—	42,340	—	116,090

Total revenues	$152,497	$211,172	$446,275	$617,216

	December 31, 2011	September 30, 2012
Long-lived assets, net
North America	$438,799	$408,845
Central America	45	22
Europe and Middle East	25	13
Other regions	1	1

Total long-lived assets, net	$438,870	$408,881

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During the third quarter we continued to experience increased demand for our services. Total revenue for the quarter increased 38% as compared to the third quarter of 2011. Of this 38% increase in revenue, our newly formed Information Services segment contributed 28%, while Carrier Services contributed 7% and Enterprise Services contributed 3%. We believe that this performance demonstrates our successful expansion into real-time information and analytics services and the increased demand for our promote and protect services across each of the markets we serve.

Carrier Services revenue grew 10% as compared to the third quarter of 2011, driven by a 12% increase in the fixed fee established under our contracts to provide NPAC services. During the quarter, we also saw increased demand for our Enterprise Services, resulting in a 14% year-over-year growth in revenue. In particular, revenue from Registry Services grew 16% compared to the third quarter of 2011 due to continued growth in the number of common short codes and domain names and under management and an increase in revenue from system enhancements. Additionally, Internet Infrastructure Services, or IIS, revenue grew 12% year-over-year due to increased demand for our managed domain name systems, or DNS, solutions.

Further, we continued to execute on our capital allocation strategy of returning cash to shareholders through share repurchases. During the third quarter of 2012, we repurchased approximately 688,000 shares of our common stock at an average price of $36.34 per share for a total of $25.0 million. As of September 30, 2012, the remaining authorized amount under our share repurchase program is approximately $111.3 million.

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

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation cost is reversed. As of September 30, 2012, we estimated that the level of achievement of the performance targets for performance vested restricted stock units, or PVRSUs, granted during 2012 was 130%.

In the third quarter of 2012, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2012 from 100% of target to 130% of target. Our consolidated net income for the three and nine months ended September 30, 2012 was $45.8 million and $118.3 million, respectively, and diluted earnings per share was $0.68 and $1.74 per share, respectively. If we had continued to use the previous estimate of achievement of 100% of the performance target for PVRSUs granted during 2012, the as adjusted net income for the three and nine months ended September 30, 2012 would have been approximately $46.3 million and $118.8 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.69 and $1.75 per share, respectively.

Consolidated Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2012

The following table presents an overview of our results of operations for the three months ended September 30, 2011 and 2012:

	Three Months Ended September 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$114,155	$125,202	$11,047	9.7%
Enterprise Services	38,342	43,630	5,288	13.8%
Information Services	—	42,340	42,340	100.0%

Total revenue	152,497	211,172	58,675	38.5%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	34,194	46,339	12,145	35.5%
Sales and marketing	25,069	38,040	12,971	51.7%
Research and development	3,746	7,663	3,917	104.6%
General and administrative	20,960	20,915	(45)	(0.2)%
Depreciation and amortization	10,486	23,622	13,136	125.3%
Restructuring recoveries	(33)	(32)	1	(3.0)%

	94,422	136,547	42,125	44.6%

Income from operations	58,075	74,625	16,550	28.5%
Other (expense) income:
Interest and other expense	(675)	(8,517)	(7,842)	1,161.8%
Interest and other income	304	140	(164)	(53.9)%

Income from continuing operations before income taxes	57,704	66,248	8,544	14.8%
Provision for income taxes, continuing operations	19,931	20,495	564	2.8%

Income from continuing operations	37,773	45,753	7,980	21.1%
Income from discontinued operations, net of tax	—	—	—	—%

Net income	$37,773	$45,753	$7,980	21.1%

Basic net income per common share:
Continuing operations	$0.52	$0.69
Discontinued operations	—	—

Basic net income per common share	$0.52	$0.69

Diluted net income per common share:
Continuing operations	$0.51	$0.68
Discontinued operations	—	—

Diluted net income per common share	$0.51	$0.68

Weighted average common shares outstanding:
Basic	73,237	66,523

Diluted	74,632	67,623

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $11.0 million due to an increase of $11.8 million in revenue from Numbering Services. The $11.8 million increase in revenue from Numbering Services was primarily the result of an $11.3 million increase in the fixed fee established under our contracts to provide NPAC Services whereas Internet Protocol Services decreased $0.6 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.3 million due to an increase of $2.9 million in revenue from Registry Services. This increase was due to continued growth in the number of common short codes and domain names under management and revenue from system enhancements. In addition, revenue from Internet Infrastructure Services, or IIS, increased $2.4 million primarily due to increased demand for our managed domain name systems, or DNS, solutions to direct and manage Internet traffic.

Information Services. In the fourth quarter of 2011, we completed the acquisition of Targus Information Corporation, or TARGUSinfo, and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $42.3 million, comprised of $24.2 million in Identification Services, $13.1 million in Verification & Analytics Services, and $5.0 million in Local Search and Licensed Data Services.

Expense

Cost of revenue. Cost of revenue increased $12.1 million, including $5.8 million of operating costs related to the acquisition completed subsequent to September 30, 2011. The overall increase of $12.1 million in cost of revenue was due to a $6.1 million increase in personnel and personnel-related expense. This increase in personnel and personnel-related expense was due to increased headcount in our technology teams to support system enhancements for new and existing service offerings. In addition, costs relating to our information technology and systems, including data processing costs, telecommunications, and maintenance costs, increased $5.3 million due to growth in our revenue. Furthermore, royalty expense increased $0.7 million due to revenue growth.

Sales and marketing. Sales and marketing expense increased $13.0 million, including $9.5 million of operating costs related to the acquisition completed subsequent to September 30, 2011. The overall increase of $13.0 million in sales and marketing expense was due to an $11.2 million increase in personnel and personnel-related expense related to our expanded sales and marketing teams to support our new and expanded service offerings. In addition, general facilities costs increased $1.1 million. Advertising and external marketing costs increased $0.7 million to increase brand awareness.

Research and development. Research and development expense increased $3.9 million, including $3.0 million of operating costs related to the acquisition completed subsequent to September 30, 2011. The overall increase of $3.9 million in research and development expense was due to an increase of $3.6 million in personnel and personnel-related expense to support service and technology development.

General and administrative. General and administrative expense for the three months ended September 30, 2012 of $20.9 million was comparable to the three months ended September 30, 2011, despite a $1.5 million increase in operating costs related to the acquisition completed subsequent to September 30, 2011. Consulting costs decreased by $3.0 million, primarily due to costs incurred in the third quarter of 2011 to pursue new business opportunities and to support corporate initiatives. This decrease in consulting costs was offset by an increase in personnel and personnel-related costs of $2.0 million and an increase in general facilities costs of $0.9 million.

Depreciation and amortization. Depreciation and amortization expense increased $13.1 million, including $11.6 million in expense related to the acquisition completed subsequent to September 30, 2011. The overall increase of $13.1 million in expense was due to an increase in amortization expense of $10.8 million as a result of the amortization of intangible assets acquired in connection with our acquisition. In addition, depreciation expense increased $2.3 million due to acquisitions of new property and equipment, including furniture and fixtures and leasehold improvements.

Restructuring recoveries. Restructuring recoveries for the three months ended September 30, 2012 were comparable to the restructuring recoveries for the three months ended September 30, 2011 and include adjustments to restructuring plans initiated prior to 2012.

Interest and other expense. Interest and other expense increased $7.8 million primarily due to an $8.5 million increase in interest expense attributable to our 2011 credit facility, including amortization of related deferred financing costs. This increase was partially offset by a net decrease of $0.4 in loss on asset sales.

Interest and other income. Interest and other income decreased $0.2 million due to a decrease of interest income. This decrease in interest income was due to a lower yield related to our investments and lower amount of cash invested.

Provision for income taxes, continuing operations. Our effective tax rate decreased to 30.9% for the three months ended September 30, 2012 from 34.5% for the three months ended September 30, 2011. This decrease includes $5.2 million of discrete items recorded in the third quarter of 2012 primarily due to a net tax benefit associated with our domestic production activities deduction. The decrease in our effective tax rate was partially offset by a current period change in estimate attributed to a deduction for the loss on worthless stock of Neustar NGM Services, Inc., or NGM Services. Decreases in our effective tax rate were also partially offset by benefits recorded in the third quarter of 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and for federal research tax credits. Excluding discrete tax benefits, the Company’s effective tax rate was approximately 39.0% and 38.8% for the three months ended September 30, 2011 and 2012, respectively.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended September 30, 2011 and 2012 (in thousands):

	Three Months Ended September 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
Revenue:
Carrier Services	$114,155	$125,202	$11,047	9.7%
Enterprise Services	38,342	43,630	5,288	13.8%
Information Services	—	42,340	42,340	100.0%

Total revenue	$152,497	$211,172	$58,675	38.5%

Segment contribution:
Carrier Services	$99,302	$109,359	$10,057	10.1%
Enterprise Services	16,551	20,314	3,763	22.7%
Information Services	—	24,064	24,064	100.0%

Total segment contribution	115,853	153,737	37,884	32.7%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	20,424	24,989	4,565	22.4%
Sales and marketing	3,584	6,050	2,466	68.8%
Research and development	3,575	4,270	695	19.4%
General and administrative	19,742	20,213	471	2.4%
Depreciation and amortization	10,486	23,622	13,136	125.3%
Restructuring recoveries	(33)	(32)	1	(3.0)%

Income from operations	$58,075	$74,625	$16,550	28.5%

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

The following is a discussion of our operating segment results for the three months ended September 30, 2011 and 2012:

Carrier Services. Revenue from our Carrier Services operating segment increased $11.0 million due to an increase of $11.8 million in revenue from Numbering Services. The $11.8 million increase in revenue from Numbering Services was primarily the result of an $11.3 million increase in the fixed fee established under our contracts to provide NPAC Services whereas IP Services decreased $0.6 million. Segment operating costs for Carrier Services totaled $15.8 million, an increase of $1.0 million driven by an increase in personnel and personnel-related expense to support our operations. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $109.4 million, an increase of $10.0 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.3 million due to an increase of $2.9 million in revenue from Registry Services. This increase was due to continued growth in the number of common short codes and domain names under management and revenue from system enhancements. In addition, revenue from IIS increased $2.4 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise

Services totaled $23.3 million, an increase of $1.5 million. This increase in segment operating costs was due to an increase of $0.5 million in personnel and personnel related costs, an increase of $0.4 million in royalty expense driven by increased revenue from managing a larger number of common short codes, and an increase of $0.3 million in general facilities costs. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $20.3 million, an increase of $3.8 million.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $42.3 million, comprised of $24.2 million in Identification Services, $13.1 million in Verification & Analytics Services, and $5.0 million in Local Search and Licensed Data Services. Segment operating costs for Information Services totaled $18.3 million and included $13.2 million in personnel and personnel-related expense, $3.3 million in costs related to our information technology and systems and $1.8 million in general facilities costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $24.1 million.

Consolidated Results of Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2012

The following table presents an overview of our results of operations for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended September 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$334,604	$375,922	$41,318	12.3%
Enterprise Services	111,671	125,204	13,533	12.1%
Information Services	—	116,090	116,090	100.0%

Total revenue	446,275	617,216	170,941	38.3%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	96,663	137,364	40,701	42.1%
Sales and marketing	76,275	117,466	41,191	54.0%
Research and development	11,183	23,483	12,300	110.0%
General and administrative	63,124	61,999	(1,125)	(1.8)%
Depreciation and amortization	29,018	69,041	40,023	137.9%
Restructuring charges	387	492	105	27.1%

	276,650	409,845	133,195	48.1%

Income from operations	169,625	207,371	37,746	22.3%
Other (expense) income:
Interest and other expense	(1,148)	(25,114)	(23,966)	2,087.6%
Interest and other income	1,437	479	(958)	(66.7)%

Income from continuing operations before income taxes	169,914	182,736	12,822	7.5%
Provision for income taxes, continuing operations	65,060	64,429	(631)	(1.0)%

Income from continuing operations	104,854	118,307	13,453	12.8%
Income from discontinued operations, net of tax	37,249	—	(37,249)	(100.0)%

Net income	$142,103	$118,307	$(23,796)	(16.7)%

Basic net income per common share:
Continuing operations	$1.42	$1.77
Discontinued operations	0.51	—

Basic net income per common share	$1.93	$1.77

Diluted net income per common share:
Continuing operations	$1.40	$1.74
Discontinued operations	0.49	—

Diluted net income per common share	$1.89	$1.74

Weighted average common shares outstanding:
Basic	73,658	66,880

Diluted	75,079	67,961

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $41.3 million due to an increase of $34.9 million in revenue from Numbering Services. The $34.9 million increase in revenue from Numbering Services was primarily the result of a $33.8 million increase in the fixed fee established under our contracts to provide NPAC Services. In addition, Order Management Services, or OMS, revenue increased $5.7 million primarily due to our acquisition of numbering assets completed in the third quarter of 2011.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $13.5 million due to an increase of $7.5 million in revenue from Registry Services. This increase was due to continued growth in the number of common short codes and domain names under management and revenue from system enhancements. In addition, revenue from IIS increased $6.0 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $116.1 million, comprised of $69.9 million in Identification Services, $31.1 million in Verification & Analytics Services, and $15.1 million in Local Search and Licensed Data Services.

Expense

Cost of revenue. Cost of revenue increased $40.7 million, including $23.5 million of operating costs related to acquisitions completed in 2011. The overall increase of $40.7 million in cost of revenue was due to a $16.9 million increase in personnel and personnel-related expense. This increase in personnel and personnel-related expense was due to increased headcount in our technology teams to support system enhancements for new and existing service offerings. In addition, costs relating to our information technology and systems, including data processing costs, telecommunications, and maintenance costs, increased $16.1 million due to growth in our revenue. Furthermore, royalty expense increased $5.0 million due to revenue growth and contractor costs increased $2.7 million as a result of increased costs incurred for customer deployment.

Sales and marketing. Sales and marketing expense increased $41.2 million, including $30.1 million of operating costs related to acquisitions completed in 2011. The overall increase of $41.2 million in sales and marketing expense was due to a $33.9 million increase in personnel and personnel-related expense related to our expanded sales and marketing teams to support our new and expanded service offerings. In addition, advertising and external marketing costs increased $4.7 million to increase brand awareness and general facilities costs increased $2.6 million.

Research and development. Research and development expense increased $12.3 million, including $8.3 million of operating costs related to acquisitions completed in 2011. The overall increase of $12.3 million in research and development expense was due to an increase of $9.7 million in personnel and personnel-related to support service and development. In addition, contractor costs increased $1.3 million to augment internal development resources and general facilities costs increased $1.3 million.

General and administrative. General and administrative expense decreased $1.1 million, including a $6.2 million increase in operating costs related to acquisitions completed in 2011. The overall decrease of $1.1 million was due to a decrease of $4.8 million in consulting costs attributable to costs incurred during 2011 to pursue new business opportunities and to support corporate initiatives. This decrease was partially offset by an increase of $3.2 million in personnel and personnel-related costs and an increase of $0.5 million in general facilities costs.

Depreciation and amortization. Depreciation and amortization expense increased $40.0 million, including $36.1 million in expense related to acquisitions completed in 2011. The overall increase of $40.0 million in expense was due to an increase in amortization expense of $33.7 million as a result of the amortization of intangible assets acquired in connection with acquisitions. In addition, depreciation expense increased $6.3 million due to acquisitions of new property and equipment, including furniture and fixtures and leasehold improvements.

Restructuring charges. Restructuring charges increased $0.1 million due to severance and severance-related expense of $0.5 million attributable to our 2011 domestic work-force reduction initiated in the fourth quarter of 2011, partially offset by a decrease in severance and severance-related expense of $0.4 million attributable to our 2010 management transition plan.

Interest and other expense. Interest and other expense increased $24.0 million due to a $25.1 million increase in interest expense attributable to our 2011 credit facility, including amortization of related deferred financing costs. This increase was partially offset by a decrease of $0.6 million in foreign currency losses and a net decrease of $0.6 million in loss on asset sales.

Interest and other income. Interest and other income decreased $1.0 million due to a decrease of $0.7 million in realized gains for our available-for-sale securities sold during 2011.

Provision for income taxes, continuing operations. Our effective tax rate decreased to 35.3% for the nine months ended September 30, 2012 from 38.3% for the nine months ended September 30, 2011. This decrease includes $6.4 million of discrete items recorded during the nine months ended September 30, 2012 primarily due to a net tax benefit related to our domestic production activities deduction and utilization of foreign tax credits against federal income taxes. The decrease in our effective tax rate was partially offset by a current period change in estimate attributed to a deduction for the loss on worthless stock of NGM Services. Decreases in our effective tax rate were also partially offset by benefits recorded in the third quarter of 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and federal research tax credits. Excluding discrete tax benefits primarily associated with the domestic production activities deduction, the Company’s effective tax rate was approximately 39.7% and 38.8% for the nine months ended September 30, 2011 and 2012, respectively.

Income from discontinued operations, net of tax. During the second quarter of 2011, we completed our plan to wind down and cease operations of our former Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of NGM Services, Inc. and its subsidiaries. The financial results for the nine months ended September 30, 2011 and 2012 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations. We treated the common stock of NGM Services, Inc. as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. We recorded a discrete income tax benefit of $42.7 million in the nine months ended September, 2011.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the nine months ended September 30, 2011 and 2012 (in thousands):

	Nine Months Ended September 30,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
Revenue:
Carrier Services	$334,604	$375,922	$41,318	12.3%
Enterprise Services	111,671	125,204	13,533	12.1%
Information Services	—	116,090	116,090	100.0%

Total revenue	$446,275	$617,216	$170,941	38.3%

Segment contribution:
Carrier Services	$293,451	$328,243	$34,792	11.9%
Enterprise Services	47,620	55,911	8,291	17.4%
Information Services	—	59,069	59,069	100.0%

Total segment contribution	341,071	443,223	102,152	30.0%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	59,793	73,999	14,206	23.8%
Sales and marketing	12,026	18,415	6,389	53.1%
Research and development	10,085	13,561	3,476	34.5%
General and administrative	60,137	60,344	207	0.3%
Depreciation and amortization	29,018	69,041	40,023	137.9%
Restructuring charges	387	492	105	27.1%

Income from operations	$169,625	$207,371	$37,746	22.3%

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

The following is a discussion of our operating segment results for the nine months ended September 30, 2011 and 2012:

Carrier Services. Revenue from our Carrier Services operating segment increased $41.3 million due to an increase of $34.9 million in revenue from Numbering Services. The $34.9 million increase in revenue from Numbering Services was primarily the result of a $33.8 million increase in the fixed fee established under our contracts to provide NPAC Services. In addition, OMS revenue increased $5.7 million primarily due to our acquisition of numbering assets completed in the third quarter of 2011. Segment operating costs for Carrier Services totaled $47.7 million, an increase of $6.5 million. This increase in segment operating costs was to support the increased OMS revenue. In particular, personnel and personnel-related expense increased $6.0 million due to increased headcount attributable to the acquisition and to support revenue growth. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $328.2 million, an increase of $34.8 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $13.5 million due to an increase of $7.5 million in revenue from Registry Services. This increase was due to continued growth in the number of common short codes and domain names under management and revenue from system enhancements. In addition, revenue from IIS increased $6.0 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise Services totaled $69.3 million, an increase of $5.2 million. This increase in segment operating costs was due to an increase of $2.3 million in royalty expense driven by increased revenue from managing a larger number of common short codes, an increase of $2.0 million in personnel and personnel-related expense, and an increase of $1.1 million in marketing expense to support brand awareness. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $55.9 million, an increase of $8.3 million.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment was $116.1 million, comprised of $69.9 million in Identification Services, $31.1 million in Verification & Analytics Services, and $15.1 million in Local Search and Licensed Data Services. Segment operating costs for Information Services totaled $57.0 million and included $40.3 million in personnel and personnel-related expense, $11.6 million in costs related to our information technology and systems, $4.3 million in general facilities costs and $0.8 million in advertising and external marketing costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $59.1 million.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.

Total cash, cash equivalents and investments were $269.2 million at September 30, 2012, an increase of $133.9 million from $135.3 million at December 31, 2011. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Credit Facilities

On November 8, 2011, we entered into a credit agreement that includes: (1) a $600 million senior secured term loan facility, or Term Facility; and (2) a $100 million senior secured revolving credit facility, or Revolving Facility, and together with the Term Facility, the 2011 Facilities. The Revolving Facility matures on November 8, 2016, and the Term Facility matures on November 8, 2018. The entire $600 million Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. We did not borrow any amounts under the Revolving Facility in 2011 or through the nine months ended September 30, 2012. As of September 30, 2012, available borrowings under the Revolving Facility were reduced by outstanding letters of credit totaling $7.2 million.

Principal payments under the Term Facility of $1.5 million are due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining Term Facility principal balance of $558.0 million is due in full on November 8, 2018, subject to early mandatory prepayments. The loans outstanding under the credit facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the Term Facility is deemed to be not less than 2.25% per annum or (ii) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (i) in respect of the Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (ii) in respect of the Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the Term Facility is payable quarterly beginning on February 8, 2012. As of September 30, 2012, the annual interest rate on the Term Facility was 5%. The accrued interest under the Revolving Facility is due on the last day of the quarter starting on December 31, 2011.

The Term Facility has a 1% prepayment fee in the event it is refinanced within the first year of issuance. The 2011 Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows will be based on our leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% or 50% of excess cash flow. As of September 30, 2012, we estimated a mandatory prepayment of approximately $54.5 million to be payable in the first quarter of 2013 and reclassified this estimated prepayment amount from long-term note payable to current note payable.

The 2011 Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The quarterly financial covenants include a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of and for the nine months ended September 30, 2012, we were in compliance with these covenants. Further, we believe these covenants will not restrict our ability to execute our business plan.

As of September 30, 2012, our outstanding borrowings under the Term Facility were $586.0 million and accrued interest under the Facilities was $0.2 million. As of September 30, 2012, our available borrowings under the Revolving Facility were $92.8 million.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the nine months ended September 30, 2012 was $201.4 million, as compared to $166.0 million for the nine months ended September 30, 2011. This $35.4 million increase in net cash provided by operating activities was the result of a decrease in net income of $23.8 million, an increase in non-cash adjustments of $33.8 million, and an increase in net changes in operating assets and liabilities of $25.4 million.

Net income decreased $23.8 million primarily due to a tax benefit of $42.7 million recorded in the first quarter of 2011 related to a worthless stock deduction for the common stock of Neustar NGM Services, Inc. and benefits recorded in the third quarter of 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and federal research tax credits. These decreases were partially offset by a tax benefit of $8.0 million recorded in the third quarter of 2012 resulting from our domestic production activities deduction for the current and prior years and utilization of foreign tax credits against federal income taxes for the current and prior years. In addition, income from operations increased $37.7 million.

Non-cash adjustments increased $33.8 million due to an increase of $39.4 million in depreciation and amortization expense and an increase of $2.9 million in the amortization of our deferred financing costs and original debt discount from our Term Facility. This increase in non-cash adjustments was partially offset by a decrease of $4.2 million in excess tax benefits from stock option exercises, a decrease of $3.1 million in deferred income taxes, a decrease of $1.9 million in the net amortization of investment premium and a $1.9 million in loss on sale recorded in the first quarter of 2011 attributable to the sale of certain assets liabilities of our Converged Messaging Services business.

Net changes in operating assets and liabilities increased $25.4 million primarily due to a decrease of $54.4 million in income taxes receivable, primarily the result of the tax benefit we recorded in the first quarter of 2011 in connection with a deduction for the loss on worthless stock, a decrease of $11.2 million in prepaid expenses and other current assets, a net decrease of $7.7 million in notes receivable, and an increase of $6.7 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by a net change of $46.1 million attributable to net increases in accounts and unbilled receivables, and a net increase of $8.4 million in accounts payable and accrued expenses and other liabilities.

Cash flows from investing

Net cash used in investing activities for the nine months ended September 30, 2012 was $31.2 million, as compared to $78.6 million for the nine months ended September 30, 2011. This $47.4 million decrease in net cash used in investing activities was primarily due to a decrease of $79.7 million in investment purchases and a decrease of $39.0 million in cash used for acquisitions. These decreases in net cash used in investing activities were partially offset by a decrease of $71.2 million in cash received from the sale and maturities of investments.

Cash flows from financing

Net cash used in financing activities was $31.0 million for the nine months ended September 30, 2012, as compared to $61.1 million for the nine months ended September 30, 2011. This $30.1 million decrease in net cash used in financing activities was primarily due to an increase of $40.1 million in proceeds from the exercise of stock options, an increase of $9.5 million in restricted cash, recorded in the first quarter of 2011 and was primarily used to collateralize our outstanding letters of credit, and an increase of $4.2 million in excess tax benefits from stock-based compensation. These decreases in cash used in financing activities were partially offset by an increase of $14.1 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs, an increase of $8.1 million in cash used for the repurchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings, and an increase in cash used of $4.5 million used for principal repayments on our note payable.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2012:

				Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased	Shares that May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced Plans	Under the Plans or
Month	(1)	per Share	or Programs (2)(3)	Programs (3)
July 1 through July 31, 2012	296,079	$33.35	293,600	$126,692,342
August 1 through August 31, 2012	182,645	37.44	180,300	119,938,168
September 1 through September 30, 2012	217,825	39.51	213,723	111,495,426

Total	696,549	$36.34	687,623	$111,495,426

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.
(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 8,926 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.
(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: November 5, 2012	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer (Principal Financial and Accounting Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 10, 2011, by and among NeuStar, Inc., Tumi Merger Sub, Inc., Targus Information Corporation and Michael M. Sullivan, as Stockholder Representative, incorporated herein by reference to Exhibit 2.1 to NeuStar’s Current Report on Form 8-K, filed October 11, 2011.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 99.1 to NeuStar’s Current Report on Form 8-K, filed June 25, 2012.

10.1.1	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.