Form 10-K
period 2012-12-31
NEUSTAR INC
filed 2013-02-28
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On February 21, 2013, 66,134,805 shares of NeuStar Class A common stock were outstanding and 3,082 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2012 was approximately $2.83 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2012.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a trusted provider of real-time information and analysis using proprietary and hard to replicate data sets. Our customers use our services for commercial insights that help them promote and protect their businesses. We combine proprietary, third party and customer data sets to develop unique algorithms, models, point solutions and complete work flow solutions. Among other things, chief marketing, security, information and operating officers use these real-time insights to identify who or what is at the other end of a transaction, the geographic-context of a transaction and the most appropriate response. We provide our services in a trusted and neutral manner. Our customers access our databases through standard connections, which we believe is the most efficient and cost effective way to exchange operationally essential data in a secured environment that does not favor any particular customer or technology. Today we primarily serve customers in the Internet, communications, information services, financial services, retail, and media and advertising verticals.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of innovative services, including database services (telephone number databases, domain names, short-codes and fixed IP addresses), analytics platforms used for Internet security services, caller identification services, web performance monitoring services and real-time information and analytics services.

We provide the North American communications industry with real-time information that enables the dynamic routing of virtually all telephone calls and text messages among competing carriers in the United States and Canada. Our internet and eCommerce customers use our broad array of domain name systems, or DNS, solutions to resolve internet queries in a timely manner and to protect their businesses from malicious attacks. We also provide a broad suite of solutions that allow our customers to generate marketing leads, offer more relevant services and improve client conversion rates.

Background

With the advent of competition in telecommunications markets, local number portability, the Internet and mobility, the routing of communications among thousands of service providers worldwide has become significantly more complex. In addition, we believe companies are utilizing an increasing amount and variety of data and analytics to promote their brands, protect their businesses and direct their operations. We help simplify this complex environment and address the market demand for better information and commercial insights by providing real-time information and analytics.

Our carrier customers seek information and insights that will help them improve the efficiency and profitability of their networks and services, including migration to hosted services and new technologies. This migration is driven by increasingly complex technical and operating challenges. For example, service providers are accelerating the development of broadband wireless and next generation IP networks that are capable of delivering new, voice, messaging, data and video services. The resulting complexity requires more efficient solutions to exchange information to ensure successful interconnection of today’s networks and services.

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

Enterprises in the United States and throughout the world have become increasingly reliant on the Internet and other DNS-based systems to support their businesses. With the growth in e-commerce and the continuing growth of advanced DNS-based communication services, large and small enterprises have increased demand for:

•	Online protection. Security protection services against Internet attacks and online fraud;

•	Network and web performance. Website performance monitoring and testing services to improve online performance, competitive advantages and positive end-user experiences; and

•	Registry services. Essential registry services to manage internet addresses and to access content in a reliable, prompt and secure manner.

In addition, we believe companies require an increasing amount of real-time information and analytics to promote their brands, protect their businesses and direct operations. This has resulted in higher market demand for commercial insights, which we believe will continue to grow. In particular, our customers are interested in identifying, locating and evaluating both commercial risks and opportunities. We believe that the current economic, technological, demographic and competitive trends in the market will continue to drive demand for commercial insights. Accordingly, there is an increasing demand for:

•	Identification. Real-time identification, location and authentication services, including Caller ID;

•	Relevant Advertising. Insights into demographic and behavioral attributes of audiences successfully to identify and attract customers; and

•	Online visibility. Improving the visibility and accuracy of online business listings and localized searches.

Our Company

We incorporated in Delaware in 1998. Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.

We are organized into three operating segments: Carrier Services, Enterprise Services and Information Services. We have a shared operations group that spans the organization to support our global infrastructure. This infrastructure has been designed to provide services that are:

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

Carrier Services

Our Carrier Services include numbering services, order management services and IP services. Our numbering services enable the dynamic routing of calls and text messages among all competing communications service providers in the United States and Canada. Our services, which include unique geographically dispersed databases, are relied upon for the intelligence that allows networks to connect seamlessly. In particular, we provide near real-time updates to the North American telephone numbering system that is essential for the accurate routing of telephone calls and text messages. Our customers also use these services to improve network performance and functionalities across diverse and complex networks. In addition, we also facilitate order management and work-flow processing among carriers, including telephone number inventory management, and allow carriers to manage and optimize the addressing and routing of IP communications.

Through our Carrier Services operating segment, we provide a range of services to our carrier customers, including:

•

Numbering services.  We operate and maintain authoritative databases that help manage the increased complexity in the communications industry. The numbering services we provide to our carrier customers using these databases include number portability administration center services, or NPAC Services, in the United States and Canada and local number portability, or LNP, services in Taiwan and Brazil, or international LNP solutions, and number inventory and allocation management. The NPAC is the world’s largest and most complex number portability system with connections to over 4,800 individual customers and is a critical component of the national telecommunications network infrastructure. Our NPAC Services provide a key foundation for subscriber acquisition and for a robustly competitive telecommunications market. These services also support the industry’s needs for real-time network and resource optimization, emergency preparedness and disaster recovery, and efficient telephone number utilization.

•

Order management services.  Our order management services permit our carrier customers to exchange essential operating information with multiple carriers in order to provision and manage services. We provide these services through a single interface or on-premise installations. In addition, we offer inventory management services that allow our carrier customers to efficiently manage their assigned telephone numbers and associated resources.

•

IP services.  We provide scalable IP services to global carriers and service providers that allow them to manage access for the routing of IP communications, such as multimedia messaging service. Our solutions also provide accurate and reliable routing of text messages and voice calls by identifying terminating service provider networks. In addition, we provide a solution for carriers to migrate from the public switched telephone network to IP Interconnect through mapping a phone number to an IP address for accurate and reliable routing to a carrier’s network.

Enterprise Services

Our Enterprise Services include Internet infrastructure services and registry services. We provide Internet infrastructure services that our customers use in order to direct, prioritize and manage Internet traffic. In addition, enterprise customers rely on our services to optimize their website performance, including protecting against malicious traffic. Enterprises use our broad infrastructure and our unique datasets to identify the location of their online customers for a variety of purposes, including fraud prevention and marketing. We believe our registry services provide reliable, fair and secured access used for resolving top-level domain name Internet queries. We also operate the authoritative Common Short Codes registry on behalf of the U.S. wireless industry.

The range of services we offer to our enterprise customers includes:

•

Internet Infrastructure Services.  We provide a suite of DNS services to our enterprise customers built on a global directory platform. These services play a key role in directing and managing Internet traffic flow, resolving Internet queries, providing security protection against Distributed Denial of Service attacks, providing geolocation services used to enhance fraud prevention and online marketing, and monitoring, testing and measuring the performance of websites and networks.

•

Registry Services.  We operate the authoritative registries of Internet domain names for the .biz, .us, .co, .tel and .travel top-level domains. We also provide international registry gateways for China’s .cn and Taiwan’s .tw country-code top-level domains. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We also operate the authoritative Common Short Codes registry on behalf of the U.S. wireless industry. In addition, we operate the user authentication and rights management system, which supports the UltraVioletTM digital content locker that consumers use to access their entertainment content.

Information Services

Our Information Services include identification services, verification and analytics services, and local search and licensed data services. We utilize proprietary databases and solutions to inform real-time decisions on customer initiated interactions over the telephone, Internet and at points of sale. Our services correlate unique attributes, such as demographic information, projected buying behaviors and location. This allows our customers to offer consumers more relevant services and products, and leads to higher client conversion rates. Our business listings identity management services manage the placement of our customers’ online local business listings on search engines, improving brand awareness and targeted advertising.

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

Operations

Sales Force and Marketing

As of December 31, 2012, our sales and marketing organization consisted of approximately 493 people who work together to offer our customers advanced services and solutions. Our sales teams work closely with our customers to identify and address their needs, while our marketing teams identify emerging trends and technologies that provide opportunities for broadening and offering new high value services to our customers and prospects.

We have an experienced sales and marketing staff who have extensive knowledge of the industries we serve, which helps us identify new revenue opportunities and network efficiencies. We believe we have close relationships with our customers, and we understand their systems and operations. We have worked closely with our customers to develop solutions such as national pooling, U.S. Common Short Codes, number translation services, the provisioning of service requests for Voice over Internet Protocol, or VoIP, providers, and Caller ID services.

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

Operational Capabilities

We provide our services through our state-of-the-art data centers and remotely hosted computer hardware that is located in third-party facilities throughout the world. Our data centers, including third-party facilities that we use, are custom designed for the processing and transmission of high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management and information security. In general, we subscribe to the highest level of service and responsiveness available from each third-party vendor that we use. Further, to protect the integrity of our systems and ensure reliability of our systems, the major components of our networks are generally designed to eliminate any single point of failure.

We consistently meet and frequently exceed our contractual service level requirements. Our performance results for certain services are monitored internally and are subjected to independent audits on a regular basis.

Research and Development

We maintain a research and development group, the principal function of which is to develop new and innovative services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvements to existing services focus on the challenges our customers face. We employ industry experts in areas of technology that we believe are key to solving these challenges. Our quality control and application testing processes focus predominantly on resolving highly technical issues that are integral to the performance of our services and solutions. These issues are identified through both internal and external feedback mechanisms, and continuous testing of our applications and systems to ensure uptime commensurate with the service level standards we have agreed to provide to our customers. As of December 31, 2012, we had approximately 143 employees dedicated to research and development, which included software engineers, quality assurance engineers, technical project managers and documentation specialists. Our research and development expense was $13.8 million, $17.5 million and $29.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Customers and Markets

Our customer base spans across all of our operating segments. We provide services to common customers in six verticals: Internet, communications, information services, financial services, retail, and media and advertising.

For our customers in our Internet vertical, we primarily provide infrastructure and IP services, including DDoS protection services and managed DNS services. Our Internet customers include companies that either enable Internet services or provide information and content to Internet and telephone users, such as Amazon.com Inc. and Moody’s Corporation.

Within our communications vertical, we primarily provide numbering services, caller identification services and order management services. Our communications customers include Verizon Communications Inc. and AT&T Inc., Comcast Corporation, and Time Warner Cable Inc., as well as, emerging providers of VoIP services, social media, and message aggregators.

Our customers in our information services, financial services, retail and media and advertising verticals primarily use our verification and analytics services, local search and licensed data services, DDoS protection services, and managed DNS services. Our customers in our financial services and retail verticals also use our IP Services.

Our customers include over 14,000 different corporate entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other customers. No single such corporate entity accounted for more than 10% of our total revenue in 2012. The amount of our revenue derived from customers inside the United States was $480.2 million, $571.1 million and $776.0 million for the years ended December 31, 2010, 2011 and 2012, respectively. The amount of our revenue derived from customers outside the United States was $40.7 million, $49.4 million and $55.4 million for the years ended December 31, 2010, 2011 and 2012, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $337.1 million, $374.4 million and $418.2 million for the years ended December 31, 2010, 2011 and 2012, respectively, representing 65%, 60% and 50% of our revenue for the years ended December 31, 2010, 2011, and 2012, respectively. Our total revenue from our contracts with NAPM includes revenues from our NPAC Services, connection services related to our NPAC Services and NPAC-related system enhancements.

Our operating segments, Carrier Services, Enterprise Services and Information Services, are the same as our reportable segments. For further discussion of the operating results of our segments, including revenue, segment contribution, consolidated income from continuing operations, total long-lived assets, goodwill, and intangible assets, as well as information concerning our international operations, see Note 6 and Note 17 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Competition

Our services most frequently compete against the in-house systems of our customers. We believe our services offer greater reliability and flexibility on a more cost-effective basis than these in-house systems.

With respect to our roles as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes, there are no other providers currently providing the services we offer. We were awarded the contracts to administer these services in open and competitive procurement processes in which we competed against companies including Accenture plc, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Noblis, Inc., Nortel Networks Corporation, Pearson Education, Inc., Perot Systems Corporation, Telcordia Technologies, Inc., which is now a wholly-owned subsidiary of LM Ericsson Telephone Company, and VeriSign, Inc. We have renewed or extended the term of several of these contracts since they were first awarded to us. Prior to the expiration of our contracts in June 2015 to provide NPAC Services in the United States, our competitors may submit proposals to replace us as the provider of the services covered by these contracts. In addition, NAPM has initiated a selection process for the administration of NPAC services upon the expiration of our existing NPAC contracts in June 2015. Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. Common Short Codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or to terminate the contract in accordance with its terms, in which case we could be forced to compete with other providers to continue providing the services covered by the relevant contract. In addition, the current .us contract expires in 2013 and the U.S. Department of Commerce will conduct a Request for Proposal in which we will participate for a new contract. However, we believe that our position as the incumbent provider of these various services with what we believe to be a high level of performance gives us an advantage in competing for contract renewals or for new contracts to continue to provide these services.

While we do not face direct competition for the registry of .us and .biz Internet domain names, other than as noted above, we compete with other companies that maintain the registries for different domain names, including VeriSign, Inc., which manages the .com and .net registries, Afilias Limited, which manages the .org and .info registries, and a number of managers of country-specific domain name registries, such as .uk for domain names in the United Kingdom.

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

•

with respect to our Order Management Services, companies such as Synchronoss Technologies, Inc., Telcordia Technologies, Inc., a wholly-owned subsidiary of LM Ericsson Telephone Company, and Syniverse Technologies, Inc., which offer communication services, including inter-carrier order processing and workflow management on an outsourced basis;

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

We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially and adversely affect our business. See “Risk Factor — Risks Related to Our Business — The market for our carrier, enterprise and information services is competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.” in Item 1A of this report.

Employees

As of December 31, 2012, we had 1,543 employees. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

In January 2009, we amended our seven regional contracts with NAPM to provide for an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $340.0 million, $362.1 million, $385.6 million and $410.7 million in 2009, 2010, 2011 and 2012, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year. The amendments also provide for a fixed credit of $40.0 million in 2009, $25.0 million in 2010 and $5.0 million 2011, which were applied to reduce the Base Fee for the applicable year. Additional credits of up to $15.0 million annually in 2009, 2010 and 2011 could have been triggered if the customers reached certain levels of aggregate telephone number inventories and adopted and implemented certain IP fields and functionality.

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

Under the fixed-fee model, our fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers as determined by the FCC. Under these contracts, we also bill a revenue recovery collections, or RRC, fee of a percentage of monthly billings to our customers, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee is insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our directory services also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM continue through June 2015. On February 5, 2013, the NAPM released a Request for Proposal for the selection of the next local number portability administrator under new contracts that will take effect upon expiration of the current contracts. We will compete for these contracts and to remain as the local number portability administrator.

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

We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC to us in 2003. In July 2012, we were awarded a new contract to serve as the North American Numbering Plan Administrator for a term not to exceed 5 years. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was two years, commencing in August 2007, and the contract had three one-year extension options, each of which was exercised by the FCC. In February 2013, the FCC extended the Pooling Administration contract until June 14, 2013.

We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted to us in May 2001. In December 2006, ICANN extended our .biz contract through June 30, 2013. Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet top-level domain. This contract was originally awarded in October 2001. In October 2007, the government renewed our .us contract for a period of three years. This term may be extended by the government for two additional one-year periods. In response to a bid protest filed by one of our competitors, the Department of Commerce evaluated the procedures it followed in awarding to us the .us contract. Pending resolution of this evaluation, performance under our new .us contract was stayed, and the terms of our previous .us contract remained in effect. The evaluation was completed in August 2008 and the terms of the new .us contract were amended. In August 2012, the Department of Commerce exercised the second of its two one-year extension options to extend the contract through August 31, 2013. The Department of Commerce has issued a Notice of Inquiry seeking public comment on what terms should be incorporated in the .us contract after the expiration of the current contract. We expect the Department of Commerce to issue a Request for Proposal for a new .us contract to take effect upon expiration of the current contract. We intend to compete for the new .us contract to remain as the registry for that top-level domain. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.

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

Telephone Number Portability.  The Telecommunications Act of 1996 requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a series of competitive procurements, a consortium of service providers representing the communications industry selected us to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the North American Numbering Council recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability in their respective regions, subject to North American Numbering Council oversight. Under the rules and policies adopted by the FCC, NAPM, as successor in interest to the seven regional consortiums, has the power and authority to manage and negotiate changes to the current master agreements.

On November 3, 2005, BellSouth Corporation, or BellSouth, filed a petition with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 21, 2013, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. Similarly, on May 20, 2011, Verizon Communications Inc. and Verizon Wireless Inc. filed a joint petition, the Verizon Petition, with the FCC seeking a ruling that certain carrier initiated modifications of NPAC records be excluded from the costs of the shared NPAC database and be paid for instead by the provider that caused such costs to be incurred. In response to the Verizon Petition, the FCC requested comments from interested parties. As of February 21, 2013, the FCC had not initiated a formal rulemaking process and the Verizon Petition remains pending.

After the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government-managed procurement in their place. As of February 21, 2013, the FCC had not initiated a formal rulemaking process on either of these petitions, and the Telcordia petitions are still pending. Although these Telcordia petitions remain pending, we believe that they have been superseded by the initiation of a selection process to award a new contract for the administration of NPAC services at the expiration of the existing contracts. (See “Risk Factors — Risks Related to Our Business — Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement.” in Item 1A of this report).

North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the North American Numbering Council evaluates our performance against these rules and guidelines each year and provides an annual review to the North American Numbering Council and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the North American Numbering Council responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2011, we “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2012 have not yet been completed.

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

•	we prohibit any individual who serves in the management of any of our stockholders from being involved directly in our day-to-day operations;

•	we implement certain requirements regarding the composition of our Board of Directors;

•	no member of our Board of Directors simultaneously serves on the Board of Directors of a telecommunications service provider; and

•	we hire an independent party to conduct a quarterly neutrality audit to ensure that we and our stockholders comply with all the provisions of our code of conduct.

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

In contemplation of the initial public offering of our securities, we sought and obtained FCC approval for a “safe harbor” from previous orders of the FCC that allowed us to consummate the initial public offering for our securities but required us to seek prior approval from the FCC for any change in our overall ownership structure, corporate structure, bylaws, or distribution of equity interests, as well as certain types of transactions, including the issuance of indebtedness by us. Under the safe harbor order, we are required to maintain provisions in our organizational and other corporate documents that require us to comply with all applicable neutrality rules and orders. We are no longer required to seek prior approval from the FCC for many of these changes and transactions, although we are required to provide notice of such changes or transactions. In addition, we are subject to the following requirements:

•	we may not issue more than 50% of our aggregate outstanding indebtedness to any telecommunications service provider;

•	we may not acquire any equity interest in a telecommunications service provider or an affiliate of a telecommunications service provider without prior approval of the FCC;

•	we must restrict any telecommunications service provider or affiliate of a telecommunications service provider from acquiring or beneficially owning 5% or more of our outstanding capital stock;

•	we must report to the FCC the names of any telecommunications service providers or telecommunications service provider affiliates that own a 5% or greater interest in our company;

•

we must make beneficial ownership records available to our auditors, and must certify upon request that we have no actual knowledge of any ownership of our outstanding capital stock by a telecommunications service provider or telecommunications service provider affiliate other than as previously disclosed; and

•	we must make our debt records available to our auditors and certify that no telecommunications service provider holds more than 50% of our aggregate outstanding indebtedness.

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

Intellectual Property

Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers, and potential customers and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change, these legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of our services. In addition, where appropriate, we will seek patent protection for our proprietary technology used in our service offerings.

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

We have filed, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer regarding the quality of our public disclosures, which is required to be filed with the Securities and Exchange Commission, or the SEC, under Section 302 of the Sarbanes Oxley Act of 2002.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other directory services;

•	failures or interruptions of our systems and services;

•	loss of, or damage to, a data center;

•	security or privacy breaches;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our customers’ in-house systems or from other providers of carrier, enterprise, or information services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our further potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.

ITEM 1A.	RISK FACTORS

Risks related to our business

The loss of, or damage to, a data center or any other failure or interruption to our network infrastructure could materially harm our revenue and impair our ability to conduct our operations.

Because virtually all of the services we provide require our customers to query a copy of our continuously updated databases and directories to obtain necessary routing, operational and marketing data, the integrity of our data centers, including network elements managed by third parties throughout the world, and the systems through which we deliver our services are essential to our business. Notably, certain of our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable carriers to ensure that telephone calls are routed to the appropriate destinations.

Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our customers rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, for example:

•	damage to, or failure of, our computer software or hardware or our connections to, and outsourced service arrangements with, third parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we or our customers rely to access our data centers and other systems;

•	errors in the processing of data by our systems;

•	computer viruses, malware or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	virtual hijacking of traffic destined to our systems;

•	power loss, communications failures, pandemics, wars, acts of terrorism, political unrest or other man-made or natural disasters; and

•	successful DDoS attacks.

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data if one of the foregoing events occurs. Further, increases in the scope of services that we provide increase the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers and acquire additional network capacity from which we may provide services. Moreover, as we add customers, expand our service offerings and increase our visibility in the market we may become a more likely target of attacks similar to those listed in the bullets above. The number of electronic attacks and viruses grows significantly every year, as does the sophistication of these attacks. For example, undetected attackers may be able to monitor unencrypted Internet traffic anywhere in the world and modify it before it reaches our destination, and these attackers may harm our customers by stealing personal or proprietary information, Internet email or IP addresses. If we are not able to react to threats quickly and effectively and stop attackers from exploiting vulnerabilities or circumventing our security measures, the integrity of our systems and networks, and those of our customers and trading partners, may be adversely affected. If we cannot adequately secure and protect the ability of our data centers, offices, networks and related systems to perform consistently at a high level and without interruptions, or if we otherwise fail to meet our customers’ expectations:

•	our reputation may be damaged, which may adversely affect our ability to market our services and attract or retain customers;

•	we may be subject to significant penalties or damages claims, under our contracts or otherwise;

•

we may be required to make significant expenditures to repair or replace equipment, third-party systems or an entire data center, to establish new data centers and systems from which we may provide services or to take other required corrective action; or

•	one or more of our significant contracts may be terminated early, or may not be renewed.

Any of these consequences would adversely affect our revenue, performance and business prospects.

If our security measures are breached and personally identifiable information is obtained by an unauthorized person, we may be subject to litigation and our services may also be perceived as not being secure and customers may curtail or stop using our services.

Many of our products and services, such as our registry, UltraVioletTM, mobile and information service offerings may involve the storage and transmission of consumer information, such as names, addresses, email addresses and other personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If someone obtains unauthorized access to consumers’ data, as a result of third-party action, technical malfunctions, employee error, malfeasance or otherwise, our reputation, brands and competitive position will be damaged, the adoption of our products and services could be severely limited, and we could incur costly litigation and significant liability, any of which may cause our business to suffer. Accordingly, we may need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. The risk that these types of events could seriously harm our business is likely to increase as we expand the scale and scope of information services we offer and the number of Internet or DNS-based products and services we offer, and increase the number of countries in which we operate. Even a perceived breach of our security measures could damage the market perception of the effectiveness of our security measures and our reputation, and we could lose sales, existing and future business opportunities and customers, and potentially face costly litigation.

Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement.

Our seven contracts with North American Portability Management LLC, or NAPM, an industry group that represents all carriers in the United States, to provide NPAC Services are not exclusive and could be terminated or modified in ways unfavorable to us. These seven separate contracts, each of which represented between 4.5% and 9.2% of our total revenue in 2012, represented in the aggregate approximately 49.4% of our total revenue in 2012. These contracts have finite terms and are currently scheduled to expire in June 2015.

NAPM has initiated a selection process for the administration of NPAC services at the expiration of the current contract. The FCC Wireline Competition Bureau has released a Request for Proposal, or RFP. The selection timeline published in the RFP anticipates that the NAPM will make a recommendation to the FCC in August 2013 with the FCC approval of the recommendation to be completed in September 2013. These dates are subject to change.

We expect that there will be significant competition as a result of this process. We may not win this competitive procurement if another provider offers to provide the same or similar services at a lower cost. The failure to win the competitive procurement would have a material adverse effect on our business, prospects, financial condition and results of operations. Even if we win the competitive procurement, the new contracts may have different pricing structures or performance requirements than are currently in effect, which could negatively affect our operating performance and may result in additional costs and expenses and possibly lower revenues.

In addition, under our current contracts, NAPM could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. These contracts can be terminated or modified in advance of their scheduled expiration date in limited circumstances, most notably if we are in default of these agreements. Although these contracts do not contain cross-default provisions, conditions leading to a default by us under one of our contracts could lead to a default under others, or all seven. If these contracts are terminated or modified in a manner that is adverse to us, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

A significant decline in the volume of transactions we handle could have a material adverse effect on our results of operations.

Under our contracts with NAPM, we earn revenue for NPAC Services on an annual, fixed-fee basis. However, in the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the fixed-fee may be adjusted up or down, respectively, with any such adjustment being applied to the following year’s invoices. In addition, under our contract with the Canadian LNP Consortium Inc., we earn revenue on a per transaction basis. As a result, if industry participants in the United States reduce their usage of our services in a particular year to levels below the established volume range for that year or if industry participants in Canada reduce their usage of our services from their current levels, our revenue and results of operations may suffer. For example, consolidation in the industry could result in a decline in transactions if the remaining carriers decide to handle changes to their networks internally rather than use the services that we provide. Moreover, if customer turnover among carriers in the industry stabilizes or declines, or if carriers do not compete vigorously to lure customers away from their competitors, use of our telephone number portability and other services may decline. If carriers develop internal systems to address their infrastructure needs, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Carriers might be able to charge consumers directly for our services, which could also have an adverse impact on transaction volumes. Finally, the trends that we believe will drive the future demand for our services, such as the emergence of IP services, growth of wireless services, consolidation in the industry, and pressure on carriers to reduce costs, may not actually result in increased demand for our existing services or for the ancillary directory services that we expect to offer, which would harm our future revenue and growth prospects.

Certain of our other contracts may be terminated or modified at any time prior to their completion, which could lead to an unexpected loss of revenue and damage our reputation.

In addition to our contracts with NAPM, we provide other services that generate revenue and bolster our reputation as a premier data services, infrastructure, and solutions provider to the communications sector, other major enterprises in a wide variety of sectors, trade associations, and government agencies. For example, we serve as the provider of NPAC Services in Canada; as operator of the .biz registry under contract with ICANN and the .us registry under contract with the Department of Commerce; as operator of the registry of U.S. Common Short Codes; as the provider of DNS services to a wide variety of major corporations, and as a provider of data services to major retailers and marketers. Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator and to operate the .us registry, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or any of our other major customers for any reason, including for performance-related or other reasons, the customers may unilaterally terminate or modify the contracts. A termination arising out of our default could expose us to liability, adversely affect our operating performance and lead to an unexpected loss of revenue. Further, the loss or significant modification of a major contract could cause us to suffer a loss of reputation that would make it more difficult for us to compete for contracts to provide similar services in the future.

Failure to comply with neutrality requirements could result in loss of significant contracts.

Pursuant to orders and regulations of the U.S. government and provisions contained in our material contracts, we must continue to comply with certain neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, telecommunications industry segment or technology or group of telecommunications consumers over any other telecommunications service provider, industry segment, technology or group of consumers in the conduct of our business. The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide. We provide to the FCC and the North American Numbering Council, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements. Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or lenders. For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations. Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S. government and commercial contracts may result in fines, corrective measures, termination of our contracts, or exclusion from bidding on future contracts, any one of which could have a material adverse effect on our results of operations.

Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or otherwise adversely affect our business.

Certain of our domestic operations and many of our customers’ operations are subject to regulation by the FCC and other federal, state and local agencies. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If this were to occur, the demand for many of our services could change in ways that we cannot predict and our revenue could decline. These risks include the ability of the federal government, most notably the FCC and the Department of Commerce, to:

•	increase or change regulatory oversight over services we provide;

•

adopt or modify statutes, regulations, policies, procedures or programs in ways that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts or contracts like the NPAC or .us registry that are subject to a competitive procurement process, including the manner in which we charge for certain of our services. For example,

•

in November 2005 and in 2010, major carriers filed petitions with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; Verizon Corporation filed a similar petition with the FCC in May 2011, and

•

after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a selection process for the administration of NPAC Services at the expiration of the current contracts. See “—Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement”;

•

prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•

adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers (e.g., regulatory changes to support migration of public switched telephone network to IP Carrier Interconnect);

•	appoint, or cause others to appoint, substitute or add additional parties to perform the services that we currently provide including abrogation of our contracts to provide NPAC Services; and

•

prohibit or restrict the provision or export of new or expanded services under our contracts, or prevent the introduction of other services not under the contracts based upon restrictions within the contracts or in FCC policies.

In addition, we are subject to risks arising out of the delegation of the Department of Commerce’s responsibilities for the domain name system to ICANN. Changes in the regulations or statutes to which our customers are subject could cause our customers to alter or decrease the services they purchase from us. We cannot predict when, or upon what terms and conditions, further regulation, deregulation or litigation designed to delay or prevent the introduction of new top-level domains might occur or the effect future regulation or deregulation may have on our business.

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

The market for our carrier, enterprise and information services is competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.

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

If we are not able to obtain the data required to provide our information services, or we obtain inaccurate data, our operating results could be adversely affected.

Much of the data that we use in connection with our Information Services segment is purchased or licensed from third parties, obtained from public record sources or provided to us as part of a broader business relationship with a customer. If we are not able to obtain this data on favorable economic terms or otherwise, or if the data we obtain is inaccurate, our ability to provide information services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

Regulatory and statutory requirements, changes in requirements regarding privacy and data protection or public perceptions of data usage may increase our costs or otherwise adversely affect our business.

Our business operations are subject to a variety of complex privacy and data protection laws and regulations in the United States and in other jurisdictions. These statutory and regulatory requirements are evolving and may change significantly. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain. In addition, data usage both by governments and corporations is currently a matter of keen public concern and press attention. We may need to incur significant costs or modify our business practices and/ or our services in order to comply with existing or revised laws and regulations, or to adapt to changing public attitudes about data usage. Any such costs or changes could have a material adverse effect on our results of operations or prospects. If we are not able to comply with applicable laws, we may be subject to significant monetary penalties and/or orders demanding that we cease alleged noncompliant activities. These or other remedies could have a material adverse effect on our results of operation or financial condition. Our failure or alleged failure to comply with privacy and data protection laws, or with public attitudes about data usage, could harm our reputation, result in legal actions against us by governmental authorities or private claimants or cause us to lose customers, any of which could have a material adverse effect on our results of operations or prospects.

In addition, new legislation may be passed or judicial interpretations may be issued that restrict our use of data to provide information services to our clients. Any restrictions on our ability to provide these services to our clients could have a material adverse effect on our business, results of operation, financial condition and prospects.

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

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Our effective tax rate can be affected by changes in our mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, establishment of accruals related to contingent tax liabilities and period-to-period changes in such accruals, the expiration of statutes of limitations, the implementation of tax planning strategies and changes in tax laws. The impact of these factors may be substantially different from period to period. Due to the ambiguity of tax laws and the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. In addition, our income tax returns are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities, which may negatively affect our results of operations.

Our operating results and margins could fluctuate due to factors relating to stock-based compensation.

Similar to many other companies, we use stock awards as a form of compensation for certain employees and non-employee directors. We must recognize the fair value of all stock-based awards, including grants of employee stock options, in our financial statements. The valuation model we use to estimate the fair value of our stock-based awards requires us to make several estimates and assumptions, such as the expected holding period of the awards and expected price volatility of our common stock. The amount we recognize for stock-based compensation expense could vary materially depending on changes in these estimates and assumptions. Other factors that could impact the amount of stock-based compensation expense we recognize include changes in the mix and type of stock-based awards we grant, changes in our compensation plans or tax rate, changes in the award forfeiture rate and differences in our company’s actual operating results compared to management’s estimates for performance-based awards.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to previously filed financial statements.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and may retroactively affect previously reported results.

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

Our failure to achieve or sustain market acceptance of our services at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:

•

competitors offering our customers services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of Internet infrastructure services might offer its services at lower rates than we do, or a competing domain name registry provider may reduce its prices for domain name registration;

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

We currently provide services to customers located in various international locations such as Brazil, Taiwan and China. We intend to pursue additional international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

•	economic and political risks in foreign jurisdictions in which we operate or seek to operate;

•	difficulties in enforcing contracts and collecting receivables through foreign legal systems;

•	differences in foreign laws and regulations, including foreign tax, intellectual property, privacy, labor and contract law, as well as unexpected changes in legal and regulatory requirements;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	increased competition by local, regional, or global companies; and

•	difficulties associated with managing a large organization spread throughout various countries.

If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

If we are not successful in growing our new Information Services business at the rate that we anticipate, our operating results could be negatively impacted.

The operations of Targus Information Corporation (“TARGUSinfo”), which we acquired in November 2011, comprise our new Information Services segment. We are shifting our business to focus increasingly on sales of information services in addition to our carrier and enterprise services. Our ability to successfully grow our information services business depends on a number of different factors, including market acceptance of our information services, the expansion of our information services capabilities and geographic coverage, and continued public and regulatory acceptance of data usage for the provision of our information services, among others. If we are not successful in growing our information services business at the rate that we anticipate, we may not meet expected growth and gross margin projections or expectations, and our operating results, prospects and the market price of our securities could be adversely affected.

We may be unable to complete acquisitions, or we may undertake acquisitions that increase our costs or liabilities or are disruptive to our business.

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

We may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, acquired businesses may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.

Risks related to financial market conditions

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.

The general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly since 2008 and have adversely affected access to capital and increased the cost of capital. If funds generated by our operations or available under our 2013 Credit Facilities are insufficient to fund our future activities, including acquisitions, organic business ventures, or capital expenditures, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist when we seek additional financing, we may not be able to raise sufficient capital on favorable terms or at all. Failure to obtain capital on a timely basis could have a material adverse effect on our results of operations and we may not be able to fund further organic and inorganic growth of our business.

Risks related to the notes and our other indebtedness

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

As of January 22, 2013, borrowings under our 2013 Credit Facilities and Notes was approximately $632.8 million, and we had unused revolving commitments of $192.2 million (after giving effect to $7.8 million of outstanding letters of credit). In addition, the 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of January 22, 2013, the total amount of such potential incremental increases we could request was approximately $659.5 million.

Subject to the limits contained in the credit agreement that governs our 2013 Term Facility, the indenture that governs the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our securities, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	limiting our ability to obtain additional financing to fund future acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our 2013 Term Facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the indenture that governs the Notes and the credit agreement that governs our 2013 Term Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs our 2013 Term Facility and the indenture that governs the Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under our 2013 Term Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our 2013 Term Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $1.3 million change in annual interest expense on our indebtedness under our 2013 Term Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400. As of December 31, 2012, we leased approximately 490,000 square feet of space, primarily in the United States, and to a lesser extent in Europe and Costa Rica, in support of general office and sales operations. We do not own any real property. As of February 21, 2013, we believe that our leased facilities have sufficient capacity to meet the current and projected needs of our business. The following table lists our major locations and primary use, by operating segment, where applicable, for continuing operations:

Leased Property Locations	Approximate Square Footage	General Usage
Sterling, VA, United States	192,000	Corporate headquarters
McLean, VA, United States	44,000	Information Services
California, United States	89,000	Carrier, Enterprise and Information Services
Colorado, United States	13,000	Carrier Services
Kentucky, United States	36,000	Carrier and Enterprise Services customer support
Utah, United States	8,000	Information Services
District of Colombia, United States	13,000	General office and sales
Staines, United Kingdom	3,000	Carrier and Enterprise Services
Heredia, Costa Rica	13,000	Information Services

Upon expiration of the property leases, we expect to obtain renewals or to lease alternative space. Lease expiration dates range from 2013 through 2022.

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

Market for Our Common Stock

Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 21, 2013, our Class A common stock was held by 276 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended December 31, 2011
First quarter	$27.89	$24.60
Second quarter	$27.22	$25.18
Third quarter	$27.09	$22.24
Fourth quarter	$34.73	$24.79
Fiscal year ended December 31, 2012
First quarter	$37.29	$33.84
Second quarter	$37.26	$30.40
Third quarter	$40.25	$32.49
Fourth quarter	$43.20	$36.59

There is no established public trading market for our Class B common stock. As of February 21, 2013, our Class B common stock was held by 5 stockholders of record.

Dividends

We did not pay any cash dividends on our Class A or Class B common stock in 2011 or 2012 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. Our 2013 Term Facility limits our ability to declare or pay dividends to an amount up to $100 million per year. We currently intend to retain any future earnings to finance our operations and growth. We are limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our Board of Directors deems relevant.

Purchases of Equity Securities

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2012:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)
October 1 through October 31, 2012	248,069	$39.82	246,400	$101,683,283
November 1 through November 30, 2012	106,158	39.56	103,800	97,571,878
December 1 through December 31, 2012	263,307	41.74	246,980	87,258,996

Total	617,534	$40.59	597,180	$87,258,996

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 20,354 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.

(4)	Does not include amounts paid for commissions.

Performance Graph

The following chart compares Neustar’s cumulative stockholder return on its common stock over the last five fiscal years compared with $100 invested in the: (a) Russell 1000 Index, (b) Russell 3000 index and (c) NYSE TMT Index, an Index of Technology, Media and Telecommunications companies, each over that same period. We have moved from the Russell 3000 Index, the index used in previous years, to the Russell 1000. For comparative purposes, both the Russell 1000 and Russell 3000 Indices are reflected in the following chart. We will not include the Russell 3000 Index in next year’s performance graph.

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

The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2012. The selected consolidated statements of operations data for each of the three years ended December 31, 2010, 2011 and 2012, and the selected consolidated balance sheet data as of December 31, 2011 and 2012, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2008 and 2009, and the selected consolidated balance sheet data as of December 31, 2008, 2009 and 2010, have been derived from our audited consolidated financial statements and related notes not included in this report.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$474,141	$467,253	$520,866	$620,455	$831,388
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	89,543	99,436	111,282	137,992	185,965
Sales and marketing	62,769	80,676	86,363	109,855	163,729
Research and development	17,325	14,094	13,780	17,509	29,794
General and administrative	50,809	52,491	65,496	96,317	81,797
Depreciation and amortization	29,978	29,852	32,861	46,209	92,955
Restructuring charges	—	974	5,361	3,549	489

	250,424	277,523	315,143	411,431	554,729

Income from operations	223,717	189,730	205,723	209,024	276,659
Other (expense) income:
Interest and other expense	(15,489)	(5,213)	(6,995)	(6,279)	(34,155)
Interest and other income	13,109	7,491	7,582	1,966	596

Income from continuing operations before income taxes	221,337	192,008	206,310	204,711	243,100
Provision for income taxes, continuing operations	86,943	76,498	82,282	81,137	87,013

Income from continuing operations	134,394	115,510	124,028	123,574	156,087
(Loss) income from discontinued operations, net of tax	(130,100)	(14,369)	(17,819)	37,249	—

Net income	$4,294	$101,141	$106,209	$160,823	$156,087

Basic net income (loss) per common share:
Continuing operations	$1.81	$1.55	$1.66	$1.69	$2.34
Discontinued operations	(1.75)	(0.19)	(0.24)	0.51	—

Basic net income per common share	$0.06	$1.36	$1.42	$2.20	$2.34

Diluted net income (loss) per common share:
Continuing operations	$1.77	$1.53	$1.63	$1.66	$2.30
Discontinued operations	(1.71)	(0.19)	(0.23)	0.50	—

Diluted net income per common share	$0.06	$1.34	$1.40	$2.16	$2.30

Weighted average common shares outstanding:
Basic	74,350	74,301	74,555	72,974	66,737

Diluted	76,107	75,465	76,065	74,496	67,956

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$161,653	$342,191	$345,372	$132,782	$343,921
Working capital	164,636	316,263	345,221	196,442	368,326
Goodwill and intangible assets	134,661	127,206	143,625	910,946	860,665
Total assets	519,166	647,804	733,874	1,382,610	1,526,724
Deferred revenue and customer credits, excluding current portion	11,657	8,923	10,578	10,363	9,922
Long-term note payable and capital lease obligations, excluding current portion	11,933	10,766	4,076	586,727	577,505
Total stockholders’ equity	386,653	504,437	596,112	502,634	646,608

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenue growth continued to be strong in 2012. Total revenue for the year increased 34% to $831.4 million as compared to $620.5 million in 2011. Of this 34% increase in revenue, our newly formed Information Services segment contributed 22%, while Carrier Services contributed 9% and Enterprise Services contributed 3%. For the first year in our history, less than 50% of our revenue came from our fixed fee contracts to provide number portability services, demonstrating greater diversity in our revenue sources.

During 2012, we integrated TARGUSinfo’s administrative functions with our existing systems and processes. We also made significant progress in the integration of our product development and sales, and sales operations teams across the company. In addition, we began developing a single sales operations platform which we believe will strengthen our ability to cross-sell and up-sell our services to both new and existing customers. Our combined sales force began creating integrated account plans for our top customers, which enabled us to offer a broader suite of services to these customers.

We continued to position ourselves successfully to renew our contracts with NAPM. We believe that the high quality of our services provides us the best opportunity to remain the NPAC administrator of local number portability for the communications industry. During the year, we complied with over 2,200 service level metrics. In addition, we received a record high customer satisfaction score. A final Request for Proposal was published in the first quarter of 2013. We will respond to this final proposal on or before the submission due date, currently in April 2013. In the meantime, we will continue to provide outstanding service in a trusted and neutral manner.

Further, we continued to execute on our capital allocation strategy of returning cash to shareholders through share repurchases. During the year ended December 31, 2012, we repurchased approximately 2.7 million shares of our common stock at an average price of $36.56 per share for a total of $98.0 million. As of December 31, 2012, cash, cash equivalents and investments totaled $343.9 million, an increase of $208.6 million from December 31, 2011.

Our Company

We are a trusted provider of real-time information and analysis using proprietary and hard to replicate data sets. Our customers use our services for commercial insights that help them promote and protect their businesses.

We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of innovative services, including database services (telephone number databases, domain names, short-codes and fixed IP addresses), analytics platforms used for Internet security services, caller identification services, web performance monitoring services and real-time information and analytics services.

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

•

Enterprise Services.  Our enterprise services include Internet infrastructure services and registry services. Through our global directory platform, we provide a suite of DNS services to our enterprise customers. We manage a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. We are the authoritative provider of essential registry services and manage directories of similar resources, or addresses, that our customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on our services to monitor and load-test websites to help identify issues and optimize performance. We also provide fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, we provide directory services for the 5 and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. We also operate the user authentication and rights management system, which supports the UltraVioletTM digital content locker that consumers can use to access their entertainment content.

•

Information Services.  Our information services include on-demand solutions that help carriers and enterprises identify, verify, score and locate customers and prospective customers. Our authoritative databases and solutions enable our clients to return the caller name associated with the calling phone number and to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behaviors and location. This allows our customers to offer consumers more relevant services and products, and leads to higher client conversion rates. Using our proprietary databases, our online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

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

Revenue Recognition

As part of our carrier services, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with NAPM. The aggregate fees for transactions processed under the contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee is subject to an annual price escalator of 6.5%. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the annual fixed fee may be adjusted up or down, respectively. At each reporting period, we assess the volume of transactions in comparison to the contractually established volume range for that year and determine the probability of an adjustment, either up or down, to the annual fixed fee. If we determine an adjustment is probable and measurable, we record the adjustment to revenue in the reporting period in which our assessment is made. We have not recorded any adjustments to the annual fixed fee since the inception of these contract terms in January 2009.

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

Our 2012 annual goodwill impairment analysis, which we performed for each of our three reporting units as of October 1, 2012, did not result in an impairment charge. We determined the estimated fair value of our reporting units using a discounted cash flow method and the market approach, consistent with the approach we utilized in our analysis performed in 2011. We also considered the estimated fair values of our reporting units relative to our overall market capitalization. To assist in the process of determining fair value, we performed internal valuation analyses, considered other publicly available market information and obtained appraisals from external advisors. Significant assumptions used in the determination of fair value under the discounted cash flow method included assumptions regarding market penetration, estimated future cash flows, risk-adjusted discount rates and long-term growth rates. Significant assumptions used in the determination of fair value under the market approach included the selection of comparable companies.

The key assumptions used in our 2012 annual goodwill impairment test to determine the fair value of our reporting units included: (a) cash flow projections through 2017, which include growth and allocation assumptions for forecasted revenue and expenses; (b) cash flow projections beyond 2017, which assume a long-term growth rate of 3.0%, (c) a discount rate of 12.5% to 14.5% applied to the cash flow projections, which rate was based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risks associated with the operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the discounted cash flow method and the market approach valuation techniques.

As of the date of our 2012 annual impairment test, our estimated fair values for each of our Carrier Services, Enterprise Services and Information Services exceeded their respective carrying value. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of our control that could cause actual results to differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of one of our reporting units to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance could result in a change of our operating segments or reporting units, requiring a reallocation and impairment analysis of our goodwill. A goodwill impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. As of December 31, 2012, we had $128.8 million, $16.2 million, and $427.2 million in goodwill for our Carrier Services, Enterprise Services, and Information Services operating segments, respectively.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with NAPM, we bill a Revenue Recovery Collections, or RRC, fee of a percentage of monthly billings to our customers. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual customer. Beginning July 1, 2005, the RRC fee was 1% of monthly billings. On July 1, 2008, the RRC fee was reduced to 0.75% and further reduced to 0.65% on July 1, 2010. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.

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

We file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service has initiated an examination of our 2009 federal income tax return. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

American Taxpayer Relief Act of 2012

On January 2, 2013, President Barack Obama signed into law the “American Taxpayer Relief Act of 2012”, or the Act. While Congress approved a retroactive extension of certain business tax provisions that expired at the end of 2011 and 2012, under U.S. GAAP, the financial accounting effects of the Act are to be reported in the first quarter of calendar year 2013, the quarter in which the legislation was signed into law by the President. We do not believe the Act will have a material effect on our financial position, results of operations or cash flows.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Compensation — Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for stock-based awards granted to employees based on estimated fair values on the date of grant.

See Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the years covered in this report.

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

During 2012, we revised our estimate of achievement of the performance target related to the PVRSUs granted during 2012 from 100% of target to 130% of target and further revised our estimate of achievement in the fourth quarter of 2012 to 129% of target. These changes in estimates did not have a material impact on our income from continuing operations and the earnings per diluted share from continuing operations, respectively, for the year ended December 31, 2012.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

The following table presents an overview of our results of operations for the years ended December 31, 2011 and 2012.

	Years Ended December 31,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue:
Carrier Services	$447,894	$502,085	$54,191	12.1%
Enterprise Services	151,390	170,440	19,050	12.6%
Information Services	21,171	158,863	137,692	650.4%

Total revenue	620,455	831,388	210,933	34.0%

Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	137,992	185,965	47,973	34.8%
Sales and marketing	109,855	163,729	53,874	49.0%
Research and development	17,509	29,794	12,285	70.2%
General and administrative	96,317	81,797	(14,520)	(15.1)%
Depreciation and amortization	46,209	92,955	46,746	101.2%
Restructuring charges	3,549	489	(3,060)	(86.2)%

	411,431	554,729	143,298	34.8%

Income from operations	209,024	276,659	67,635	32.4%
Other (expense) income:
Interest and other expense	(6,279)	(34,155)	(27,876)	444.0%
Interest and other income	1,966	596	(1,370)	(69.7)%

Income from continuing operations before income taxes	204,711	243,100	38,389	18.8%
Provision for income taxes, continuing operations	81,137	87,013	5,876	7.2%

Income from continuing operations	123,574	156,087	32,513	26.3%
Income from discontinued operations, net of tax	37,249	—	(37,249)	(100.0)%

Net income	$160,823	$156,087	$(4,736)	(2.9)%

Basic net income per common share:
Continuing operations	$1.69	$2.34
Discontinued operations	0.51	—

Basic net income per common share	$2.20	$2.34

Diluted net income per common share:
Continuing operations	$1.66	$2.30
Discontinued operations	0.50	—

Diluted net income per common share	$2.16	$2.30

Weighted average common shares outstanding:
Basic	72,974	66,737

Diluted	74,496	67,956

Revenue

Total revenue.  Total revenue increased $210.9 million due to a $54.2 million increase in revenue from our Carrier Services operating segment, a $19.0 million increase in revenue from our Enterprise Services operating segment, and a $137.7 million increase in revenue from our Information Services operating segment.

Carrier Services.  Revenue from our Carrier Services operating segment increased $54.2 million due to an increase of $46.6 million in revenue from Numbering Services. The $46.6 million increase in revenue from Numbering Services was primarily the result of a $45.1 million increase in the fixed fee established under our contracts to provide NPAC Services. In addition, Order Management Services, or OMS, revenue increased $5.7 million primarily due to our acquisition of numbering assets completed in the third quarter of 2011.

Enterprise Services.  Revenue from our Enterprise Services operating segment increased $19.0 million due to an increase of $11.3 million in revenue from Registry Services. This increase was due to continued growth in the number of common short codes and domain names under management and revenue from system enhancements. In addition, revenue from Internet Infrastructure Services, or IIS, increased $7.8 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic.

Information Services.  On November 8, 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment from the acquisition date through December 31, 2011 was $21.2 million, comprised of $13.9 million in Identification Services, $4.5 million in Verification & Analytics Services, and $2.8 million in Local Search & Licensed Data Services. During the year ended December 31, 2012, revenue from our Information Services operating segment was $158.9 million, comprised of $93.2 million in Identification Services, $45.5 million in Verification and Analytics Services, and $20.2 million in Local Search & Licensed Data Services.

Expense

Cost of revenue.  Cost of revenue increased $48.0 million, including $26.5 million of operating costs related to acquisitions completed in 2011. The overall increase of $48.0 million was due in part to a $17.9 million increase in personnel and personnel-related expense. This increase in personnel and personnel-related expense was due to increased headcount in our technology teams to support system enhancements for new and existing service offerings. In addition, costs relating to our information technology and systems, including data processing costs, telecommunications, and maintenance costs, increased $19.2 million due to growth in our revenue. Furthermore, royalty expense increased $7.3 million due to revenue growth and contractor costs increased $3.6 million as a result of increased costs incurred to augment our technology teams in connection with new product enhancements.

Sales and marketing.  Sales and marketing expense increased $53.9 million, including $40.3 million of operating costs related to acquisitions completed in 2011. The overall increase of $53.9 million in sales and marketing expense was due to a $42.9 million increase in personnel and personnel-related expense related to the expansion of our sales and marketing teams to support our new and expanded service offerings. In addition, advertising and external marketing costs increased $6.2 million to fund efforts to increase brand awareness and costs related to general facilities increased $4.7 million in support of our expanded sales and marketing teams.

Research and development.  Research and development expense increased $12.3 million, including $9.9 million of operating costs related to acquisitions completed in 2011. The overall increase of $12.3 million in research and development expense was due to an increase of $9.6 million in personnel and personnel-related to support service and technology development. In addition, general facilities costs increased $1.9 million.

General and administrative.  General and administrative expense decreased $14.5 million, including $6.2 million in operating costs related to acquisitions completed in 2011. The overall decrease of $14.5 million was due to $16.3 million in contractor and professional fees primarily due to a decrease of $11.6 million in acquisition and acquisition related costs incurred in 2011 and $2.4 million in direct costs incurred in connection with the modified Dutch auction tender offer we announced and completed in the fourth quarter of 2011. In addition, personnel and personnel related costs decreased $1.1 million, comprised of a $5.5 million decrease in stock-based compensation expense, partially offset by an increase of $4.4 million related to headcount additions to support business operations. Of this $5.5 million decrease in stock-based compensation expense, $5.4 million resulted from higher expense recorded during 2011 for the departure of certain senior executives for which there was no corresponding expense in 2012. These decreases were partially offset by an increase of $2.9 million in general facilities costs.

Depreciation and amortization.  Depreciation and amortization expense increased $46.7 million, including $47.7 million in expense related to acquisitions completed in 2011. The overall increase of $46.7 million in expense was due to an increase in amortization expense of $38.2 million as a result of the amortization of intangible assets acquired in connection with acquisitions. In addition, depreciation expense increased $8.6 million due to acquisitions of new property and equipment, including furniture and fixtures and leasehold improvements.

Restructuring charges.  Restructuring charges decreased $3.1 million due to a decrease in severance and severance-related expense of $2.6 million attributable to our 2011 domestic work-force reduction initiated in the fourth quarter of 2011 and $0.4 million attributable to our 2010 management transition plan.

Interest and other expense.  Interest and other expense increased $27.9 million due to a $29.4 million increase in interest expense attributable to our 2011 Credit Facilities, including amortization of related deferred financing costs. This increase was partially offset by a net decrease of $1.0 million in loss on asset disposals and a net decrease of $0.5 million in foreign currency losses.

Interest and other income.  Interest and other income decreased $1.4 million due to a decrease of $0.7 million in realized gains for our available-for-sale securities sold during 2011 and a decrease of $0.7 million in interest income resulting from a lower yield related to our investments and lower amount of cash invested.

Provision for income taxes, continuing operations.  Our effective tax rate for the year ended December 31, 2012 decreased to 35.8% from 39.6% for the year ended December 31, 2011. This decrease includes $6.8 million of discrete items recorded during 2012 primarily due to a net tax benefit related to our domestic production activities deduction and utilization of foreign tax credits against federal income taxes. During 2012, we completed our analysis of our domestic production activities deduction which resulted in a net tax benefit of $6.1 million for years 2008 through 2011, and a tax benefit of $2.6 million for the year ended December 31, 2012. The decrease in our effective tax rate was partially offset by a current period change in estimate attributed to a worthless stock loss deduction of Neustar NGM Services, Inc., or NGM Services. Decreases in our effective tax rate were also partially offset by benefits recorded in 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and federal research tax credits. Excluding discrete tax benefits primarily associated with the domestic production activities deduction, our effective tax rate was approximately 38.6% for the year ended December 31, 2012.

Income from discontinued operations, net of tax.  During the second quarter of 2011, we completed our plan to wind down and cease operations of our former Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of NGM Services and its subsidiaries. The financial results for the years ended December 31, 2011 and 2012 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations. We treated the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. We recorded a discrete income tax benefit of $42.7 million in the year ended December 31, 2011. See Note 3 to our accompanying consolidated financial statements for more information regarding these discontinued operations.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to consolidated income from continuing operations for the years ended December 31, 2011 and 2012.

	Year Ended December 31,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(dollars in thousands)
Revenue:
Carrier Services	$447,894	$502,085	$54,191	12.1%
Enterprise Services	151,390	170,440	19,050	12.6%
Information Services	21,171	158,863	137,692	650.4%

Total revenue	$620,455	$831,388	$210,933	34.0%

Segment contribution:
Carrier Services	$391,000	$438,213	$47,213	12.1%
Enterprise Services	65,080	73,466	8,386	12.9%
Information Services	12,583	77,291	64,708	514.2%

Total segment contribution	468,663	588,970	120,307	25.7%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	83,990	98,777	14,787	17.6%
Sales and marketing	17,340	23,632	6,292	36.3%
Research and development	16,234	16,644	410	2.5%
General and administrative	92,317	79,814	(12,503)	(13.5)%
Depreciation and amortization	46,209	92,955	46,746	101.2%
Restructuring charges	3,549	489	(3,060)	(86.2)%

Consolidated income from operations	$209,024	$276,659	$67,635	32.4%

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

The following is a discussion of our operating segment results for the years ended December 31, 2011 and 2012:

Carrier Services.  Revenue from our Carrier Services operating segment increased $54.2 million due to an increase of $46.6 million in revenue from Numbering Services. The $46.6 million increase in revenue from Numbering Services was primarily the result of a $45.1 million increase in the fixed fee established under our contracts to provide NPAC Services. In addition, OMS revenue increased $5.7 million primarily due to our acquisition of numbering assets completed in the third quarter of 2011. Segment operating costs for Carrier Services totaled $63.9 million, an increase of $7.0 million. This increase in segment operating costs was to support the increased OMS revenue. In particular, personnel and personnel-related expense increased $6.5 million due to increased headcount attributable to the acquisition of numbering assets completed in the third quarter of 2011 and to support revenue growth. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $438.2 million, an increase of $47.2 million.

Enterprise Services.  Revenue from our Enterprise Services operating segment increased $19.0 million due to an increase of $11.3 million in revenue from Registry Services. This increase was due to continued growth in the number of common short codes and domain names under management and revenue from system enhancements. In addition, revenue from IIS increased $7.8 million primarily due to increased demand for our DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise Services totaled $97.0 million, an increase of $10.7 million. This increase in segment operating costs was due to an increase of $3.6 million in personnel and personnel-related expense, an increase of $3.3 million in royalty expense driven by increased revenue from managing a larger number of common short codes, and an increase of $2.1 million in marketing expense to support brand awareness. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $73.5 million, an increase of $8.4 million.

Information Services.  On November 8, 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment from acquisition date through December 31, 2011 was $21.2 million, comprised of $13.9 million in Identification Services, $4.5 million in Verification & Analytics Services, and $2.8 million in Local Search & Licensed Data Services. During the year ended December 31, 2012, revenue from our Information Services operating segment was $158.9 million, comprised of $93.2 million in Identification Services, $45.5 million in Verification and Analytics Services, and $20.2 million in Local Search & Licensed Data Services. Segment operating costs for Information Services totaled $8.6 million from the acquisition date of November 8, 2011 through December 31, 2011, compared to $81.6 million for the year ended December 31, 2012. This increase in segment operating costs was due to a full year of operations as compared to the period of time from the acquisition date through December 31, 2011. In particular, personnel and personnel related expense increased $52.9 million, costs related to our information technology and systems increased $12.2 million, general facilities costs increased $7.0 million and advertising and external marketing costs increased $1.0 million. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $77.3 million, an increase of $64.7 million.

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

Revenue

Total revenue.  Total revenue increased $99.6 million due to a $56.1 million increase in revenue from our Carrier Services operating segment, a $22.3 million increase in revenue from our Enterprise Services operating segment, and revenue of $21.2 million from our Information Services operating segment.

Carrier Services.  Revenue from our Carrier Services operating segment increased $56.1 million due to an increase of $36.1 million in revenue from our Numbering Services, an increase of $16.0 million in OMS revenue, and an increase of $4.0 million from our IP Services. The $36.1 million increase in revenue from our Numbering Services was primarily the result of a $43.5 million increase in the fixed fee established under our contracts to provide NPAC services, partially offset by a decrease of $6.2 million in system enhancements and functionality requested by our Numbering Services customers and a decrease of $2.0 million in revenue from our international LNP solutions. The increase in our OMS revenue was due to greater usage from existing customers and the acquisition of numbering assets completed in the third quarter of 2011. The increase in IP Services revenue was primarily due to an increase of $2.0 million in revenue from our GSMA PathFinder services, and transition services revenue of $0.8 million pursuant to the sale of certain assets and liabilities of our Converged Messaging Services business. These transition services were completed as of June 30, 2011. There was no corresponding transition services revenue in 2010.

Enterprise Services.  Revenue from our Enterprise Services operating segment increased $22.3 million due to an increase of $13.9 million in revenue from our IIS. This was primarily driven by increased demand from existing and new customers for our expanded service offerings, such as fixed IP geolocation database services. In addition, Registry Services revenue increased $8.4 million due to an increase in the number of common short codes and domain names under management.

Information Services.  On November 8, 2011, we completed the acquisition of TARGUSinfo and established Information Services as a new operating segment. Revenue from our Information Services operating segment from acquisition date through December 31, 2011 was $21.2 million, comprised of $13.9 million in Identification Services, $4.5 million in Verification & Analytics Services, and $2.8 million in Local Search & Licensed Data Services.

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

Depreciation and amortization.  Depreciation and amortization expense increased $13.3 million due to an increase in amortization expense of $7.4 million as a result of the amortization of intangible assets acquired in connection with the acquisitions of our Information Service business, licensed order management assets and fixed IP geolocation assets. In addition, depreciation expense increased $6.0 million due to the acquisition of new property and equipment, including furniture and fixtures and leasehold improvements related to the relocation of our corporate headquarters and acquisitions.

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

Interest and other expense.  Interest and other expense decreased $0.7 million primarily due to a decrease in trading losses of $6.9 million recorded in connection with our auction rate securities rights in 2010. As a result of the settlement of our auction rate securities and associated rights in 2010, there were no associated trading losses recorded in 2011. The decrease in interest and other expense was partially offset by an increase of $4.4 million in interest expense attributed to our 2011 Credit Facilities, including amortization of related deferred financing costs. In addition, losses recorded in connection with asset disposals increased $1.1 million and foreign currency losses increased $0.6 million.

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

(Loss) income from discontinued operations, net of tax.  During the second quarter of 2011, we completed our plan to wind down and cease operations of our Converged Messaging Services business, following the sale in February 2011 of certain assets and liabilities of NGM Services and its subsidiaries. The financial results for the years ended December 31, 2010 and 2011 reflect the results of operations, net of tax, of the Converged Messaging Services business as discontinued operations. We treated the common stock of NGM Services as worthless for U.S. income tax purposes in our 2011 U.S. federal and state income tax returns. We recorded a discrete income tax benefit of $42.7 million in the year ended December 31, 2011. In addition, our loss from discontinued operations before taxes significantly declined from prior year due to the wind down of operations during 2011. See Note 3 to our accompanying consolidated financial statements for more information regarding these discontinued operations.

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

The following is a discussion of our operating segment results for the years ended December 31, 2010 and 2011:

Carrier Services.  Revenue from our Carrier Services operating segment increased $56.1 million due to an increase of $36.1 million in revenue from our Numbering Services, an increase of $16.0 million in OMS revenue, and an increase of $4.0 million from our IP Services. The $36.1 million increase in revenue from our Numbering Services was primarily the result of a $43.5 million increase in the fixed fee established under our contracts to provide NPAC Services, partially offset by a decrease of $6.2 million in system enhancements and functionality requested by our Numbering Services customers and a decrease of $2.0 million in revenue from our international LNP solutions. The increase in our OMS revenue was due to greater usage from existing customers and the acquisition of numbering assets completed in the third quarter of 2011. The increase in IP Services revenue was primarily due to an increase of $2.0 million in revenue from our GSMA PathFinder services, and transition services revenue of $0.8 million pursuant to the sale of certain assets and liabilities of our Converged Messaging Services business. Segment operating costs for Carrier Services totaled $56.9 million, an increase of

$17.4 million driven by an increase of $13.5 million in personnel and personnel-related expense due to headcount additions related to the acquisition of numbering assets completed in 2011 and expanded sales and marketing teams. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $391.0 million, an increase of $38.7 million.

Enterprise Services.  Revenue from our Enterprise Services operating segment increased $22.3 million primarily due to an increase of $13.9 million in revenue from our IIS. This was primarily driven by increased demand from existing and new customers for our expanded service offerings, such as fixed IP geolocation database services. In addition, Registry Services revenue increased $8.4 million due to an increase in the number of common short codes and domain names under management. Segment operating costs for Enterprise Services totaled $86.3 million, an increase of $16.5 million. This increase in segment operating costs was to support the increased revenue and the acquisition of fixed IP geolocation assets. In particular, personnel and personnel-related expense increased $10.1 million, general facilities costs increased $3.4 million, and royalty expense increased $2.9 million driven by increased revenue from managing a larger number of common short codes. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $65.1 million, an increase of $5.8 million.

Information Services. In the fourth quarter of 2011, we completed the acquisition of TARGUSinfo. Revenue from this acquisition is included in Information Services, a new operating segment, since the date of acquisition. Revenue from our Information Services operating segment included $13.9 million in Identification Services, $4.5 million in Verification & Analytics Services, and $2.8 million in Local Search & Licensed Data Services. Segment operating costs for Information Services totaled $8.6 million and included $5.9 million in personnel and personnel-related expense and $2.4 million in costs related to our information technology and systems. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $12.6 million.

Consolidated Results of Operations

We operate in three operating segments — Carrier Services, Enterprise Services and Information Services. We have provided consolidated results of operations for our Carrier Services operating segment, our Enterprise Services operating segment and our Information Services operating segment. For further discussion of the operating results of our operating segments, including revenue, segment contribution, consolidated income from continuing operations, and enterprise-wide related disclosures, see Note 17 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.

Total cash, cash equivalents and investments were $343.9 million at December 31, 2012, an increase of $208.6 million from $135.3 million at December 31, 2011. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

2011 Credit Facilities

On November 8, 2011, we entered into a credit agreement establishing a credit facility that included: (1) a $600 million senior secured term loan facility, or 2011 Term Facility; and (2) a $100 million senior secured revolving credit facility, or 2011 Revolving Facility, and together with the 2011 Term Facility, the 2011 Credit Facilities. The maturity date of the 2011 Revolving Facility was November 8, 2016, and the maturity date of the 2011 Term Facility was November 8, 2018. The entire $600 million 2011 Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. We did not borrow any amounts under the 2011 Revolving Facility in the years ended December 31, 2011 and 2012. As of December 31, 2012, available borrowings under the 2011 Revolving Facility were reduced by outstanding letters of credit totaling $7.8 million. On January 22, 2013, we refinanced this credit facility. See Subsequent Event — Debt Refinancing below.

Principal payments under the 2011 Term Facility of $1.5 million were due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining 2011 Term Facility principal balance of $558.0 million was due in full on November 8, 2018, subject to early mandatory prepayments. The loans outstanding under the credit facility bore interest, at our option, either: (1) at the base rate, which was defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the 2011 Term Facility was deemed to be not less than 2.25% per annum or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin was (1) in respect of the 2011 Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (2) in respect of the 2011 Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the 2011 Term Facility was payable quarterly beginning on February 8, 2012. As of December 31, 2012, the annual interest rate on the 2011 Term Facility was 5%. The accrued interest under the 2011 Revolving Facility was due on the last day of the quarter starting on December 31, 2011.

The 2011 Term Facility had a 1% prepayment fee in the event it was refinanced within the first year of issuance. The 2011 Credit Facilities provided for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows were based on our leverage ratio and determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher would have triggered mandatory prepayments of 25% or 50% of excess cash flow.

As of December 31, 2012, our outstanding principal balance under the 2011 Term Facility was $592.5 million and accrued interest was zero. See Subsequent Event — Debt Refinancing below.

Subsequent Event — Debt Refinancing

On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Notes. We used the proceeds received from the 2013 Term Facility and Notes to repay our outstanding principal borrowings of $592.5 million under the 2011 Term Facility. Our 2011 Credit Facilities were terminated in connection with this refinancing event.

For further discussion of this debt refinancing, see Note 9 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Discussion of Cash Flows

2012 compared to 2011

Cash flows from operations

Net cash provided by operating activities for the year ended December 31, 2012 was $303.6 million, as compared to $226.4 million for the year ended December 31, 2011. This $77.2 million increase in net cash provided by operating activities was the result of a decrease in net income of $4.7 million, an increase in non-cash adjustments of $21.7 million, and an increase in net changes in operating assets and liabilities of $60.2 million.

Net income decreased $4.7 million due in part to a decrease of $37.2 million in income from discontinued operations, net of tax, recorded in 2011 and for which there was no corresponding amount in 2012. The income from discontinued operations, net of tax, recorded in 2011 included a $42.7 million worthless stock deduction for the common stock of Neustar NGM Services, Inc. This decrease of $37.2 million was partially offset by an increase of $27.9 million in interest and other expense related to our 2011 Credit Facilities.

Non-cash adjustments increased $21.7 million due in part to an increase of $46.1 million in depreciation and amortization expense, an increase of $3.3 million in the amortization of our deferred financing costs and original debt discount from our 2011 Credit Facilities, and an increase of $1.5 million in our provision for doubtful account. This increase in non-cash adjustments was partially offset by a decrease of $21.0 million in deferred income taxes, a decrease of $4.5 million in excess tax benefits from stock option exercises, a decrease of $2.4 million in the net amortization of investment premium and a $1.9 million in loss on sale recorded in the first quarter of 2011 attributable to the sale of certain assets liabilities of our Converged Messaging Services business.

Net changes in operating assets and liabilities increased $60.2 million primarily due to a decrease of $59.1 million in income taxes receivable, primarily the result of the tax benefit we recorded in the first quarter of 2011 in connection with a worthless stock loss deduction, a decrease of $20.4 million in prepaid expenses and other current assets, a net decrease of $7.7 million in notes receivable, and an increase of $6.6 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by a net change of $30.2 million attributable to net increases in accounts and unbilled receivables, a net change of $9.1 million attributable to increases in accounts payable and accrued expenses, and a net change of $3.3 million attributable to a decrease in accrued restructuring reserve.

Cash flows from investing

Net cash used in investing activities for the year ended December 31, 2012 was $43.6 million, as compared to $706.4 million for the year ended December 31, 2011. This $662.8 million decrease in net cash used in investing activities was primarily due to a decrease of $696.3 million in cash used for acquisitions and a decrease of $79.7 million in investment purchases. These decreases in net cash used in investing activities were partially offset by a decrease of $105.8 million in cash received from the sale and maturities of investments and an increase of $7.3 million in cash used to purchase property and equipment.

Cash flows from financing

Net cash used in financing activities was $41.9 million for the year ended December 31, 2012, as compared to cash provided by financing activities of $270.9 million for year ended December 31, 2011. This $312.8 million increase in net cash used in financing activities was primarily due to a decrease of $591.0 million in cash received under our 2011 Credit Facilities, an increase of $8.6 million in cash used for the repurchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings, and an increase of $4.5 million in cash used for principal repayments on our 2011 Credit Facilities. These increases in cash used in financing activities were partially offset by a decrease of $226.3 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs, a decrease of $20.4 million in debt issuance costs attributed to our 2011 Credit Facilities, an increase of $19.8 million in proceeds from the exercise of stock options, a net change of $16.6 million attributable to a decrease in restricted cash, an increase of $4.5 million in excess tax benefits from stock-based compensation, and a reduction of $3.7 million in cash used in principal repayments on capital lease obligations.

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

Net income increased $54.6 million primarily due to a change of $55.1 million in the income tax benefit from discontinued operations. In the first quarter of 2011, we recorded a tax benefit of $42.7 million related to a worthless stock loss deduction for the common stock of NGM Services.

Non-cash adjustments increased $29.4 million due to an increase of $19.5 million in deferred income taxes, an increase of $9.8 million in stock-based compensation, an increase of $6.7 million in depreciation and amortization expense, an increase of $3.0 million in amortization of investment premiums, and a $1.9 million loss-on-sale attributable to the sale of certain assets and liabilities of our Converged Messaging Services business in the first quarter of 2011. These increases in non-cash adjustments were partially offset by a decrease of $8.5 million attributed to an impairment of long-lived assets of our Converged Messaging Services business recorded in 2010, and a decrease of $2.9 million in excess tax benefits from stock option exercises.

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

Cash flows from financing

Net cash provided by financing activities was $270.9 million for the year ended December 31, 2011, as compared to net cash used in financing activities of $45.0 million for the year ended December 31, 2010. This $315.9 million increase in net cash provided by financing activities was primarily the result of net proceeds of $591.0 million from our 2011 Credit Facilities, and an increase of $31.5 million in proceeds from the exercise of stock options and a reduction of $5.0 million in cash used in principal repayments on capital lease obligations. These increases in cash provided by financing activities were partially offset by an increase of $283.9 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs, an increase of $20.4 million in debt issuance costs, and a net increase of $8.8 million in restricted cash primarily used to collateralize our outstanding letters of credit.

Contractual Obligations

Our principal commitments consist of obligations under our 2013 Notes, 2013 Credit Facilities, leases for office space, computer equipment and furniture and fixtures, and deferred tax liabilities. The following table summarizes our long-term contractual obligations as December 31, 2012 for our capital lease obligations, operating lease obligations, and deferred tax liabilities, and as of January 22, 2013 for our 2013 Term Facility and Notes:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$2,639	$1,794	$845	$—	$—
Operating lease obligations	83,620	13,074	23,234	19,367	27,945
2013 Term Facility (1)	352,866	13,659	27,556	26,978	284,673
Notes (1)	435,000	12,750	27,000	27,000	368,250
Deferred tax liabilities	114,130	25,102	49,337	36,756	2,935

Total	$988,255	$66,379	$127,972	$110,101	$683,803

(1)	On January 22, 2013, we refinanced our 2011 Term Facility with the Notes and the 2013 Term Facility under the 2013 Credit Facilities. Interest expense related to the Notes has been calculated using a fixed 4.5% interest rate. Interest expense related to the 2013 Term Facility has been calculated using a rate of 1.80% as of January 22, 2013.

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2012:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Standby letters of credit	$9,910	$1,800	$7,780	$—	$330

The amounts presented in the tables above may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, we have not included $4.4 million of unrecognized tax benefits and interest thereon, in the contractual obligations table above. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for a discussion on income taxes.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2010, 2011 and 2012.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of the effects of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011 and 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our 2011 Term Facility, investments, and foreign currency fluctuations.

Borrowings outstanding under our 2011 Term Facility bore interest, at our option, either: (1) at the base rate, which was defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the 2011 Term Facility was deemed to be not less than 2.25% per annum or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin was (1) in respect of the 2011 Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (2) in respect of the 2011 Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. As of December 31, 2012, the LIBOR rate on our 2011 Term Facility was below the applicable margin, or floor, and a hypothetical increase or decrease of 10% in the LIBOR rate would not have impacted our interest rate.

Exposure to market rate risk for changes in interest rates affects the value of our investment portfolio. We have not used derivative financial instruments to hedge against such risk in our investment portfolio. We invest in securities of highly-rated issuers and follow investment policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, our exposure to this risk is mitigated by the relatively short-term nature of these investments. Based on a hypothetical 10% adverse movement in interest rates, the impact on our interest income for our short-term investments for the year ended December 31, 2012 would have been insignificant.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2012, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.

Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NeuStar, Inc.

We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$122,237	$340,255
Restricted cash	10,251	2,543
Short-term investments	10,545	3,666
Accounts receivable, net of allowance for doubtful accounts of $1,942 and $2,161, respectively	106,274	131,805
Unbilled receivables	5,551	6,372
Notes receivable	2,786	2,740
Prepaid expenses and other current assets	30,420	17,707
Deferred costs	8,174	7,379
Income taxes receivable	37,874	6,596
Deferred tax assets	7,728	6,693

Total current assets	341,840	525,756

Long-term investments	2,506	—
Property and equipment, net	100,102	118,513
Goodwill	572,178	572,178
Intangible assets, net	338,768	288,487
Notes receivable, long-term	3,748	1,008
Deferred costs, long-term	701	702
Other assets, long-term	22,767	20,080

Total assets	$1,382,610	$1,526,724

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,385	$9,269
Accrued expenses	79,334	85,424
Deferred revenue	41,080	49,070
Note payable	4,856	8,125
Capital lease obligations	3,065	1,686
Accrued restructuring reserve	4,361	372
Other liabilities	5,317	3,484

Total current liabilities	145,398	157,430

Deferred revenue, long-term	10,363	9,922
Note payable, long-term	584,809	576,688
Capital lease obligations, long-term	1,918	817
Deferred tax liability, long-term	120,948	114,130
Other liabilities, long-term	16,540	21,129

Total liabilities	879,976	880,116

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and 2012	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 82,959,411 and 85,958,791 shares issued; and 66,151,479 and 66,171,702 outstanding at December 31, 2011 and 2012, respectively	83	86
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2011 and 2012, respectively	—	—
Additional paid-in capital	436,598	532,743
Treasury stock, 16,807,932 and 19,787,089 shares at December 31, 2011 and 2012, respectively, at cost	(495,790)	(604,042)
Accumulated other comprehensive loss	(758)	(767)
Retained earnings	562,501	718,588

Total stockholders’ equity	502,634	646,608

Total liabilities and stockholders’ equity	$1,382,610	$1,526,724

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012
Revenue:
Carrier Services	$391,762	$447,894	$502,085
Enterprise Services	129,104	151,390	170,440
Information Services	—	21,171	158,863

Total revenue	520,866	620,455	831,388
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	111,282	137,992	185,965
Sales and marketing	86,363	109,855	163,729
Research and development	13,780	17,509	29,794
General and administrative	65,496	96,317	81,797
Depreciation and amortization	32,861	46,209	92,955
Restructuring charges	5,361	3,549	489

	315,143	411,431	554,729

Income from operations	205,723	209,024	276,659
Other (expense) income:
Interest and other expense	(6,995)	(6,279)	(34,155)
Interest and other income	7,582	1,966	596

Income from continuing operations before income taxes	206,310	204,711	243,100
Provision for income taxes, continuing operations	82,282	81,137	87,013

Income from continuing operations	124,028	123,574	156,087
(Loss) income from discontinued operations, net of tax	(17,819)	37,249	—

Net income	$106,209	$160,823	$156,087

Basic net income (loss) per common share:
Continuing operations	$1.66	$1.69	$2.34
Discontinued operations	(0.24)	0.51	—

Basic net income per common share	$1.42	$2.20	$2.34

Diluted net income (loss) per common share:
Continuing operations	$1.63	$1.66	$2.30
Discontinued operations	(0.23)	0.50	—

Diluted net income per common share	$1.40	$2.16	$2.30

Weighted average common shares outstanding:
Basic	74,555	72,974	66,737

Diluted	76,065	74,496	67,956

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2010	2011	2012
Net income	$106,209	$160,823	$156,087
Other comprehensive income (loss), net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $140, $(3) and $86, respectively	277	(119)	192
Reclassification for gains included in net income, net of tax of $0, $217 and $0, respectively	—	(332)	—

Net change in unrealized gains on investments, net of tax	277	(451)	192
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $109, $(261) and $85, respectively	42	305	(201)
Reclassification adjustment included in net income, net of tax of $0, $307 and $0, respectively	—	(468)	—

Foreign currency translation adjustment, net of tax	42	(163)	(201)

Other comprehensive income (loss), net of tax	319	(614)	(9)

Comprehensive income	$106,528	$160,209	$156,078

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	79,425	$79	3	$—	$338,109	$(128,757)	$(463)	$295,469	$504,437
Common stock options exercised	596	1	—	—	7,765	—	—	—	7,766
Stock-based compensation expense	—	—	—	—	18,252	—	—	—	18,252
Restricted stock granted, net	274	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(40,400)	—	—	(40,400)
Common stock received for tax withholding	—	—	—	—	—	(691)	—	—	(691)
Net excess tax benefit from stock option exercises	—	—	—	—	220	—	—	—	220
Net income	—	—	—	—	—	—	—	106,209	106,209
Other comprehensive income	—	—	—	—	—	—	319	—	319

Balance at December 31, 2010	80,295	80	3	—	364,346	(169,848)	(144)	401,678	596,112
Common stock options exercised	2,340	3	—	—	39,275	—	—	—	39,278
Stock-based compensation expense	—	—	—	—	28,088	—	—	—	28,088
Equity awards assumed in TARGUSinfo acquisition	—	—	—	—	677	—	—	—	677
Restricted stock granted, net	324	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(324,301)	—	—	(324,301)
Common stock received for tax withholding	—	—	—	—	—	(1,641)	—	—	(1,641)
Net excess tax benefit from stock option exercises	—	—	—	—	4,212	—	—	—	4,212
Net income	—	—	—	—	—	—	—	160,823	160,823
Other comprehensive income	—	—	—	—	—	—	(614)	—	(614)

Balance at December 31, 2011	82,959	83	3	—	436,598	(495,790)	(758)	562,501	502,634
Common stock options exercised	2,500	3	—	—	59,053	—	—	—	59,056
Stock-based compensation expense	—	—	—	—	28,058	—	—	—	28,058
Restricted stock granted, net	500	—	—	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	(98,040)	—	—	(98,040)
Common stock received for tax withholding	—	—	—	—	—	(10,212)	—	—	(10,212)
Net excess tax benefit from stock option exercises	—	—	—	—	9,034	—	—	—	9,034
Net income	—	—	—	—	—	—	—	156,087	156,087
Other comprehensive income	—	—	—	—	—	—	(9)	—	(9)

Balance at December 31, 2012	85,959	$86	3	$—	$532,743	$(604,042)	$(767)	$718,588	$646,608

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2011	2012
Operating activities:
Net income	$106,209	$160,823	$156,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,167	46,837	92,955
Stock-based compensation	18,252	28,088	28,058
Amortization of deferred financing costs and original issue discount on debt	170	764	4,062
Excess tax benefits from stock option exercises	(1,613)	(4,541)	(9,041)
Deferred income taxes	(4,430)	15,025	(5,958)
Impairment of long-lived assets	8,495	—	—
Provision for doubtful accounts	2,600	2,596	4,086
Gains on available-for-sale investments and trading securities	(7,007)	(701)	—
Loss on auction rate securities rights	6,892	—	—
Amortization of bond premium	12	2,975	546
Loss on asset sale	—	1,933	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,515)	(3,624)	(30,874)
Unbilled receivables	(4,202)	2,111	(821)
Notes receivable	(1,590)	(4,944)	2,786
Prepaid expenses and other current assets	(640)	(8,329)	12,089
Deferred costs	1,746	(1,974)	794
Income taxes receivable	—	(18,795)	40,319
Other assets	(520)	—	(8)
Other liabilities	6,774	(3,180)	1,455
Accounts payable and accrued expenses	(12,615)	12,602	3,472
Income taxes payable	439	(1,590)	—
Accrued restructuring reserve	1,448	(657)	(3,989)
Deferred revenue	1,705	994	7,549

Net cash provided by operating activities	144,777	226,413	303,567
Investing activities:
Purchases of property and equipment	(38,077)	(45,785)	(53,094)
Sales and maturities of investments	37,725	116,128	10,316
Purchases of investments	(50,762)	(81,239)	(1,494)
Businesses acquired, net of cash acquired	(21,658)	(695,547)	706

Net cash used in investing activities	(72,772)	(706,443)	(43,566)
Financing activities:
Increase in restricted cash	(44)	(8,852)	7,708
Proceeds from note payable	—	591,000	—
Principal repayments on notes payable	(987)	(1,500)	(6,000)
Principal repayments on capital lease obligations	(12,208)	(7,171)	(3,494)
Debt issuance costs	—	(20,418)	—
Proceeds from exercise of common stock options	7,766	39,278	59,056
Excess tax benefits from stock-based compensation	1,613	4,541	9,041
Repurchase of restricted stock awards	(691)	(1,641)	(10,212)
Repurchase of common stock	(40,400)	(324,301)	(98,040)

Net cash (used in) provided by financing activities	(44,951)	270,936	(41,941)
Effect of foreign exchange rates on cash and cash equivalents	(65)	(239)	(42)

Net increase (decrease) in cash and cash equivalents	26,989	(209,333)	218,018
Cash and cash equivalents at beginning of year	304,581	331,570	122,237

Cash and cash equivalents at end of year	$331,570	$122,237	$340,255

Supplemental cash flow information:
Cash paid for interest	$1,247	$762	$31,209

Cash paid for income taxes	$72,726	$40,715	$50,229

Non-cash investing activities:
Property and equipment acquired under capital leases	$1,414	$1,141	$1,057

Accounts payable incurred to purchase property and equipment	$1,104	$2,733	$5,759

Equity awards assumed in TARGUSinfo acquisition	$—	$677	$—

See accompanying notes.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION

NeuStar, Inc. (the Company or Neustar) is a trusted provider of real-time information and analysis using proprietary and hard to replicate data sets. The Company’s customers use its services for commercial insights that help them promote and protect their businesses. The Company combines proprietary, third party and customer data sets to develop unique algorithms, models, point solutions and complete work flow solutions. Among other things, chief marketing, security, information and operating officers use these real-time insights to identify who or what is at the other end of a transaction, the geographic-context of a transaction and the most appropriate response. The Company provides its services in a trusted and neutral manner. The Company’s customers access its databases through standard connections, which the Company believes is the most efficient and cost effective way to exchange operationally essential data in a secured environment that does not favor any particular customer or technology. Today the Company primarily serves customers in the Internet, communications, information services, financial services, retail, and media and advertising verticals.

The Company was founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. The Company provides the authoritative solution that the communications industry relies upon to meet this mandate. Since then, the Company has grown to offer a broad range of innovative services, including database services (telephone number databases, domain names, short-codes and fixed IP addresses), analytics platforms used for Internet security services, caller identification services, web performance monitoring services and real-time information and analytics services.

The Company provides the North American communications industry with real-time information that enables the dynamic routing of virtually all telephone calls and text messages among competing carriers in the United States and Canada. The Company’s internet and eCommerce customers use its broad array of domain name systems (DNS) solutions to resolve internet queries in a timely manner and to protect their businesses from malicious attacks. The Company also provides a broad suite of solutions that allows its customers to generate marketing leads, offer more relevant services and improve client conversion rates.

The Company categorizes its services into three reportable segments:

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

•

Enterprise Services.  The Company’s enterprise services include Internet infrastructure services (IIS) and registry services. Through the Company’s global directory platform, the Company provides a suite of DNS services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. The Company also operates the user authentication and rights management system, which supports the UltraVioletTM digital content locker that consumers can use to access to their entertainment content.

•

Information Services.  The Company’s information services include on-demand solutions that help carriers and enterprises identify, verify, evaluate and locate customers and prospective customers. The Company’s authoritative databases and solutions enable its clients to return the caller name associated with the calling phone number and to make informed decisions in real time about consumer-initiated interactions on the Internet, over the telephone and at the point of sale, by correlating consumer identifier information with attributes such as demographics, buying behavior surveys and location. This allows the Company’s customers to offer consumers more relevant services and products, and leads to higher client conversion rates. Using the Company’s proprietary databases, the Company’s online display advertising solution allows marketers to display, in real time, advertisements that will be most relevant to online consumers without the need for online behavioral tracking.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2011		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$122,237	$122,237	$340,255	$340,255
Restricted cash (current assets)	$10,251	$10,251	$2,543	$2,543
Short-term investments	$10,545	$10,545	$3,666	$3,666
Notes receivable (including current portion)	$6,534	$6,534	$3,748	$3,748
Marketable securities (other assets, long-term)	$4,008	$4,008	$4,458	$4,458
Long-term investments	$2,506	$2,506	$—	$—
Deferred compensation (other liabilities long-term)	$4,028	$4,028	$3,874	$3,874
Note payable (including current portion)	$589,665	$589,665	$584,813	$584,813

Cash and Cash Equivalents

The Company considers all highly liquid investments, which are investments that are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents.

Restricted Cash

As of December 31, 2011 and 2012, restricted cash was $10.3 million and $2.5 million, respectively. As of December 31, 2011, cash of $9.2 million was restricted as collateral for the Company’s outstanding letters of credit. As of December 31, 2011 and December 31, 2012, cash of $1.1 million and $2.5 million, respectively, was restricted for deposits on leased facilities.

Concentrations of Credit Risk

Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company’s cash management and investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally granting uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. Customers under the Company’s contracts with North American Portability Management LLC (NAPM) are charged a Revenue Recovery Collection (RRC) fee (see “Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts” below).

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

The Company’s investments classified as trading are carried at estimated fair value with unrealized gains and losses reported in other (expense) income. During 2010, the Company classified its auction rate securities as trading pursuant to the Investments – Debt and Equity Securities Topic of the FASB ASC, with changes in the fair value of these securities recorded in earnings (see Note 4). Interest and dividends on these securities are included in interest and other income.

Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with NAPM, the Company bills a RRC fee to offset uncollectible receivables from any individual customer. The RRC fee is based on a percentage of monthly billings. During 2009, the RRC fee was 0.75%. On July 1, 2010, the RRC fee was reduced to 0.65% and remained at that level through December 31, 2012. The RRC fees are recorded as an accrued expense when collected. If the RRC fee is insufficient, the amounts can be recovered from the customers. Any accrued RRC fees in excess of uncollectible receivables are paid back to the customers annually on a pro rata basis. RRC fees of $2.4 million and $2.6 million are included in accrued expenses as of December 31, 2011 and 2012, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $1.9 million and $2.2 million as of December 31, 2011 and 2012, respectively. Bad debt expense amounted to $2.6 million, $2.6 million and $4.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company capitalizes software development and acquisition costs in accordance with the Intangibles — Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the internal-use software are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over an estimated useful life of three to five years. During the years ended December 31, 2011 and 2012, the Company capitalized costs related to internal use software of $28.6 million and $30.3 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2010, 2011 and 2012 was $15.2 million, $17.3 million and $24.1 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other identifiable intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For purposes of the Company’s annual impairment test completed on October 1, 2010, the Company identified and assigned goodwill to three reporting units, Carrier Services, Internet Infrastructure Services and Registry Services. For purposes of the Company’s annual impairment test

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

completed on October 1, 2011, the Company identified and assigned goodwill to two reporting units, Carrier Services and Enterprise Services. The Company’s third reporting unit, Information Services, was established as a result of the acquisition of Targus Information Corporation (TARGUSinfo) on November 8, 2011, and was not included in the Company’s annual impairment test completed on October 1, 2011. For purposes of the Company’s annual impairment test completed on October 1, 2012, the Company identified and assigned goodwill to three reporting units, Carrier Services, Enterprise Services and Information Services.

Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. Fair value of the reporting unit is determined using both a discounted cash flow method and a market approach. To assist in the process of determining if a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from external advisors. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no goodwill impairment charges recognized during the years ended December 31, 2010, 2011 and 2012.

Segment Reporting

Operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. As of December 31, 2012, the Company’s CODM evaluates performance and allocates resources based on multiple factors, including segment contribution for the following service categories: Carrier Services, Enterprise Services and Information Services. The Company’s operating segments are the same as its reportable segments.

Identifiable Intangible Assets

Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. In the fourth quarter of 2010, the Company recorded an intangible asset impairment charge of $0.6 million related to its Converged Messaging asset group (see “Impairment of Long-Lived Assets” below). There were no intangible asset impairment charges recognized during the years ended December 31, 2011 and 2012.

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

Significant Contracts

As part of its carrier services, the Company provides number portability administration center services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $362.1 million, $385.6 million and $410.7 million in 2010, 2011 and 2012, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for fixed credits to customers of $25.0 million in 2010 and $5.0 million in 2011, which were applied to reduce the Base Fee for the applicable year. Customers under these contracts could have earned additional credits of up to $15.0 million annually in each of 2010 and 2011 if the customers reached specific levels of aggregate telephone number inventories and adopted and implemented

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain IP fields and functionality. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied against invoices in the following year. To the extent any available additional credits expire unused at the end of a year, they will be recognized in revenue at that time. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee in its Carrier Services operating segment on a straight-line basis over twelve months.

For 2010, the Company concluded that the fixed and determinable fee equaled $322.1 million, which represented the Base Fee of $362.1 million, reduced by the $25.0 million fixed credit and $15.0 million of additional credits. For 2011, the Company concluded that the fixed and determinable fee equaled $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During 2010 and 2011, the Company determined that its carrier customers have earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories. For 2012, the Company concluded that the fixed and determinable fee equaled $410.7 million, which represents the Base Fee.

The total amount of revenue derived under the Company’s contracts with NAPM, comprised of NPAC Services, connection service fees related to the Company’s NPAC Services and system enhancements, was approximately $337.1 million, $374.4 million and $418.2 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generates revenue from its U.S. Common Short Code services under short-term contracts ranging from three to twelve months, and the Company recognizes revenue on a straight-line basis over the term of the related customer contracts.

Information Services

The Company generates revenue from a broad portfolio of real-time information and analytics services. The Company recognizes revenue when persuasive evidence of an agreement exists, the terms are fixed or determinable, services are performed, and collection is reasonably assured. Certain contracts provide for a guaranteed monthly minimum fee supplemented by fees for transactions above specified minimum amounts. The minimum fee is recognized monthly, and the transaction fees in excess of the monthly minimums are recognized as the services are performed. The Company also receives annual technology fees from certain customers in exchange for access to intellectual property, standard technical support, emergency 24-hour support, and system upgrades on a when-and-if-available basis. These services are not considered a separate deliverable. As a result, technology fees are deferred and recognized on a straight-line basis over the service period, which is usually twelve months.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

The Company expenses its research and development costs as they are incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense, consulting fees, and the costs of facilities, computer and support services used in service and technology development.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $6.7 million, $6.6 million and $12.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.

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

The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the years ended December 31, 2010, 2011 and 2012, the Company included $1.6 million, $4.5 million and $9.0 million, respectively, of excess tax benefits as a financing cash inflow with a corresponding operating cash outflow.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

American Taxpayer Relief Act of 2012

On January 2, 2013, President Barack Obama signed into law the “American Taxpayer Relief Act of 2012” (the Act). While Congress approved a retroactive extension of certain business tax provisions that expired at the end of 2011 and 2012, under U.S. GAAP, the financial accounting effects of the Act are to be reported in the first quarter of calendar year 2013, the quarter in which the legislation was signed into law by the President. The Company does not believe the Act will have a material effect on the Company’s financial position, results of operations or cash flows.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a foreign currency translation adjustment and reported as a component of accumulated other comprehensive loss.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other expense in the consolidated statements of operations.

Comprehensive Income

Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of comprehensive income. Comprehensive income was approximately $106.5 million, $160.2 million and $156.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Recent Accounting Pronouncements

In June 2011, the FASB issued Auditing Standard Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05), to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The amendments to this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Auditing Standard Update 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of the amended accounting guidance in the first quarter of 2012 impacted the Company’s presentation of other comprehensive income and did not have an impact on the Company’s consolidated results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires the presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of the amended accounting guidance in the first quarter of 2013 will impact the Company’s presentation of other comprehensive income and will not have an impact on the Company’s consolidated results of operations.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of TARGUSinfo have been included within the Information Services segment in the Company’s consolidated statement of operations since the date of acquisition.

The total purchase price was approximately $657.3 million, consisting of cash consideration of $656.6 million and non-cash consideration of $0.7 million attributable to the assumption of TARGUSinfo options. Of the total cash consideration, approximately $43.5 million was deposited in an escrow account, of which $40.0 million was available to satisfy indemnification claims for breaches of the agreement and plan of merger. An additional $3.0 million and $0.5 million of the merger consideration payable to the stockholders of TARGUSinfo was deposited into separate escrow accounts and was available to fund purchase price adjustments required under the merger agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. The purchase price escrow of $0.5 million will remain in escrow through the second quarter of 2013 to reimburse certain costs and expenses of the stockholder representative. During the year ended December 31, 2012, the purchase price escrow of $3.0 million was distributed to the former TARGUSinfo stockholders and such distribution did not result in an adjustment to the purchase price or goodwill. In addition, $15.8 million of the escrow for indemnification claims was distributed, of which $15.0 million was distributed to the former TARGUSinfo stockholders and $0.8 million was distributed to the Company to satisfy indemnification claims. The Company’s original purchase price was reduced by $0.7 million as a result of this distribution. As of December 31, 2012, the amounts remaining in escrow to satisfy pending tax indemnification claims was $24.2 million. The funds in the indemnity escrow account will remain in escrow until such pending tax indemnification claims are resolved. During the year ended December 31, 2011, the Company recorded $10.5 million of acquisition costs in general and administrative expense related to this acquisition.

Under the acquisition method of accounting, the total estimated purchase price was allocated to TARGUSinfo’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 8, 2011. Of the total purchase price, the Company initially recorded acquisition date fair values of approximately $429.7 million of goodwill, $310.2 million of definite-lived intangible assets, and $81.9 million of net liabilities. During the year ended December 31, 2012, the Company adjusted its preliminary valuation of the acquired assets and liabilities assumed based upon new information pertaining to acquisition date fair values. The adjustments related to finalizing the assessment of federal research and development tax credits, deferred tax assets attributable to TARGUSinfo options, and the resolution of certain state and local tax liabilities, each pertaining to pre-acquisition tax periods. The consolidated balance sheet as of December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments (see Note 6). The allocation of the purchase price is now final.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date and the effects of the measurement period adjustments recorded in 2012, as discussed above (in thousands):

Cash and cash equivalents	$1,601
Accounts receivable	23,844
Income tax receivable	14,537
Other assets	15,870
Accounts payable and accrued expenses	(9,689)
Deferred tax liability	(118,723)
Deferred revenue	(3,604)
Other liabilities	(3,987)

Net tangible liabilities assumed	(80,151)
Customer relationships	256,700
Acquired identified technology	46,500
Trade names and trademarks	7,000
Goodwill	427,227

Total purchase price allocation	$657,276

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

The Company allocated $310.2 million of the total purchase price to definite-lived intangible assets acquired, consisting of $256.7 million of customer relationships, $46.5 million of acquired technology and $7.0 million of trade names and trademarks. Customer relationships represent agreements with existing customers. The Company utilized the discounted cash flow method to value the acquired customer relationships. Under this method, the Company’s significant assumptions and estimates included expected future cash flows and the weighted-average cost of capital. The value of customer relationships will be amortized on a straight-line basis over the estimated useful life of 8 years.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill represents the excess of the TARGUSinfo purchase price over the fair value of the net tangible liabilities assumed. The TARGUSinfo acquisition significantly expanded the Company’s position in the information services market. This acquisition provides the Company with the opportunity to leverage its authoritative databases that are processing trillions of transactions in a new way and to provide new solutions to its customers based on real time analytics derived from the Company’s existing addressing capabilities. These new capabilities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The goodwill balance of $427.2 million is not expected to be deductible for tax purposes.

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

As a result of the acquisition of TARGUSinfo, the Company recorded a net deferred tax liability of approximately $116.2 million in its preliminary purchase price allocation primarily related to the difference in book and tax basis of identifiable intangibles. As of December 31, 2012, the net deferred tax liability was $96.2 million. The Company also initially recorded a $14.3 million income tax receivable assumed from TARGUSinfo as a result of the acquisition and accrued $1.2 million for potential sales tax and interest due on TARGUSinfo sales for prior years through 2010. As of December 31, 2012, the accrued potential sales tax and interest due on TARGUSinfo sales for prior years through 2010 was $1.0 million.

Pro Forma Financial Information for acquisition of TARGUSinfo

The following unaudited pro forma financial information summarizes the Company’s results of operations for the years ended December 31, 2010 and 2011 as if Neustar’s acquisition of TARGUSinfo had been completed as of the earliest period presented. These pro forma amounts (unaudited and in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information for all periods presented also includes the effect of the related financing, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corresponding prior period operating results presented in the Company’s consolidated statements of operations and the accompanying notes have been reclassified to reflect the operations of the Converged Messaging Services business as discontinued operations.

Summaries of the results of discontinued operations for the years ended December 31, 2010 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2010	2011
Revenue from discontinued operations	$5,946	$454

Loss from discontinued operations before tax	$(31,374)	$(8,174)
Benefit for income taxes	(13,555)	(45,423)

(Loss) income from discontinued operations, net of tax	$(17,819)	$37,249

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

As of December 31, 2011, the assets and liabilities of the Converged Messaging Services business are included in their respective balance sheet categories in the Company’s consolidated balance sheets. As of December 31, 2011, these assets and liabilities were $1.3 million and $2.2 million, respectively. As of December 31, 2011, these assets primarily included cash to fund the residual liabilities of the Converged Messaging Services business. All significant revenue generating and cost producing activities of the discontinued operations have ceased as of June 30, 2011.

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

The Company elected to measure the ARS Rights at their fair value pursuant to the Financial Instruments Topic of the FASB ASC and to classify the associated ARS as trading securities. During the year ended December 31, 2010, the Company recorded a loss of $6.9 million related to the change in estimated fair value of the ARS Rights.

Under the terms of the ARS Rights, if the investment firm was successful in selling any ARS prior to June 30, 2010, the investment firm was obligated to pay the Company par value for the ARS sold. During 2010, prior to the Company’s exercise of the ARS Rights on June 30, 2010, the investment firm sold ARS with an

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

original par value of $16.5 million, and the Company received this amount in cash from the investment firm and recognized realized gains of $2.1 million.

During the year ended December 31, 2010, the Company recorded a gain of $4.9 million related to the change in estimated fair value of the ARS.

Pre-refunded Municipal Bonds

As of December 31, 2011 and 2012, the Company held approximately $13.1 million and $3.7 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments – Debt and Equity Securities Topic of the FASB ASC. During the years ended December 31, 2011 and 2012, the Company sold approximately $116.1 million and $10.3 million, respectively, of available-for-sale securities. During the year ended December 31, 2011, the Company recognized net gains of $0.2 million. During the year ended December 31, 2012, the Company recognized insignificant net losses. The Company did not record any impairment charges related to these investments during the years ended December 31, 2011 and 2012. As of December 31, 2012, both unrealized gains and losses on the pre-refunded municipal bonds were insignificant. The following table summarizes the Company’s investment in these municipal bonds as of December 31, 2011 and 2012 (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year	$10,538	$10	$(3)	$10,545
Due after one year through three years	2,500	6	—	2,506

Total	$13,038	$16	$(3)	$13,051

	December 31, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Due within one year	$3,666	$—	$—	$3,666
Due after one year through two years	—	—	—	—

Total	$3,666	$—	$—	$3,666

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires the Company to make significant judgments.

The Company determines the fair value of its investments using third–party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those multiple prices as inputs into a distribution–curve–based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e. coupon rate, maturity, credit rating). The Company corroborates consensus prices provided by third party pricing sources using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information.

The following table sets forth, as of December 31, 2011 and 2012, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$10,545	$—	$10,545
Municipal bonds (maturities one to two years)	$—	$2,506	$—	$2,506
Marketable securities(1)	$4,008	$—	$—	$4,008

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$3,666	$—	$3,666
Marketable securities(1)	$4,458	$—	$—	$4,458

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at fair value in other assets. During the years ended December 31, 2010 and 2012, there were no sales of securities from the Rabbi Trust. During the year ended December 31, 2011, the Company recognized gains of $0.5 million attributed to the sale of securities from the Rabbi Trust.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill by operating segment as of December 31, 2011 and 2012 is as follows (in thousands):

	December 31, 2010	Acquisitions	Adjustments	December 31, 2011 (1)	Adjustments	December 31, 2012
Carrier Services
Gross goodwill	$202,055	$20,602	$(302)	$222,355	$—	$222,355
Accumulated impairments	(93,602)	—	—	(93,602)	—	(93,602)

Net goodwill	108,453	20,602	(302)	128,753	—	128,753

Enterprise Services
Gross goodwill	16,198	—	—	16,198	—	16,198
Accumulated impairments	—	—	—	—	—	—

Net goodwill	16,198	—	—	16,198	—	16,198

Information Services
Gross goodwill	—	429,700	—	429,700	(2,473)	427,227
Accumulated impairments	—	—	—	—	—	—

Net goodwill	—	429,700	—	429,700	(2,473)	427,227

Total
Gross goodwill	218,253	450,302	(302)	668,253	(2,473)	665,780
Accumulated impairments	(93,602)	—	—	(93,602)	—	(93,602)

Net goodwill	$124,651	$450,302	$(302)	$574,651	$(2,473)	$572,178

(1)	Balance as originally reported at December 31, 2011, prior to the reflection of measurement period adjustments.

During the third quarter of 2011, the Company completed its acquisition of assets and certain liabilities of the Numbering Solutions business of Evolving Systems, Inc. and recorded $20.3 million of goodwill, net of adjustments, (see Note 3). In addition, during the fourth quarter of 2011, the Company acquired TARGUSinfo and recorded $429.7 million of goodwill in the Company’s Information Services operating segment. During the year ended December 31, 2012, the Company adjusted its preliminary valuation of acquired assets and liabilities of TARGUSinfo and recorded adjustments of $2.5 million (see Note 3).

The Company’s 2011 and 2012 annual goodwill impairment analysis, which was performed for each of its reporting units as of October 1 in each respective year, did not result in an impairment charge.

The key assumptions used in the Company’s 2012 annual goodwill impairment test to determine the fair value of its reporting units included: (a) cash flow projections through 2017, which include growth and allocation assumptions for forecasted revenue and expenses; (b) cash flow projections beyond 2017 which use a long-term growth rate of 3.0%, (c) a discount rate of 12.5% to 14.5% to adjust the cash flow projections, which was based upon each respective reporting unit’s weighted-average cost of capital adjusted for the risks associated with the

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations at the time of the assessment; (d) selection of comparable companies used in the market approach; and (e) assumptions in weighting the results of the discounted cash flow method and the market approach valuation techniques.

As of the date of the Company’s 2012 annual impairment test, the estimated fair values for each of the Company’s reporting units exceeded each of its reporting units’ carrying value. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable; however, these estimates are inherently subjective, and there are a number of factors, including factors outside of the Company’s control that could cause actual results to differ from the Company’s estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

Any changes to the Company’s key assumptions about its businesses and its prospects, or changes in market conditions, could cause the fair value of one of its reporting units to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in the Company’s organizational structure or how the Company’s management allocates resources and assesses performance could result in a change of its operating segments or reporting units, requiring a reallocation and impairment analysis of goodwill. A goodwill impairment charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill to its consolidated balance sheet. As of December 31, 2012, the Company had $128.8 million, $16.2 million, and $427.2 million, respectively, in goodwill for its Carrier Services, Enterprise Services, and Information Services operating segments.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following (in thousands):

	December 31,		Weighted- Average Amortization Period (in years)
	2011	2012
Intangible assets:
Customer lists and relationships	$315,098	$315,098	7.9
Accumulated amortization	(32,615)	(69,526)

Customer lists and relationships, net	282,483	245,572

Acquired technology	58,859	58,859	4.8
Accumulated amortization	(9,493)	(20,387)

Acquired technology, net	49,366	38,472

Trade name	7,630	7,630	3.0
Accumulated amortization	(711)	(3,187)

Trade name, net	6,919	4,443

Intangible assets, net	$338,768	$288,487

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

Amortization expense related to intangible assets for the years ended December 31, 2010, 2011 and 2012 of approximately $4.8 million, $12.1 million and $50.3 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is expected to be approximately $48.9 million, $47.9 million, $45.9 million, $44.1 million, $35.6 million and $66.1 million, respectively. Intangible assets as of December 31, 2012 will be fully amortized during the year ended December 31, 2021.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2012
Computer hardware	$91,918	$109,734
Equipment	2,688	2,703
Furniture and fixtures	6,764	9,134
Leasehold improvements	23,357	30,203
Construction in-progress	18,292	10,064
Capitalized software	101,973	139,697

	244,992	301,535
Accumulated depreciation and amortization	(144,890)	(183,022)

Property and equipment, net	$100,102	$118,513

The Company entered into capital lease obligations of $1.8 million and $1.0 million for the years ended December 31, 2011 and 2012, respectively, primarily for computer hardware. Amortization expense of assets recorded under capital leases is included in depreciation and amortization expense.

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2011 and 2012 was $28.1 million, $34.1 million and $42.7 million, respectively.

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

8.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2012
Accrued compensation	$52,028	$63,554
RRC reserve	2,441	2,621
Accrued interest	4,648	—
Other	20,217	19,249

Total	$79,334	$85,424

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTE PAYABLE

2011 Credit Facilities

On November 8, 2011, the Company entered into a credit facility that provided for: (1) a $600 million senior secured term loan facility (2011 Term Facility); (2) a $100 million senior secured revolving credit facility (2011 Revolving Facility and together with the 2011 Term Facility, the 2011 Credit Facilities), of which (a) $30 million was available for the issuance of letters of credit and (b) $25 million was available as a swingline subfacility; and (3) incremental term loan facilities in an aggregate amount of up to $400 million. The maturity date of the 2011 Revolving Facility was November 8, 2016, and the maturity date of the 2011 Term Facility was November 8, 2018. The entire $600 million 2011 Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. As of December 31, 2012, available borrowings under the 2011 Revolving Facility were reduced by outstanding letters of credit totaling $7.8 million. On January 22, 2013, the Company refinanced this credit facility. See Subsequent Event – Debt Refinancing below.

The 2011 Credit Facilities contained customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurred and so long as such event of default was continuing, the amounts outstanding could accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2011 Credit Facilities. The Company’s quarterly financial covenants included a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of December 31, 2011, the Company was in compliance with these covenants. As of December 31, 2012, the Company was not required to comply with these covenants. See Subsequent Event — Debt Refinancing below.

The Company’s obligations pursuant to the 2011 Credit Facilities were guaranteed by certain of the Company’s domestic subsidiaries, or the guarantors, and secured, with certain exceptions, by: (1) (a) a first priority security interest in all equity interests of the Company’s direct and indirect domestic subsidiaries; (b) 65% of the outstanding voting equity interests and 100% of the non-voting equity interests of NeuStar NGM Services Limited, an indirect subsidiary of the Company, and first-tier foreign subsidiaries that are controlled foreign corporations; and (c) 65% of the outstanding voting equity interests of any domestic subsidiary of the Company, the sole assets of which consist of stock of controlled foreign corporations; (2) all present and future tangible and intangible assets of the Company and the guarantors; and (3) all proceeds and products of the property and assets described in (1) and (2) above.

Principal payments under the 2011 Term Facility of $1.5 million were due on the last day of the quarter starting on December 31, 2011 and ending on September 30, 2018. The remaining 2011 Term Facility principal balance of $558.0 million was due in full on November 8, 2018, subject to early mandatory prepayments as further discussed below. The loans outstanding under the credit facility bore interest, at the Company’s option, either: (1) at the base rate, which was defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; provided that the base rate for loans under the 2011 Term Facility was deemed to be not less than 2.25% per annum or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin was (1) in respect of the 2011 Term Facility, 2.75% per annum for borrowings based on the base rate and 3.75% per annum for borrowings based on the LIBOR rate, and (2) in respect of the 2011 Revolving Facility, 2.50% per annum for borrowings based on the base rate and 3.50% per annum borrowings based on the LIBOR rate. The accrued interest under the 2011 Term Facility was payable quarterly beginning on February 8, 2012. As of both December 31, 2011 and 2012, the interest rate on the 2011 Term Facility was 5% per year. The accrued interest under the 2011 Revolving Facility was due on the last day of the quarter starting on December 31, 2011.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid $10.0 million of loan origination fees related to its 2011 Credit Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.6 million and $4.1 million for the years ended December 31, 2011 and 2012, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2011 and 2012, the balance of unamortized loan origination fees and deferred financing costs was $28.8 million and $24.8 million, respectively.

The Company could voluntarily prepay the loans at any time. The 2011 Term Facility had a 1% prepayment fee in the event it was refinanced within the first year of issuance. The 2011 Credit Facilities provided for mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. Mandatory prepayments attributable to excess cash flows were based on the Company’s leverage ratio and were determined at the end of each fiscal year, beginning with the year ended December 31, 2012. A leverage ratio of 1.5x or higher would have triggered mandatory prepayments of 25% or 50% of excess cash flow.

As of December 31, 2011 and 2012, the Company’s principal borrowings under the 2011 Term Facility were $598.5 million and $592.5 million, respectively. Accrued interest under the 2011 Credit Facilities was $4.5 million as of December 31, 2011. As of December 31, 2012, there was no interest payable under the 2011 Credit Facilities. As of December 31, 2011 and 2012, the Company’s available borrowings under the 2011 Revolving Facility were $100 million and $92.2 million, respectively. On January 22, 2013, the Company refinanced this 2011 Term Facility. See Subsequent Event — Debt Refinancing below.

Subsequent Event — Debt Refinancing

On January 22, 2013, the Company entered into a credit facility that provided for a $325 million senior secured term loan facility (2013 Term Facility) and a $200 million senior secured revolving credit facility (2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities). In addition, the Company closed an offering of $300 million aggregate principal amount of senior notes (Notes). The Company used the proceeds received from the 2013 Term Facility and Notes to repay its outstanding principal borrowings of $592.5 million under the 2011 Term Facility. The 2011 Credit Facilities were terminated in connection with this refinancing event.

Notes

On January 22, 2013, the Company closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended, or the Securities Act. The Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, certain of its domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Notes are the general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors.

Interest is payable on the Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Notes will mature on January 15, 2023. Interest will accrue from January 22, 2013.

At any time and from time to time prior to July 15, 2016, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price equal to 104.50% of the principal amount thereof, plus accrued and unpaid interest thereon, if

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (1) at least 65% of the original aggregate principal amount of the Notes remains outstanding; and (2) the redemption occurs within 90 days of the completion of such equity offering upon not less than 30 nor more than 60 days prior notice.

Prior to January 15, 2018, the Company may redeem some or all of the Notes by paying a “make-whole” premium based on U.S. Treasury rates. During the 12-month period commencing on January 15 of the relevant year listed below, the Company may redeem some or all of the Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2018 at a redemption price of 102.25%; 2019 at a redemption price of 101.50%; 2020 at a redemption price of 100.75%; and 2021 and thereafter at a redemption price of 100.00%. If the Company experiences certain changes of control together with a ratings downgrade, it will be required to offer to purchase all of the Notes then outstanding at a purchase price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to, the date of purchase. If the Company sells certain assets and does not repay certain debt or reinvest the proceeds of such sales within certain time periods, it will be required to offer to repurchase the Notes with such proceeds at 100.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and certain provision related to bankruptcy events. The Notes also contain customary negative covenants.

On January 22, 2013, the Company entered into a registration rights agreement relating to the Notes that requires it and the Subsidiary Guarantors to, among other things: (1) file a registration statement with respect to a registered offer to exchange the Notes for new notes guaranteed by the Company’s Subsidiary Guarantors, with terms substantially identical in all material respects to those of the Notes (except that the new notes will not be subject to restrictions on transfer or to any increase in annual interest rate); (2) use the Company’s reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act; and (3) promptly after the applicable registration statement is declared effective, initiate an exchange offer. In addition, under certain circumstances, the Company and the Subsidiary Guarantors may be required to file a shelf registration statement relating to resales of the Notes.

If (1) the exchange offer is not completed within 300 days after the date of original issuance of the Notes; (2) a shelf registration statement, if required, has not become effective within 300 days after the date of original issuance of the Notes; (3) if the Company receives a request to file a shelf registration pursuant to the Registration Rights Agreement and such shelf registration statement has not become effective by the later of (a) 300 days after the date of original issuance of the Notes and (b) 120 days after delivery of such shelf request or (4) any required registration statement is filed and declared effective but thereafter ceases to be effective in certain circumstances during the applicable period (each such event referred to in clauses (1) through (4) above, a “Registration Default”), then the Company will be obligated to pay additional interest to each holder of the Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following the occurrence of a Registration Default, at a rate of 0.25% per annum on the principal amount of the Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default ends, up to a maximum increase of 1.00% per annum on the principal amount of the Notes that are subject to transfer restrictions.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Credit Facilities

The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. The entire $325 million available under the 2013 Term Facility was borrowed on January 22, 2013, and used to refinance a portion of the Company’s 2011 Credit Facilities. As of January 22, 2013, the Company had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.2 million, exclusive of outstanding letters of credit totaling $7.8 million.

Principal payments under the 2013 Term Facility are as follows (in thousands):

2013	$8,125
2014	8,125
2015	8,125
2016	8,125
2017	8,125
Thereafter	284,375

Total principal payments	$325,000

Principal payments under the 2013 Term Facility are due on the last day of the quarter starting on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.

The loans outstanding under the 2013 Credit Facilities (Loans) will bear interest, at the Company’s option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning in March 31, 2013.

The Company may voluntarily prepay the Loans at any time in minimum amounts of $1 million or an integral multiple of $500,000 in excess thereof. The 2013 Credit Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, insurance receipts, and dispositions. The 2013 Term Facility also contains certain events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding may, at the option of the required Lenders, accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2013 Term Facility, by the required Lenders.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND CONTINGENCIES

Capital Leases

The following is a schedule of future minimum lease payments due under capital lease obligations as of December 31, 2012 (in thousands):

2013	$1,794
2014	755
2015	90

Total minimum lease payments	2,639
Less: amounts representing interest	(136)

Present value of minimum lease payments	2,503
Less: current portion	(1,686)

Capital lease obligation, long-term	$817

The following assets are capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2011	2012
Equipment and hardware	$34,630	$35,322
Furniture and fixtures	334	334

Subtotal	34,964	35,656
Less: accumulated amortization	(31,308)	(33,708)

Net assets under capital leases	$3,656	$1,948

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under noncancelable operating leases as of December 31, 2012, are as follows (in thousands):

2013	$13,074
2014	12,014
2015	11,220
2016	9,926
2017	9,441
Thereafter	27,945

$83,620

Rent expense was $6.5 million, $9.6 million and $12.8 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Contingencies

Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on its financial position, results of operations or cash flows.

11.    RESTRUCTURING CHARGES

The Company recorded restructuring charges in continuing operations of $5.4 million, $3.5 million and $0.5 million during the years ended December 31, 2010, 2011 and 2012, respectively. The Company’s restructuring charges included in continuing operations during the year ended December 31, 2010 included charges incurred in connection with its 2009 restructuring plan to relocate certain operations and support functions to Louisville, Kentucky and charges incurred under the Company’s 2010 management transition restructuring plan. During the years ended December 31, 2011 and 2012, restructuring charges in continuing operations included charges incurred in connection with the Company’s 2010 management transition restructuring plan as well as the restructuring plan initiated in 2011 to reduce the Company’s domestic workforce.

The Company recorded restructuring charges in discontinued operations of $2.0 million and $1.6 million during the years ended December 31, 2010 and 2011, respectively. There were no restructuring charges recorded in discontinued operations during the year ended December 31, 2012. The Company’s restructuring charges for discontinued operations consisted of charges incurred under its Converged Messaging Services restructuring plan initiated in the fourth quarter of 2008 and completed in the second quarter of 2011.

Restructuring Plans

2011 Restructuring Plan

In the fourth quarter of 2011, the Company initiated a domestic work-force reduction impacting each of its operating segments and recorded severance and severance-related charges of $3.1 million. During the year ended December 31, 2012, the Company incurred additional severance and severance-related charges of approximately $0.5 million under this plan. The Company expects to pay approximately $0.2 million in remaining severance and severance-related payments through the second quarter of 2013.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Management Transition

In the fourth quarter of 2010, the Company initiated a work-force reduction impacting its Carrier Services and Enterprise Services operating segments and recorded severance and severance-related charges of $3.8 million. During 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company does not anticipate it will incur additional expenses under this plan and expects to pay $15,000 in the first quarter of 2013.

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

Summary of Accrued Restructuring Plans

The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the year ended December 31, 2012 are as follows (in thousands):

	December 31, 2011	Additional Costs	Cash Payments	Adjustments	December 31, 2012
Converged Messaging Services:
Lease and facilities exit costs	$609	$—	$(484)	$—	$125
2011 Restructuring Plan:
Severance and related costs	2,833	615	(3,105)	(111)	232
2010 Management Transition:
Severance and related costs	919	—	(889)	(15)	15

Total restructuring plans	$4,361	$615	$(4,478)	$(126)	$372

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Year Ended December 31,
	2010	2011	2012
Interest and other expense:
Interest expense	$388	$4,831	$34,200
(Gain) loss on asset disposals	(112)	996	22
Loss on ARS Rights	6,892	—	—
Foreign currency transaction (gain) loss	(173)	452	(67)

Total	$6,995	$6,279	$34,155

Interest and other income:
Interest income	$575	$1,265	$596
ARS trading gains	7,007	—	—
Available-for-sale realized gains	—	701	—

Total	$7,582	$1,966	$596

During 2010 and 2011, the Company recorded a reduction of $1.2 million and $0.7 million, respectively, in interest expense related to decreases in an accrued sales tax liability.

In 2011, the Company paid $10.0 million of loan origination fees related to its 2011 Credit Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.6 million and $4.1 million for the years ended December 31, 2011 and 2012, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2011 and 2012, the balance of unamortized loan origination fees and deferred financing costs was $28.8 million and $24.8 million, respectively.

13.    INCOME TAXES

The provision for income taxes, continuing operations, consists of the following components (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$70,210	$54,615	$76,563
State	14,708	12,076	16,408

Total current	84,918	66,691	92,971

Deferred:
Federal	(1,133)	12,113	(4,733)
State	(1,503)	2,333	(1,225)

Total deferred	(2,636)	14,446	(5,958)

Total provision for income taxes, continuing operations	$82,282	$81,137	$87,013

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory United States income tax rate to the effective income tax rate for continuing operations follows:

	Year Ended December 31,
	2010	2011	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	4.3	4.5	4.3
Domestic production activities deduction	—	—	(3.4)
Other	0.8	0.1	(0.1)
Change in valuation allowance	(0.2)	—	—

Effective tax rate, continuing operations	39.9%	39.6%	35.8%

The Company’s annual effective tax rate for its continuing operations decreased to 35.8% for the year ended December 31, 2012 from 39.6% for the year ended December 31, 2011. This decrease includes $6.8 million of discrete items recorded during 2012 primarily due to the Company’s domestic production activities deduction and utilization of foreign tax credits against federal income taxes. During 2012, the Company completed an analysis of its domestic production activities deduction which resulted in a net tax benefit of $6.1 million for years 2008 through 2011, and a tax benefit of $2.6 million for 2012 reflected in the annual effective tax rate for 2012. The decrease in the Company’s effective tax rate from continuing operations was partially offset by a change in estimate attributed to a worthless stock loss deduction of NGM Services. Decreases in the Company’s effective tax rate were also partially offset by benefits recorded in 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and federal research tax credits. The Company’s annual effective tax rate decreased to 39.6% for the year ended December 31, 2011 from 39.9% for the year ended December 31, 2010 primarily due to benefits for federal research tax credits and a change in estimate of the realizability of acquired Quova, Inc. net operating losses partially offset by settlement of the Company’s Internal Revenue Service (IRS) Examination and TARGUSinfo acquisition-related costs and stock repurchase costs, which are nondeductible for tax purposes.

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $1.6 million, $4.5 million and $9.0 million for the years ended December 31, 2010, 2011 and 2012, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2011	2012
Deferred tax assets:
Domestic NOL carryforwards	$11,088	$9,538
Foreign NOL carryforwards	43,748	1,785
Restructuring accrual	1,374	20
Deferred revenue	4,234	4,078
Accrued compensation	5,437	6,344
Stock-based compensation expense	21,832	17,795
Realized losses on investments	1,189	1,181
Deferred rent	4,638	5,375
Other	3,410	2,295

Total deferred tax assets	96,950	48,411
Valuation allowance	(45,971)	(3,965)

Total deferred tax assets, net	50,979	44,446

Deferred tax liabilities:
Unbilled receivables	(2,184)	(2,507)
Depreciation and amortization	(39,859)	(46,141)
Identifiable intangible assets	(118,246)	(99,598)
Deferred costs	(3,493)	(3,213)
Other	(417)	(424)

Total deferred tax liabilities	(164,199)	(151,883)

Net deferred tax liabilities	$(113,220)	$(107,437)

As of December 31, 2012, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $20.2 million which expire, if unused, in various years from 2020 to 2030. During 2012, the Company completed its evaluation of limitations that apply to its U.K. net operating losses as a result of the sale of certain assets and liabilities of NGM Services and its subsidiaries. As of December 31, 2012, the Company had $5.5 million of net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law and the Company has a full valuation allowance against its deferred tax asset associated with its U.K. net operating loss carryforwards. As of December 31, 2012, the Company had other foreign net operating loss carryforwards of approximately $2.9 million, of which $2.3 million can be carried forward indefinitely under current local tax laws and $0.6 million which expire, if unused, in years beginning 2016.

As of December 31, 2012, the amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $2.9 million. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2012, the Company had unrecognized tax benefits of $1.6 million and $4.4 million, respectively, of which $1.6 million and $4.1 million, respectively, would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2010	$1,072
Increase related to current year tax positions	95
Increase related to prior year tax positions	—
Reductions due to lapse in statutes of limitations	(8)

Balance at December 31, 2010	1,159
Increase related to current year tax positions	195
Increase related to prior year tax positions	715
Positions assumed in TARGUSinfo acquisition	259
Reductions due to lapse in statutes of limitations	(618)
Settlements	(144)

Balance at December 31, 2011	1,566
Increase related to current year tax positions	802
Increase related to prior year tax positions	2,739
Positions assumed in TARGUSinfo acquisition	147
Reductions due to lapse in statutes of limitations	(545)
Settlements	(306)

Balance at December 31, 2012	$4,403

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2010, 2011 and 2012, the Company recognized potential interest and penalties of $26,000, $118,000 and $138,000 respectively including interest related to uncertain tax positions of acquired companies. As of December 31, 2011 and 2012, the Company had established reserves of approximately $153,000 and $194,000 for accrued potential interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the year ended December 31, 2012, accrued interest and penalties decreased by $97,000 due to settlements and expiration of certain statutes of limitations.

The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS has initiated an examination of the Company’s 2009 federal income tax return. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company anticipates that total unrecognized tax benefits will decrease by approximately $121,000 over the next 12 months due to the expiration of certain statutes of limitations.

14.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2011 and 2012, there are no preferred stock shares issued or outstanding.

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

Stock-Based Compensation

The Company has five stock incentive plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); and the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, PVRSUs and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of December 31, 2012, 2,408,663 shares were available for grant or award under the 2009 Plan. An additional 3,000,000 shares, approved by the Company’s stockholders at the June 20, 2012 annual meeting of stockholders, will become available for grant once registered on a Form S-8 filed with the SEC.

On June 20, 2012, at the Company’s annual shareholder meeting, stockholders approved the NeuStar, Inc. Employee Stock Purchase Plan (ESPP). The Company anticipates the ESPP will be made available to its employees in the second quarter of 2013, following the registration of the 600,000 shares available under the ESPP on a Registration Statement on Form S-8 filed with the SEC.

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

Stock-based compensation expense recognized for the years ended December 31, 2010, 2011 and 2012 was $17.0 million, $27.5 million and $28.1 million, respectively. As of December 31, 2012, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $53.0 million, which the Company expects to recognize over a weighted average period of approximately 1.76 years. Total unrecognized compensation expense as of December 31, 2012 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the years ended December 31, 2010 and 2011 was $8.12 and $8.83, respectively. No options were granted during the year ended December 31, 2012. The following are the weighted-average assumptions used in valuing the stock options granted during the years ended December 31, 2010 and 2011, and a discussion of the Company’s assumptions.

	Year Ended December 31,
	2010	2011
Dividend yield	—%	—%
Expected volatility	39.13%	37.16%
Risk-free interest rate	2.07%	1.56%
Expected life of options (in years)	4.42	4.41

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2009	5,951,258	$19.37
Options granted	1,951,205	23.16
Options exercised	(596,426)	13.02
Options forfeited	(590,478)	23.41

Outstanding at December 31, 2010	6,715,559	20.68
Options granted	2,425,873	26.93
Options exercised	(2,339,890)	16.79
Options forfeited	(637,286)	24.17
Increase due to acquisition	369,570	22.29

Outstanding at December 31, 2011	6,533,826	24.15
Options granted	—	—
Options exercised	(2,499,843)	23.68
Options forfeited	(737,943)	22.76

Outstanding at December 31, 2012	3,296,040	$24.81	$56.4	6.86

Exercisable at December 31, 2012	1,573,865	$24.26	$27.8	6.17

Exercisable at December 31, 2011	2,651,973	$23.63	$28.0	2.98

Exercisable at December 31, 2010	3,620,689	$19.95	$29.1	3.25

The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2011 and 2012 was $7.1 million, $29.2 million and $31.4 million, respectively.

The following table summarizes information regarding options outstanding at December 31, 2012:

	Options Outstanding		Weighted- Average Remaining Contractual Life (in years)	Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price		Number of Options Exercisable	Weighted- Average Exercise Price
$0.00 – $4.64	17,687	$4.64	0.82	17,687	$4.64
$4.65 – $6.43	28,563	6.32	1.28	28,563	6.32
$6.44 – $10.29	7,140	9.12	4.60	3,600	8.47
$10.30 – $15.39	234,115	15.31	5.92	201,346	15.38
$15.40 – $22.82	912,039	21.71	7.13	363,197	22.39
$22.83 – $27.85	1,596,497	26.36	7.44	699,793	26.36
$27.86 – $31.36	174,684	30.18	4.15	119,865	30.19
$31.37 – $34.84	325,315	32.92	6.26	139,814	32.90

	3,296,040	$24.81	6.86	1,573,865	$24.26

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following table summarizes the Company’s non-vested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	353,157	$22.64
Restricted stock granted	330,890	23.18
Restricted stock vested	(85,619)	24.76
Restricted stock forfeited	(63,838)	22.60

Outstanding at December 31, 2010	534,590	22.82
Restricted stock granted	402,670	27.04
Restricted stock vested	(185,433)	26.20
Restricted stock forfeited	(106,832)	24.80

Outstanding at December 31, 2011	644,995	24.16
Restricted stock granted	—	—
Restricted stock vested	(230,435)	23.98
Restricted stock forfeited	(109,170)	24.44

Outstanding at December 31, 2012	305,390	$24.20	$12.8

The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2010, 2011 and 2012 was approximately $2.0 million, $5.3 million and $8.4 million, respectively. During the years ended December 31, 2010, 2011 and 2012, the Company repurchased 26,720, 62,583 and 82,910 shares of common stock, respectively, for an aggregate purchase price of $0.6 million, $1.6 million and $3.0 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

Performance Vested Restricted Stock Units

During the years ended 2010 and 2011, the Company granted 266,580 and 234,112 and PVRSUs, respectively, to certain employees with an aggregate fair value of $6.1 million, and $6.2 million, respectively. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of December 31, 2011, the level of achievement of the performance target awards for PVRSUs granted during 2010 and 2011 was 116% and 134%, respectively.

During the year ended December 31, 2012, the Company awarded 2,284,570 PVRSUs, of which 602,175 PVRSUs were granted with an aggregate fair value of $21.9 million. For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which begins on January 1, 2012 and ends December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014. Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goal for the performance period from January 1, 2012 through December 31, 2012 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned (a) by executive management with respect to the first three performance periods will vest on January 1, 2015 and the portion of the award, if any, earned with respect to the final two performance periods will vest on January 1, 2016 and January 1, 2017, respectively; and (b) by non-executive management with respect to all three performance periods will vest 75% of the earned amount on the first business day of 2015, and the remaining 25% of the earned amount on the first business day of 2016. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period. As of December 31, 2012, the level of achievement of the performance target awards for PVRSUs granted during 2012 was 129%.

During 2012, the Company revised its estimate of achievement of the performance target related to the PVRSUs granted during 2012 from 100% of target to 130% of target and further revised its estimate of achievement in the fourth quarter of 2012 to 129% of target. These changes in estimates did not have a material impact on the Company’s income from continuing operations and the earnings per diluted share from continuing operations, respectively, for the year ended December 31, 2012.

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest.

The following table summarizes the Company’s non-vested PVRSU activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2009	839,786	$21.17
Granted	266,580	22.84
Vested	(6,000)	29.32
Forfeited	(259,443)	28.01

Non-vested December 31, 2010	840,923	19.53
Granted	234,112	26.45
Vested	—	—
Forfeited	(240,660)	24.74

Non-vested December 31, 2011	834,375	19.97
Granted	602,175	36.34
Vested	(582,281)	15.58
Forfeited	(95,149)	27.88

Non-vested December 31, 2012	759,120	$35.34	$31.8

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total aggregate intrinsic value of PVRSUs vested during the years ended December 31, 2010 and 2012 was approximately $0.2 million and $19.9 million, respectively. During the years ended December 31, 2010 and 2012, the Company repurchased 2,129 and 210,664 shares of common stock, respectively, for an aggregate purchase price of $0.1 million and $7.2 million, respectively, pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations. No PVRSUs vested in the year ended December 31, 2011.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	163,111	$25.13
Granted	68,754	21.31
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	231,865	23.99
Granted	46,933	26.64
Vested	(29,110)	24.39
Forfeited	(750)	25.84

Outstanding at December 31, 2011	248,938	24.44
Granted	731,878	36.12
Vested	(26,426)	26.46
Forfeited	(31,840)	37.27

Outstanding at December 31, 2012	922,550	$33.20	$38.7

During the year ended December 31, 2012, the Company granted 731,878 restricted stock units to certain employees with an aggregate fair value of $26.4 million. Restricted stock units granted to executive management will vest annually in five equal installments beginning on January 1, 2013. Restricted stock units granted to non-executive management will vest annually in four equal installments beginning on the first business day in 2013.

The restricted stock units previously issued to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units granted prior to 2011, each director’s restricted stock units will automatically be converted into deferred stock units, and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service. Upon vesting of restricted stock units that were granted in 2011 and subsequent periods, each director’s restricted stock units will automatically be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15 in the year following the initial grant.

Share Repurchase Programs

Modified Dutch Auction Tender Offer

On November 3, 2011, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $250 million of its Class A common stock. A modified Dutch auction tender offer allows

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2010 Share Repurchase Plan

The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares. Share repurchases under this program may be made through a Rule 10b5-1 plan, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices the Company deems appropriate, and subject to applicable legal requirements and other factors. This Rule 10b5-1 plan was terminated on November 3, 2011 upon the commencement of the Company’s modified Dutch auction tender offer. On March 14, 2012, the Company announced the resumption of its three-year share repurchase program. During the years ended December 31, 2010, 2011 and 2012, the Company repurchased 1.7 million shares, 2.8 million shares and 2.7 million shares, respectively, at an average price of $24.21, $26.22 and $36.56 respectively, for an aggregate purchase price of approximately $40.4 million, $74.3 million and $98.0 million, respectively. All repurchased shares were accounted for as treasury shares. The 2010 share repurchase program will expire in July 2013.

15.    BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2010	2011	2012
Computation of basic net income (loss) per common share:
Income from continuing operations	$124,028	$123,574	$156,087
(Loss) income from discontinued operations, net of tax	(17,819)	37,249	—

Net income	$106,209	$160,823	$156,087

Weighted average common shares and participating securities outstanding — basic	74,555	72,974	66,737

Basic net income (loss) per common share from:
Continuing operations	$1.66	$1.69	$2.34
Discontinued operations	(0.24)	0.51	—

Basic net income per common share	$1.42	$2.20	$2.34

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2010	2011	2012
Computation of diluted net income (loss) per common share:
Weighted average common shares and participating securities outstanding — basic	74,555	72,974	66,737
Effect of dilutive securities:
Stock-based awards	1,510	1,522	1,219

Weighted average common shares outstanding — diluted	76,065	74,496	67,956

Diluted net income (loss) per common share from:
Continuing operations	$1.63	$1.66	$2.30
Discontinued operations	(0.23)	0.50	—

Diluted net income per common share	$1.40	$2.16	$2.30

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

Common stock options to purchase an aggregate of 4,155,395, 4,124,861 and 486,150 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the years ended December 31, 2010, 2011, and 2012, respectively.

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides a reconciliation of the changes in accumulated other comprehensive income, net of tax, by component (in thousands):

	Gains and Losses on Investments	Currency Translation Adjustment	Total
Balance at December 31, 2009	$124	$(587)	$(463)
Other comprehensive income (loss)	277	42	319

Balance at December 31, 2010	401	(545)	(144)
Other comprehensive income (loss)	(451)	(163)	(614)

Balance at December 31, 2011	(50)	(708)	(758)
Other comprehensive income (loss)	192	(201)	(9)

Balance at December 31, 2012	$142	$(909)	$(767)

17.    SEGMENT INFORMATION

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s historical Carrier Services segment disclosures have been recast for comparative purpose to exclude the discontinued operations of its Converged Messaging Services business. Information for the years ended December 31, 2010, 2011, and 2012 regarding the Company’s reportable segments from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Revenue:
Carrier Services	$391,762	$447,894	$502,085
Enterprise Services	129,104	151,390	170,440
Information Services	—	21,171	158,863

Total revenue	$520,866	$620,455	$831,388

Segment contribution:
Carrier Services	$352,317	$391,000	$438,213
Enterprise Services	59,284	65,080	73,466
Information Services	—	12,583	77,291

Total segment contribution	411,601	468,663	588,970

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	75,690	83,990	98,777
Sales and marketing	16,345	17,340	23,632
Research and development	11,871	16,234	16,644
General and administrative	63,750	92,317	79,814
Depreciation and amortization	32,861	46,209	92,955
Restructuring charges	5,361	3,549	489

Consolidated income from operations	$205,723	$209,024	$276,659

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the years ended December 31, 2010, 2011 and 2012, and geographic area long-lived assets as of December 31, 2011 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Revenues by geographical areas:
North America	$489,770	$581,914	$787,520
Europe and Middle East	17,057	24,443	27,518
Other regions	14,039	14,098	16,350

Total revenues	$520,866	$620,455	$831,388

Revenues by service offerings:
Carrier Services:
Numbering Services	$361,813	$397,973	$444,615
Order Management Services	19,815	35,804	41,552
IP Services	10,134	14,117	15,918

Total Carrier Services	391,762	447,894	502,085

Enterprise Services:
Internet Infrastructure Services	69,113	82,987	90,771
Registry Services	59,991	68,403	79,669

Total Enterprise Services	129,104	151,390	170,440

Information Services:
Identification Services	—	13,873	93,202
Verification & Analytics Services	—	4,465	45,457
Local Search & Licensed Data Services	—	2,833	20,204

Total Information Services	—	21,171	158,863

Total revenues	$520,866	$620,455	$831,388

		December 31,
		2011	2012
Long-lived assets, net
North America		$438,799	$406,973
Central America		45	16
Europe and Middle East		25	10
Other regions		1	1

Total long-lived assets, net		$438,870	$407,000

18.    EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the Board of Directors. The Company recognized contribution expense totaling $4.2 million, $5.0 million and $6.8 million for the years ended December 31, 2010, 2011 and 2012 respectively.

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan. The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Deferred Compensation Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at fair value. Changes in the fair value of the securities are reflected in accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets on the consolidated balance sheets. As of December 31, 2011 and 2012, the assets held in the Rabbi Trust were approximately $4.0 million and $4.5 million, respectively. As of December 31, 2011 and 2012, the Company’s unrealized gain was approximately $16,000 and $234,000, respectively, attributable to the securities held in the Rabbi Trust.

The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2011 and 2012, the deferred compensation obligation related to the Deferred Compensation Plan was approximately $4.0 million and $3.9 million, respectively. Changes in the fair value of the deferred compensation obligation are reflected in deferred compensation expense. The Company recognized losses of $0.3 million, $0.4 million and $0.4 million in compensation expense for changes in the fair value of the deferred compensation obligation during the years ended December 31, 2010, 2011 and 2012, respectively.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited quarterly financial information for the two year period ended December 31, 2012. In management’s opinion, the unaudited financial information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the quarterly financial information presented.

	Quarter Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
	(in thousands, except per share data)
Summary consolidated statement of operations:
Total revenue	$146,095	$147,683	$152,497	$174,180
Income from operations	56,315	55,235	58,075	39,399
Income from continuing operations	33,465	33,616	37,773	18,720
Income (loss) from discontinued operations	38,510	(1,261)	—	—
Net income	71,975	32,355	37,773	18,720
Basic net income (loss) per common share from:
Continuing operations	$0.45	$0.46	$0.52	$0.26
Discontinued operations	0.52	(0.02)	—	—

Basic net income per common share	$0.97	$0.44	$0.52	$0.26

Diluted net income (loss) per common share from:
Continuing operations	$0.45	$0.45	$0.51	$0.26
Discontinued operations	0.51	(0.02)	—	—

Diluted net income per common share	$0.96	$0.43	$0.51	$0.26

NEUSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Summary consolidated statement of operations:
Total revenue	$199,582	$206,462	$211,172	$214,172
Income from operations	64,386	68,360	74,625	69,288
Income from continuing operations	33,962	38,592	45,753	37,780
Income (loss) from discontinued operations	—	—	—	—
Net income	33,962	38,592	45,753	37,780
Basic net income per common share from:
Continuing operations	$0.51	$0.58	$0.69	$0.57
Discontinued operations	—	—	—	—

Basic net income per common share	$0.51	$0.58	$0.69	$0.57

Diluted net income per common share from:
Continuing operations	$0.50	$0.57	$0.68	$0.56
Discontinued operations	—	—	—	—

Diluted net income per common share	$0.50	$0.57	$0.68	$0.56

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based upon the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to NeuStar and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management’s evaluation with the Audit Committee of our Board of Directors.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NeuStar, Inc.

We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

McLean, Virginia

February 28, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders, or our 2013 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2013 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2013 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2013 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of this report is incorporated by reference to our 2013 Proxy Statement, under the heading “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report is incorporated by reference to our 2013 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this report is incorporated by reference to our 2013 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2011 and 2012 is incorporated by reference to our 2013 Proxy Statement, under heading “Audit and Non-Audit Fees”. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)

(2)

Schedule for the three years ended December 31, 2010, 2011 and 2012:

II — Valuation and Qualifying Accounts	119

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2010	2011	2012
	(in thousands)
Allowance for Doubtful Accounts
Beginning Balance	$1,425	$1,435	$1,942
Additions	2,600	2,596	4,086
Reductions(1)	(2,590)	(2,089)	(3,867)

Ending Balance	$1,435	$1,942	$2,161

Deferred Tax Asset Valuation Allowance
Beginning Balance	$2,610	$2,340	$45,971
Additions (2)	266	44,002	52
Reductions (3)	(536)	(371)	(42,058)

Ending Balance	$2,340	$45,971	$3,965

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.
(2)	Includes $43.2 million related to net operating loss carryforwards related to the United Kingdom (U.K). As of December 31, 2011, certain losses generated by NGM Services are no longer prevented from use in another jurisdiction under U.S. tax law and are recorded as U.K. net operating loss carryforwards. Upon recognition of the deferred tax asset associated with its U.K. net operating loss carryforwards, the Company recorded a full valuation allowance against the asset. See Note 13 of our Consolidated Financial Statements in Item 8 of Part II of this report.
(3)	During 2012, the Company completed its evaluation of limitations that apply to its U.K. net operating losses as a result of the sale of certain assets and liabilities of NGM Services and its subsidiaries. As of December 31, 2012, the Company had $5.5 million of net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law. The Company reduced the deferred tax asset and valuation allowance associated with the U.K. net operating loss carryforwards accordingly.

Exhibit Index

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature	Title

/s/ Lisa A. Hook Lisa A. Hook	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Paul S. Lalljie Paul S. Lalljie	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James G. Cullen James G. Cullen	Chairman, Board of Directors

/s/ Gareth Chang Gareth Chang	Director

/s/ Joel P. Friedman Joel P. Friedman	Director

/s/ Mark N. Greene Mark N. Green	Director

/s/ Ross K. Ireland Ross K. Ireland	Director

/s/ Paul A. Lacouture Paul A. Lacouture	Director

/s/ Michael J. Rowny Michael J. Rowny	Director

/s/ Hellene S. Runtagh Hellene S. Runtagh	Director

Exhibit Index

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description of Exhibit

(2.1)	Agreement and Plan of Merger, dated as of October 10, 2011, by and among NeuStar, Inc., Tumi Merger Sub, Inc., Targus Information Corporation and Michael M. Sullivan, as Stockholder Representative, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed October 11, 2011.

(3.1)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to our Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

(3.2)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed June 25, 2012.

(4.1)	Indenture, dated as of January 22, 2013, among NeuStar, Inc., each of the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed January 22, 2013.

(10.1)	Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009, (m) Exhibit 10.1.1 to our Annual Report on form 10-K, filed February 26, 2010; (n) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed on July 28, 2010; (o) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed April 27, 2011; and (p) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed November 5, 2012.

10.1.1	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between Neustar, Inc. and North American Portability Management, LLC.**

(10.2)	NeuStar, Inc. 1999 Equity Incentive Plan (the “1999 Plan”), incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.3)	NeuStar, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), incorporated herein by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q, filed August 8, 2007.†

(10.4)	TARGUS Information Corporation Amended and Restated 2004 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed November 18, 2011 (File No. 333-177979).†

(10.5)	AMACAI Information Corporation 2004 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed November 14, 2011 (File No. 333-177976).†

(10.6)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on June 2, 2009.

(10.7)	Loudoun Tech Center Office Lease by and between Merritt-LT1, LLC, Landlord, and NeuStar, Inc., Tenant, incorporated herein by reference to (a) Exhibit 10.37 to Amendment No. 2 to our Registration Statement on Form S-1, filed May 11, 2005 (File No. 333-123635) and (b) Exhibit 99.2 to our Current Report on Form 8-K, filed June 2, 2009.

(10.8)	Lease, dated January 20, 2010, by and between Ridgetop Three, L.L.C. and NeuStar, Inc., incorporated herein by reference to (a) Exhibit 99.1 to our Current Report on Form 8-K, filed January 20, 2010, and (b) Exhibit 10.61.1 to our Quarterly Report on Form 10-Q, filed October 28, 2010.

(10.9)	Credit Agreement dated as of January 22, 2013 among NeuStar, Inc., Morgan Stanley Senior Funding Inc., as Administrative Agent, Initial Swing Line Bank and Collateral Agent, and the guarantors, other agents and lenders party thereto, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed January 22, 2013.

(10.10)	Security Agreement dated January 22, 2013 among NeuStar, Inc., Morgan Stanley Senior Funding Inc., as Collateral Agent for the secured parties thereto, and the subsidiaries of NeuStar, Inc. party thereto, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed January 22, 2013.

(10.11)	NeuStar, Inc. 2010 Key Employee Severance Pay Plan, incorporated herein by reference to Exhibit 10.28 to our Current Report on Form 10-Q, filed July 28, 2010.†

(10.12)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.13)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed March 5, 2007.†

(10.14)	Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.15)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.15 to NeuStar, Inc.’s Annual Report on Form 10-K, filed February 29, 2012.†

(10.16)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q, filed July 26, 2012.†

(10.17)	Forms of Directors’ Restricted Stock Unit Agreement, incorporated herein by reference to (a) Exhibit 99.2 to our Current Report on Form 8-K, filed April 14, 2006;(b) Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed August 4, 2009; (c) Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed July 28, 2011; (d) Exhibit 10.47 to our Quarterly Report on Form 10-Q, filed July 28, 2011; (e) Exhibit 10.38 to our Quarterly Report on Form 10-Q, filed July 26, 2012; and (f) Exhibit 10.39 to our Quarterly Report on Form 10-Q, filed July 26, 2012.†

(10.18)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.19)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.20)	Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.21)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to our Current Report on Form 8-K, filed December 15, 2009. †

(10.22)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed March, 1, 2010. †

(10.23)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed March 1, 2010. †

(10.24)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed April 27, 2011. †

(10.25)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, as amended incorporated herein by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q, filed April 27, 2011. †

(10.26)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.48 to our Quarterly Report on Form 10-Q, filed April 27, 2011. †

(10.27)	NeuStar, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q, filed July 28, 2011.†

(10.28)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

(10.29)	Employment Agreement, made as of January 15, 2009, by and between NeuStar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed January 15, 2009, as superseded by Compensation Agreement, made as of December 9, 2009, by and between Neustar, Inc. and Paul Lalljie, incorporated herein by reference to Exhibit 99.1 to our Current Report on From 8-K, filed on December 15, 2009.†

(10.30)	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.31)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.32)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.33)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†

(10.34)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Nondisparagement, incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed February 25, 2011.†

(10.35)	Board Stock Ownership Guidelines, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed February 25, 2011.

(10.36)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.37)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

10.38	Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan. †

10.39	NeuStar, Inc. Employee Stock Purchase Plan. †

(10.40)	Registration Rights Agreement, dated January 22, 2013, among NeuStar, Inc., the guarantors signatory hereto and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 22, 2013.

(10.41)	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K,filed March 2, 2012. †

(10.42)	Form of Performance-Vested Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K,filed March 2, 2012. †

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

99.2	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

†	Compensation arrangement.

** Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.