Form 10-Q
period 2013-03-31
NEUSTAR INC
filed 2013-05-02
CIK 1265888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 65,797,846 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at April 24, 2013.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,255	$376,675
Restricted cash	2,543	2,549
Short-term investments	3,666	1,564
Accounts receivable, net of allowance for doubtful accounts of $2,161 and $3,013, respectively	131,805	144,319
Unbilled receivables	6,372	6,612
Notes receivable	2,740	2,619
Prepaid expenses and other current assets	17,707	20,344
Deferred costs	7,379	7,291
Income taxes receivable	6,596	—
Deferred tax assets	6,693	8,497

Total current assets	525,756	570,470

Property and equipment, net	118,513	113,723
Goodwill	572,178	572,178
Intangible assets, net	288,487	276,115
Notes receivable, long-term	1,008	406
Deferred costs, long-term	702	600
Other assets, long-term	20,080	26,979

Total assets	$1,526,724	$1,560,471

See accompanying notes.

NEUSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	March 31, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,269	$2,926
Accrued expenses	85,424	59,767
Income taxes payable	—	6,167
Deferred revenue	49,070	48,387
Notes payable	8,125	7,971
Capital lease obligations	1,686	1,105
Other liabilities	3,856	2,844

Total current liabilities	157,430	129,167

Deferred revenue, long-term	9,922	10,061
Notes payable, long-term	576,688	614,271
Capital lease obligations, long-term	817	422
Deferred tax liabilities, long-term	114,130	117,487
Other liabilities, long-term	21,129	21,592

Total liabilities	880,116	893,000

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and March 31, 2013	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 85,958,791 and 86,498,716 shares issued; and 66,171,702 and 66,019,245 outstanding at December 31, 2012 and March 31, 2013, respectively	86	87
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	—	—
Additional paid-in capital	532,743	550,709
Treasury stock, 19,787,089 and 20,479,471 shares at December 31, 2012 and March 31, 2013, respectively, at cost	(604,042)	(634,879)
Accumulated other comprehensive loss	(767)	(798)
Retained earnings	718,588	752,352

Total stockholders’ equity	646,608	667,471

Total liabilities and stockholders’ equity	$1,526,724	$1,560,471

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2013
Revenue:
Carrier Services	$124,373	$132,171
Enterprise Services	39,485	44,779
Information Services	35,724	39,466

Total revenue	199,582	216,416
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	44,898	49,297
Sales and marketing	38,353	42,260
Research and development	7,724	7,484
General and administrative	20,993	21,882
Depreciation and amortization	22,706	24,665
Restructuring charges	522	2

	135,196	145,590

Income from operations	64,386	70,826
Other (expense) income:
Interest and other expense	(8,193)	(17,562)
Interest and other income	229	141

Income before income taxes	56,422	53,405
Provision for income taxes	22,460	19,641

Net income	$33,962	$33,764

Net income per share:
Basic	$0.51	$0.51

Diluted	$0.50	$0.50

Weighted average common shares outstanding:
Basic	67,205	66,184

Diluted	68,478	67,614

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2012	2013
Net income	$33,962	$33,764
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $10 and $(43), respectively	20	(65)
Reclassification for gains included in net income, net of tax of $0 and $0, respectively	—	—

Net change in unrealized gains on investments, net of tax	20	(65)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(69) and $(11), respectively	(239)	34
Reclassification adjustment included in net income, net of tax of $0 and $0, respectively	—	—

Foreign currency translation adjustment, net of tax	(239)	34

Other comprehensive loss, net of tax	(219)	(31)

Comprehensive income	$33,743	$33,733

See accompanying notes.

NEUSTAR, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2012	2013
Operating activities:
Net income	$33,962	$33,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,743	24,665
Stock-based compensation	3,901	8,957
Loss on debt modification and extinguishment	—	10,886
Amortization of deferred financing costs and original issue discount on debt	984	870
Excess tax benefits from stock option exercises	(6,533)	(3,213)
Deferred income taxes	2,666	1,149
Provision for doubtful accounts	702	1,575
Amortization of investment premium (discount), net	152	84
Changes in operating assets and liabilities:
Accounts receivable	(19,180)	(14,399)
Unbilled receivables	2,574	(240)
Notes receivable	681	723
Prepaid expenses and other current assets	10,077	(2,359)
Deferred costs	(235)	190
Income taxes receivable	34,604	6,596
Other assets	257	86
Other liabilities	(4,867)	102
Accounts payable and accrued expenses	(30,886)	(26,428)
Income taxes payable	—	9,379
Deferred revenue	8,426	(544)

Net cash provided by operating activities	60,028	51,843
Investing activities:
Purchases of property and equipment	(9,647)	(13,417)
Sales and maturities of investments	1,403	2,020

Net cash used in investing activities	(8,244)	(11,397)
Financing activities:
Increase of restricted cash	(7)	(6)
Proceeds from notes payable, net of discount	—	624,244
Extinguishment of note payable	—	(592,500)
Debt issuance costs	—	(11,410)
Payments under notes payable obligations	(1,500)	(2,031)
Principal repayments on capital lease obligations	(900)	(976)
Proceeds from exercise of common stock options	32,084	6,256
Excess tax benefits from stock-based compensation	6,533	3,213
Repurchase of restricted stock awards	(8,913)	(6,392)
Repurchase of common stock	(23,837)	(24,445)

Net cash provided by (used in) financing activities	3,460	(4,047)
Effect of foreign exchange rates on cash and cash equivalents	(313)	21

Net increase in cash and cash equivalents	54,931	36,420
Cash and cash equivalents at beginning of period	122,237	340,255

Cash and cash equivalents at end of period	$177,168	$376,675

See accompanying notes.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K) filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating) (see Note 4). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its long-term debt approximates the fair value of the debt as the terms and interest rates approximate market rates (see Note 6).

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$340,255	$340,255	$376,675	$376,675
Restricted cash (current assets)	2,543	2,543	2,549	2,549
Short-term investments	3,666	3,666	1,564	1,564
Notes receivable (including current portion)	3,748	3,748	3,025	3,025
Marketable securities (other assets, long-term)	4,458	4,458	4,621	4,621
Deferred compensation (other liabilities, long-term)	3,874	3,874	4,042	4,042
2011 Term Facility (including current portion, net of discount)	584,813	584,813	—	—
2013 Term Facility (including current portion, net of discount)	—	—	322,242	322,242
Senior Notes (including current portion)	—	—	300,000	300,000

Restricted Cash

As of December 31, 2012 and March 31, 2013, cash of $2.5 million and $2.5 million, respectively, was restricted for deposits on leased facilities.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires the presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This ASU is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The adoption of the amended accounting guidance in the first quarter of 2013 impacted the Company’s presentation of other comprehensive income and did not have an impact on the Company’s consolidated results of operations.

3.	INVESTMENTS

As of December 31, 2012 and March 31, 2013, the Company held approximately $3.7 million and $1.6 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments - Debt and Equity Securities Topic of the FASB ASC. During the three months ended March 31, 2012 and 2013, the Company sold approximately $1.4 million and $2.0 million, respectively, of available-for-sale securities. The Company recognized minimal gains for the three months ended March 31, 2012 and 2013, respectively. The Company did not record any impairment charges related to these investments during the three months ended March 31, 2012 and 2013. As of December 31, 2012 and March 31, 2013, unrealized gains and losses on the pre-refunded municipal bonds were insignificant. The following table summarizes the Company’s investment in these municipal bonds as of December 31, 2012 and March 31, 2013 (in thousands):

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$3,666	$—	$—	$3,666

	March 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$1,563	$1	$—	$1,564

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

4.	FAIR VALUE MEASUREMENTS

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

The following table sets forth, as of December 31, 2012 and March 31, 2013, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$3,666	$—	$3,666
Marketable securities(1)	4,458	—	—	4,458

Total	$4,458	$3,666	$—	$8,124

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$1,564	$—	$1,564
Marketable securities(1)	4,621	—	—	4,621

Total	$4,621	$1,564	$—	$6,185

(1)	The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill by operating segment as of December 31, 2012 and March 31, 2013 is as follows (in thousands):

	December 31, 2012	March 31, 2013
Carrier Services:
Gross goodwill	$222,355	$222,355
Accumulated impairments	(93,602)	(93,602)

Net goodwill	128,753	128,753

Enterprise Services:
Gross goodwill	16,198	16,198
Accumulated impairments	—	—

Net goodwill	16,198	16,198

Information Services:
Gross goodwill	427,227	427,227
Accumulated impairments	—	—

Net goodwill	427,227	427,227

Total:
Gross goodwill	665,780	665,780
Accumulated impairments	(93,602)	(93,602)

Net goodwill	$572,178	$572,178

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2012	March 31, 2013	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$315,098	$315,098	7.9
Accumulated amortization	(69,526)	(78,690)

Customer lists and relationships, net	245,572	236,408

Acquired technology	58,859	58,859	4.8
Accumulated amortization	(20,387)	(22,976)

Acquired technology, net	38,472	35,883

Trade name	7,630	7,630	3.0
Accumulated amortization	(3,187)	(3,806)

Trade name, net	4,443	3,824

Intangible assets, net	$288,487	$276,115

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $12.6 million and $12.4 million for the three months ended March 31, 2012 and 2013, respectively. Amortization expense related to

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

intangible assets for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is expected to be approximately $48.9 million, $47.9 million, $45.9 million, $44.1 million, $35.6 million and $66.1 million, respectively. Intangible assets as of March 31, 2013 will be fully amortized during the year ended December 31, 2021.

6.	NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31, 2012	March 31, 2013
2011 Term Facility (net of discount)	$584,813	$—
2013 Term Facility (net of discount)	—	322,242
Senior Notes	—	300,000

Total	584,813	622,242
Less: current portion, net of discount	(8,125)	(7,971)

Long-term portion	$576,688	$614,271

Debt Refinancing

As of December 31, 2012, the Company’s outstanding borrowings, net of discount, under its credit facility was $584.8 million. This credit facility provided for: (1) a $600 million senior secured term loan facility (2011 Term Facility); (2) a $100 million senior secured revolving credit facility (2011 Revolving Facility and together with the 2011 Term Facility, the 2011 Credit Facilities). As of December 31, 2012, available borrowings under the 2011 Revolving Facility were $92.2 million.

On January 22, 2013, the Company entered into a credit facility that provided for a $325 million senior secured term loan facility (2013 Term Facility) and a $200 million senior secured revolving credit facility (2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities). In addition, the Company closed an offering of $300 million aggregate principal amount of senior notes (Senior Notes). The Company used the proceeds received from the 2013 Term Facility and Senior Notes to repay its outstanding principal borrowings of $592.5 million under the 2011 Term Facility. The Company used available borrowings under the 2013 Revolving Facility for outstanding letters of credit totaling $7.8 million that were previously secured by the 2011 Revolving Facility. The 2011 Credit Facilities were terminated in connection with this refinancing event.

Certain investors of the 2011 Credit Facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments were less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the 2011 Credit Facilities either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, during the three months ended March 31, 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, related to this refinancing event, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense.

2013 Credit Facilities

The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of March 31, 2013, the Company had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.2 million, exclusive of outstanding letters of credit totaling $7.8 million.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

Principal payments under the 2013 Term Facility are as follows (in thousands):

2013	$8,125
2014	8,125
2015	8,125
2016	8,125
2017	8,125
Thereafter	284,375

Total principal payments	$325,000

Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of the quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.

The loans outstanding under the 2013 Credit Facilities (Loans) bear interest, at the Company’s option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning in March 31, 2013. As of March 31, 2013, accrued interest under the 2013 Credit Facilities was $0.2 million.

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

As of March 31, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities was $10.0 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.4 million for the three months ended March 31, 2013 and was reported as interest expense in the consolidated statements of operations.

Senior Notes

On January 22, 2013, the Company closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended, or the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, certain of its domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Senior Notes are the general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors.

Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest will accrue from January 22, 2013. As of March 31, 2013, accrued interest under the Senior Notes was $2.6 million.

At any time and from time to time prior to July 15, 2016, the Company may redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings, at a redemption price equal to 104.50% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (1) at least 65% of the original aggregate principal amount of the Senior Notes remains outstanding; and (2) the redemption occurs within 90 days of the completion of such equity offering upon not less than 30 nor more than 60 days prior notice.

Prior to January 15, 2018, the Company may redeem some or all of the Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. During the 12-month period commencing on January 15 of the relevant year listed below, the Company may

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

redeem some or all of the Senior Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2018 at a redemption price of 102.25%; 2019 at a redemption price of 101.50%; 2020 at a redemption price of 100.75%; and 2021 and thereafter at a redemption price of 100.00%. If the Company experiences certain changes of control together with a ratings downgrade, it will be required to offer to purchase all of the Senior Notes then outstanding at a purchase price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not repay certain debt or reinvest the proceeds of such sales within certain time periods, it will be required to offer to repurchase the Senior Notes with such proceeds at 100.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Senior Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and certain provision related to bankruptcy events. The Senior Notes also contain customary negative covenants.

On January 22, 2013, the Company entered into a registration rights agreement relating to the Senior Notes that requires it and the Subsidiary Guarantors to, among other things: (1) file a registration statement with respect to a registered offer to exchange the Senior Notes for new notes guaranteed by the Company’s Subsidiary Guarantors, with terms substantially identical in all material respects to those of the Senior Notes (except that the new notes will not be subject to restrictions on transfer or to any increase in annual interest rate); (2) use the Company’s reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act; and (3) promptly after the applicable registration statement is declared effective, initiate an exchange offer. In addition, under certain circumstances, the Company and the Subsidiary Guarantors may be required to file a shelf registration statement relating to resales of the Senior Notes.

If (1) the exchange offer is not completed within 300 days after the date of original issuance of the Senior Notes; (2) a shelf registration statement, if required, has not become effective within 300 days after the date of original issuance of the Senior Notes; (3) if the Company receives a request to file a shelf registration pursuant to the Registration Rights Agreement and such shelf registration statement has not become effective by the later of (a) 300 days after the date of original issuance of the Senior Notes and (b) 120 days after delivery of such shelf request or (4) any required registration statement is filed and declared effective but thereafter ceases to be effective in certain circumstances during the applicable period (each such event referred to in clauses (1) through (4) above, a “Registration Default”), then the Company will be obligated to pay additional interest to each holder of the Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following the occurrence of a Registration Default, at a rate of 0.25% per annum on the principal amount of the Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default ends, up to a maximum increase of 1.00% per annum on the principal amount of the Senior Notes that are subject to transfer restrictions.

As of March 31, 2013, deferred financing costs related to the Senior Notes was $15.2 million. Total amortization expense of the deferred financing costs was $0.2 million for the three months ended March 31, 2013 and is reported as interest expense in the consolidated statements of operations.

7.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of March 31, 2013, a total of 5,286,480 shares were available for grant or award under the 2009 Plan.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

On June 20, 2012, at the Company’s annual shareholder meeting, stockholders approved the ESPP. As of March 31, 2013, a total of 600,000 shares were available under the ESPP. The first six-month offering period under the ESPP will begin on May 1, 2013.

Stock-based compensation expense recognized for the three months ended March 31, 2012 and 2013 was $3.9 million and $9.0 million, respectively. As of March 31, 2013, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $69.6 million, which the Company expects to recognize over a weighted average period of approximately 1.71 years. Total unrecognized compensation expense as of March 31, 2013 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

Stock Options

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. No options were granted during the three months ended March 31, 2012 and 2013.

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,296,040	$24.81
Options granted	—	—
Options exercised	(251,988)	24.28
Options forfeited	(147,508)	28.35

Outstanding at March 31, 2013	2,896,544	$24.68	$63.3	6.82

Exercisable at March 31, 2013	1,497,514	$23.65	$34.3	6.19

The aggregate intrinsic value of options exercised for the three months ended March 31, 2012 and 2013 was $14.8 million and $5.3 million, respectively.

Restricted Stock Awards

The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	305,390	$24.20
Restricted stock granted	—	—
Restricted stock vested	(82,812)	24.88
Restricted stock forfeited	(8,292)	25.21

Outstanding at March 31, 2013	214,286	$23.90	$10.0

The total aggregate intrinsic value of restricted stock vested during the three months ended March 31, 2013 was $3.7 million. During the three months ended March 31, 2013, the Company repurchased 30,824 shares of common stock for an aggregate purchase price of $1.4 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

Performance Vested Restricted Stock Units

2012 Long-Term Incentive Program

During the three months ended March 31, 2013, the Company awarded 99,210 PVRSUs, of which 49,605 PVRSUs were granted with an aggregate fair value of $2.2 million. In addition, during the three months ended March 31, 2013, the Company established the performance goals for the period beginning on January 1, 2013 and ending on December 31, 2013. The establishment of the 2013 performance goals resulted in the grant of 606,456 PVRSUs with an aggregate fair value of $26.7 million, originally awarded during the year ended December 31, 2012.

For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014. Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012 and 2013 performance periods were and will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

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

2013 Long-Term Incentive Program

During the three months ended March 31, 2013, the Company awarded 117,020 PVRSUs, of which 39,007 PVRSUs were granted with an aggregate fair value of $1.7 million.

The awarded PVRSUs are subject to three one-year performance periods, the first of which begins on January 1, 2013 and ends on December 31, 2013 and the last of which begins on January 1, 2015 and ends on December 31, 2015. Each participant is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. The performance goal for the performance period from January 1, 2013 through December 31, 2013 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned will vest on March 1 in the year following the respective annual performance period. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period.

Non-Vested PVRSU Activity

The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest. As of March 31, 2013, the level of achievement of the performance target awards for PVRSUs granted during 2011, 2012 and 2013 was 134%, 129.5% and 100%, respectively.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2012	971,023	$31.72
Granted	695,068	44.08
Incremental achieved (1)	170,225	36.32
Vested	(159,346)	22.85
Forfeited	(23,239)	33.99

Non-vested March 31, 2013	1,653,731	$38.21	$76.9

(1)	Incremental achieved represents the additional awards above the target grant resulting from the achievement of performance goals above the performance targets established at grant date.

The total aggregate intrinsic value of PVRSUs vested during the three months ended March 31, 2013 was approximately $6.7 million. The Company repurchased 60,075 shares of common stock for an aggregate purchase price of $2.5 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	922,550	$33.20
Granted	27,710	44.37
Vested	(140,621)	36.37
Forfeited	(6,491)	37.07

Outstanding at March 31, 2013	803,148	$33.00	$37.4

During the three months ended March 31, 2013, the Company granted 27,710 restricted stock units to certain employees with an aggregate fair value of $1.2 million. Restricted stock units granted to executive management will vest annually in five equal installments beginning on January 1, 2013. Restricted stock units granted to non-executive management will vest annually in four equal installments beginning on the first business day in 2013.

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

Share Repurchase Program

Under the 2010 share repurchase program, during the three months ended March 31, 2013, the Company repurchased 0.6 million shares of its Class A common stock at an average price of $44.38 per share for a total purchase price of $24.4 million. As of March 31, 2013, a total of 7.7 million shares at an average price of $30.67 per share had been repurchased under the 2010 share repurchase program for an aggregate purchase price of $237.2 million. All repurchased shares are accounted for as treasury shares.

On May 2, 2013, the Company announced that its Board of Directors authorized a $250 million share repurchase program, commencing in the second quarter of 2013 and continuing to December 31, 2013. This program replaces the 2010 share repurchase program.

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

8.	BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2013
Computation of basic net income per common share:
Net income	$33,962	$33,764

Weighted average common shares and participating securities outstanding – basic	67,205	66,184

Basic net income per common share	$0.51	$0.51

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	67,205	66,184
Effect of dilutive securities:
Stock-based awards	1,273	1,430

Weighted average common shares outstanding – diluted	68,478	67,614

Diluted net income per common share	$0.50	$0.50

Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Stock-based awards to purchase an aggregate of 485,906 and 808 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended March 31, 2012 and 2013, respectively, due to their anti-dilutive effects.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides a reconciliation of the changes in accumulated other comprehensive income, net of tax, by component (in thousands):

	Unrealized Gains and Losses on Investments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2012	$142	$(909)	$(767)
Other comprehensive income (loss) before reclassifications	(65)	34	(31)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current-period other comprehensive income	(65)	34	(31)

Balance at March 31, 2013	$77	$(875)	$(798)

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

10.	OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2013
Interest and other expense:
Interest expense	$8,613	$6,565
Loss on debt modification and extinguishment	—	10,886
Gain on asset disposals	(130)	(65)
Foreign currency transaction (gain) loss	(290)	176

Total	$8,193	$17,562

Interest and other income:
Interest income	$229	$141

Total	$229	$141

11.	INCOME TAXES

The Company’s effective tax rate decreased to 36.8% for the three months ended March 31, 2013 from 39.8% for three months ended March 31, 2012 primarily due to the Company’s federal research tax credit and domestic production activities deduction.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was enacted into law, which included an extension of the federal research tax credit and other tax credits through December 31, 2013. While Congress approved a retroactive extension of certain business tax provisions that expired at the end of 2011 and 2012, under U.S. GAAP, the financial accounting effects of the Act are to be reported in the first quarter of calendar year 2013, the quarter in which the legislation was enacted. As a result, during the first quarter of 2013, the Company recorded a discrete tax benefit of $0.8 million for its 2012 federal research tax credit.

As of December 31, 2012 and March 31, 2013, the Company had unrecognized tax benefits of $4.4 million and $5.0 million, respectively, of which $4.1 million and $4.6 million, respectively, would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2012 and 2013, the Company recognized potential interest and penalties of $51,000 and $19,000, respectively. As of December 31, 2012 and March 31, 2013, the Company had established reserves of approximately $194,000 and $213,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

The Company anticipates that total unrecognized tax benefits will decrease by approximately $121,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

12.	SEGMENT INFORMATION

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

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

Information for the three months ended March 31, 2012 and 2013 regarding the Company’s reportable segments was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Revenue:
Carrier Services	$124,373	$132,171
Enterprise Services	39,485	44,779
Information Services	35,724	39,466

Total revenue	$199,582	$216,416

Segment contribution:
Carrier Services	$108,446	$114,394
Enterprise Services	16,731	20,903
Information Services	18,014	17,768

Total segment contribution	143,191	153,065

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,269	25,161
Sales and marketing	5,730	6,835
Research and development	4,860	4,284
General and administrative	20,718	21,292
Depreciation and amortization	22,706	24,665
Restructuring charges	522	2

Income from operations	$64,386	$70,826

Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.

Enterprise-Wide Disclosures

Geographic area revenues and service offering revenues from external customers for the three months ended March 31, 2012 and 2013, and geographic area long-lived assets as of December 31, 2012 and March 31, 2013 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Revenues by geographical areas:
North America	$189,348	$205,062
Europe and Middle East	6,293	7,182
Other regions	3,941	4,172

Total revenues	$199,582	$216,416

NEUSTAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

	Three Months Ended
	March 31,
	2012	2013
Revenues by service offerings:
Carrier Services:
Numbering Services	$110,489	$118,140
Order Management Services	10,910	9,802
IP Services	2,974	4,229

Total Carrier Services	124,373	132,171
Enterprise Services:
Internet Infrastructure Services	21,723	23,797
Registry Services	17,762	20,982

Total Enterprise Services	39,485	44,779
Information Services:
Identification Services	22,719	22,696
Verification & Analytics Services	8,236	11,361
Local Search & Licensed Data Services	4,769	5,409

Total Information Services	35,724	39,466

Total revenues	$199,582	$216,416

	December 31, 2012	March 31, 2013
Long-lived assets, net
North America	$406,973	$389,813
Central America	16	13
Europe and Middle East	10	11
Other regions	1	1

Total long-lived assets, net	$407,000	$389,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During the first quarter, we continued to experience increased demand for our services. Revenue increased 8% to $216.4 million as compared to $199.6 million in the first quarter of 2012. Of this increase, our Carrier Services segment contributed 4%, while our Enterprise Services contributed 2% and Information Services contributed 2%. Within our Carrier Services segment, growth in revenue was driven by a contractual increase of 6.5% in the fixed fee under our contracts to provide number portability services.

In addition to our continued growth in revenue, we improved our financial structure through the refinancing of our 2011 Credit Facilities. Specifically, we issued $300 million of 4.5% 10-year senior notes and we completed a $525 million credit facility that included a $325 million term loan A and a $200 million revolving credit facility. This refinancing provides us with a lower cost of debt, greater financial flexibility, less restrictive financial covenants and staggered maturities.

During the quarter, we continued to position ourselves to renew our contracts with the North American Portability Management LLC, or NAPM. On April 5, 2013, we submitted our response to the NAPM’s Request for Proposal, or the RFP, for the selection of the next local number portability administrator in accordance with the RFP submission requirements and timeline. On April 17, 2013, the NAPM announced on its website that it had extended the deadline for interested parties to respond to its RFP until April 22, 2013. The selection timeline published in the RFP provides for a decision to be made in September 2013; however, the dates provided in the RFP timeline are subject to change. We remain confident in the strength of our response to the NAPM’s RFP, and we believe that the high quality of our services provides us the best opportunity to remain the NPAC administrator of local number portability for the communications industry.

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

The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals are not met, no compensation cost is ultimately recognized against that goal, and to the extent previously recognized, compensation cost is reversed. As of March 31, 2013, we estimated that the level of achievement of the performance targets for performance vested restricted stock units granted during 2013 was 100%.

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2013

The following table presents an overview of our results of operations for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
	(unaudited)
	(dollars in thousands, except per share data)
Revenue:
Carrier Services	$124,373	$132,171	$7,798	6.3%
Enterprise Services	39,485	44,779	5,294	13.4%
Information Services	35,724	39,466	3,742	10.5%

Total revenue	199,582	216,416	16,834	8.4%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	44,898	49,297	4,399	9.8%
Sales and marketing	38,353	42,260	3,907	10.2%
Research and development	7,724	7,484	(240)	(3.1)%
General and administrative	20,993	21,882	889	4.2%
Depreciation and amortization	22,706	24,665	1,959	8.6%
Restructuring charges	522	2	(520)	(99.6)%

	135,196	145,590	10,394	7.7%

Income from operations	64,386	70,826	6,440	10.0%
Other (expense) income:
Interest and other expense	(8,193)	(17,562)	(9,369)	114.4%
Interest and other income	229	141	(88)	(38.4)%

Income before income taxes	56,422	53,405	(3,017)	(5.3)%
Provision for income taxes	22,460	19,641	(2,819)	(12.6)%

Net income	$33,962	$33,764	$(198)	(0.6)%

Net income per share:
Basic	$0.51	$0.51

Diluted	$0.50	$0.50

Weighted average common shares outstanding:
Basic	67,205	66,184

Diluted	68,478	67,614

Revenue

Carrier Services. Revenue from our Carrier Services operating segment increased $7.8 million due to an increase of $7.7 million in revenue from Numbering Services, an increase of $1.3 million in revenue from IP Services, and a decrease of $1.1 million in revenue from our Order Management Services, or OMS. In particular, the Numbering Services revenue increase was driven by a $6.7 million increase in the fixed fee established under our contracts to provide NPAC Services.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.3 million due to an increase of $3.2 million in revenue from Registry Services and an increase of $2.1 million in revenue from Internet Infrastructure Services, or IIS. In particular, the Registry Services revenue increase was driven by continued growth in the number of domain names under management and an increase in transactions in one of our new registries. In addition, IIS revenue increased due to higher demand for our managed domain name systems, or DNS, solutions, to direct and manage Internet traffic.

Information Services. Revenue from our Information Services operating segment increased $3.7 million due to an increase of $3.1 million in revenue from Verification & Analytics Services and an increase of $0.6 million in revenue from Local Search & Licensed Data Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions.

Expense

Cost of revenue. Cost of revenue increased $4.4 million due to an increase of $2.6 million in personnel and personnel-related expense and an increase of $2.4 million in costs related to our information technology and systems. In particular, the increase in personnel and personnel-related expense was due to an increase in stock-based compensation driven by performance-based equity that was granted to a higher number of existing and new employees. In addition, the increase in costs related to our information technology and systems was driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs.

Sales and marketing. Sales and marketing expense increased $3.9 million due to an increase of $3.1 million in personnel and personnel-related expense driven by increases in stock-based compensation and salary and benefits. In particular, the increase in stock-based compensation expense was driven by performance-based equity that was granted to a higher number of existing and new employees. The increase in salary and benefits was driven by increased headcount related to the expansion of our sales and marketing teams to support service offerings and the migration of employees to a common benefits plan.

Research and development. Research and development expense for the three months ended March 31, 2012 was comparable to the expense for the three months ended March 31, 2013.

General and administrative. General and administrative expense increased $0.9 million due to an increase of $0.4 million in personnel and personnel-related expense. In particular, stock-based compensation expense increased $2.0 million driven by performance-based equity that was granted to a higher number of existing and new employees. This increase was partially offset by a decrease of $1.2 million in severance-related costs.

Depreciation and amortization. Depreciation and amortization expense increased $2.0 million due to an increase of $2.7 million in depreciation expense related to capitalized software costs. This increase was partially offset by a decrease of $0.6 million in depreciation expense related to capital leases.

Restructuring charges. Restructuring charges for the three months ended March 31, 2012 were comparable to the charges recorded for the three months ended March 31, 2013.

Interest and other expense. Interest and other expense increased $9.4 million due to a $10.9 million loss on debt modification and extinguishment recorded in connection with the refinancing of our 2011 Credit Facilities. This increase was partially offset by $2.0 million in lower interest expense driven by the refinancing of our 2011 Credit Facilities.

Interest and other income. Interest and other income for the three months ended March 31, 2012 was comparable to the income for the three months ended March 31, 2013.

Provision for income taxes. Our effective tax rate decreased to 36.8% for the three months ended March 31, 2013 from 39.8% for the three months ended March 31, 2012 primarily due to our federal research tax credit and domestic production activities deduction. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the Act, was enacted into law, which included an extension of the federal research tax credit and other tax credits through December 31, 2013. While Congress approved a retroactive extension of certain business tax provisions that expired at the end of 2011 and 2012, under U.S. GAAP, the financial accounting effects of the Act are to be reported in the first quarter of calendar year 2013, the quarter in which the legislation was enacted. As a result, during the first quarter of 2013, we recorded a discrete tax benefit of $0.8 million for our 2012 federal research tax credit.

Summary of Operating Segments

The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
Revenue:
Carrier Services	$124,373	$132,171	$7,798	6.3%
Enterprise Services	39,485	44,779	5,294	13.4%
Information Services	35,724	39,466	3,742	10.5%

Total revenue	$199,582	$216,416	$16,834	8.4%

Segment contribution:
Carrier Services	$108,446	$114,394	$5,948	5.5%
Enterprise Services	16,731	20,903	4,172	24.9%
Information Services	18,014	17,768	(246)	(1.4)%

Total segment contribution	143,191	153,065	9,874	6.9%

Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,269	25,161	892	3.7%
Sales and marketing	5,730	6,835	1,105	19.3%
Research and development	4,860	4,284	(576)	(11.9)%
General and administrative	20,718	21,292	574	2.8%
Depreciation and amortization	22,706	24,665	1,959	8.6%
Restructuring charges	522	2	(520)	(99.6)%

Income from operations	$64,386	$70,826	$6,440	10.0%

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

The following is a discussion of our operating segment results for the three months ended March 31, 2012 and 2013:

Carrier Services. Revenue from our Carrier Services operating segment increased $7.8 million due to an increase of $7.7 million in revenue from Numbering Services, an increase of $1.3 million in revenue from IP Services, and a decrease of $1.1 million in revenue from our OMS. In particular, the Numbering Services revenue increase was driven by a $6.7 million increase in the fixed fee established under our contracts to provide NPAC Services. Segment operating costs for Carrier Services totaled $17.8 million, an increase of $1.9 million. This increase was due to an increase in information technology and systems costs driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $114.4 million, an increase of $5.9 million.

Enterprise Services. Revenue from our Enterprise Services operating segment increased $5.3 million due to an increase of $3.2 million in revenue from Registry Services and an increase of $2.1 million in revenue from IIS. In particular, the Registry Services revenue increase was driven by continued growth in the number of domain names under management and an increase in transactions in one of our new registries. In addition, IIS revenue increased due to higher demand for our DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise Services totaled $23.9 million, an increase of $1.1 million. This increase in segment operating costs was due to an increase of $0.8 million in advertising and external marketing costs. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $20.9 million, an increase of $4.2 million.

Information Services. Revenue from our Information Services operating segment increased $3.7 million due to an increase of $3.1 million in revenue from Verification & Analytics Services and an increase of $0.6 million in revenue from Local Search & Licensed Data Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions. Segment operating costs for Information Services totaled $21.7 million, an increase of $4.0 million. This increase in segment operating costs was due to an increase of $2.9 million in personnel and personnel-related expense and an increase of $0.5 million in information technology and systems costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $17.8 million, a decrease of $0.2 million.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.

Total cash, cash equivalents and investments were $378.2 million at March 31, 2013, an increase of $34.3 million from $343.9 million at December 31, 2012. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.

We believe that our existing cash and cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for the next twelve months.

Credit Facilities

On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. We used the proceeds received from the 2013 Term Facility and Senior Notes to repay our outstanding principal borrowings of $592.5 million under our existing 2011 Term Facility. We used available borrowings under the new 2013 Revolving Facility for outstanding letters of credit totaling $7.8 million that were previously secured by our 2011 Revolving Facility. Our 2011 Term Facility and 2011 Revolving Facility were terminated in connection with this refinancing event. For further discussion of this debt refinancing, see Note 6 to our Consolidated Financial Statements in Item 1 of Part I of this report.

2013 Credit Facilities

The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of March 31, 2013, the Company had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.2 million, exclusive of outstanding letters of credit totaling $7.8 million.

Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of the quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.

The loans outstanding under the 2013 Credit Facilities (Loans) bear interest, at our option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning on March 31, 2013. As of March 31, 2013, accrued interest under the 2013 Credit Facilities was $0.2 million.

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

As of March 31, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities was $10.0 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.4 million for the three months ended March 31, 2013 and was reported as interest expense in the consolidated statements of operations.

Senior Notes

On January 22, 2013, we closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended, or the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of January 22, 2013, among us, certain of our domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Senior Notes are the general unsecured senior obligations of us and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors.

Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of March 31, 2013, accrued interest under the Senior Notes was $2.6 million.

At any time and from time to time prior to July 15, 2016, we may redeem up to a maximum of 35% of the original aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings, at a redemption price equal to 104.50% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (1) at least 65% of the original aggregate principal amount of the Senior Notes remains outstanding; and (2) the redemption occurs within 90 days of the completion of such equity offering upon not less than 30 nor more than 60 days prior notice.

Prior to January 15, 2018, we may redeem some or all of the Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. During the 12-month period commencing on January 15 of the relevant year listed below, we may redeem some or all of the Senior Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2018 at a redemption price of 102.25%; 2019 at a redemption price of 101.50%; 2020 at a redemption price of 100.75%; and 2021 and thereafter at a redemption price of 100.00%. If we experience certain changes of control together with a ratings downgrade, we will be required to offer to purchase all of the Senior Notes then outstanding at a purchase price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to, the date of purchase. If we sell certain assets and do not repay certain debt or reinvest the proceeds of such sales within certain time periods, we will be required to offer to repurchase the Senior Notes with such proceeds at 100.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Senior Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and certain provision related to bankruptcy events. The Senior Notes also contain customary negative covenants.

On January 22, 2013, we entered into a registration rights agreement relating to the Senior Notes that requires us and the Subsidiary Guarantors to, among other things: (1) file a registration statement with respect to a registered offer to exchange the Senior Notes for new notes guaranteed by our Subsidiary Guarantors, with terms substantially identical in all material respects to those of the Senior Notes (except that the new notes will not be subject to restrictions on transfer or to any increase in annual interest rate); (2) use our reasonable best efforts to cause the applicable registration statement to become effective under the Securities Act; and (3) promptly after the applicable registration statement is declared effective, initiate an exchange offer. In addition, under certain circumstances, we and the Subsidiary Guarantors may be required to file a shelf registration statement relating to resales of the Senior Notes.

If (1) the exchange offer is not completed within 300 days after the date of original issuance of the Senior Notes; (2) a shelf registration statement, if required, has not become effective within 300 days after the date of original issuance of the Senior Notes; (3) if we receive a request to file a shelf registration pursuant to the Registration Rights Agreement and such shelf registration statement has not become effective by the later of (a) 300 days after the date of original issuance of the Senior Notes and (b) 120 days after delivery of such shelf request or (4) any required registration statement is filed and declared effective but thereafter ceases to be effective in certain circumstances during the applicable period (each such event referred to in clauses (1) through (4) above, a “Registration Default”), then we will be obligated to pay additional interest to each holder of the Senior Notes that are subject to transfer restrictions, with respect to the first 90-day period immediately following the occurrence of a Registration Default, at a rate of 0.25% per annum on the principal amount of the Senior Notes that are subject to transfer restrictions held by such holder. The amount of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the Registration Default ends, up to a maximum increase of 1.00% per annum on the principal amount of the Senior Notes that are subject to transfer restrictions.

As of March 31, 2013, deferred financing costs related to the Senior Notes was $15.2 million. Total amortization expense of the deferred financing costs was $0.2 million for the three months ended March 31, 2013 and is reported as interest expense in the consolidated statements of operations.

Discussion of Cash Flows

Cash flows from operations

Net cash provided by operating activities for the three months ended March 31, 2013 was $51.8 million, as compared to $60.0 million for the three months ended March 31, 2012. This $8.2 million decrease in net cash provided by operating activities was the result of an increase in non-cash adjustments of $20.4 million, partially offset by a decrease in net changes in operating assets and liabilities of $28.3 million.

Non-cash adjustments increased $20.4 million driven by a loss on debt modification and extinguishment of $10.9 million recorded in the first quarter of 2013 related to our debt refinancing, an increase of $5.1 million in stock-based compensation, and an increase of $3.3 million in excess tax benefits from stock option exercises.

Net changes in operating assets and liabilities decreased $28.3 million primarily due to a decrease of $28.0 million in income taxes receivable, a decrease of $12.4 million in prepaid expenses and other current assets, and a decrease of $9.0 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by an increase of $9.4 million in income taxes payable, an increase of $5.0 million in other liabilities and an increase of $4.5 million in accounts payable and accrued expenses.

Cash flows from investing

Net cash used in investing activities for the three months ended March 31, 2013 was $11.4 million, as compared to $8.2 million for three months ended March 31, 2012. This $3.2 million increase in net cash used in investing activities was due to an increase of $3.8 million in cash used for purchases of property and equipment, partially offset by an increase of $0.6 million in cash received from sales and maturities of investments.

Cash flows from financing

Net cash used in financing activities was $4.0 million for the three months ended March 31, 2013, as compared to net cash provided by financing activities of $3.5 million for the three months ended March 31, 2012. This $7.5 million decrease in net cash provided by financing activities was primarily due to a decrease of $25.8 million in proceeds from the exercise of stock options, cash used of $11.4 million for debt issuance costs attributable to our debt refinancing completed in the first quarter of 2012, and a decrease of $3.3 million in excess tax benefits from stock-based compensation. These decreases were partially offset by a net proceeds of $31.7 million attributable to our debt refinancing and a decrease of $2.5 million in cash used for the repurchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings.

Recent Accounting Pronouncements

See Note 2 to our Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report for a discussion of the effects of recent accounting pronouncements.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our exposure to market risk has not changed materially since December 31, 2012.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed with the SEC on February 28, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)
January 1 through January 31, 2013	385,822	$43.44	270,600	$75,393,794
February 1 through February 28, 2013	57,678	44.46	28,800	74,128,987
March 1 through March 31, 2013	252,718	45.01	251,405	62,813,726

Total	696,218	$44.10	550,805	$62,813,726

(1)	The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.
(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 145,413 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.
(3)	On July 28, 2010, we announced the adoption of a share repurchase program. The program authorizes the repurchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warrant, at prices we deem appropriate. The program will expire in July 2013.
(4)	Does not include amounts paid for commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date: May 2, 2013	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar’s Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed June 25, 2012.

10.1.2	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between Neustar, Inc. and North American Portability Management, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation