Form 10-Q
period 2013-06-30
NEUSTAR INC
filed 2013-07-30
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 64,360,392 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at July 24, 2013.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,255	$380,153
Restricted cash	2,543	2,300
Short-term investments	3,666	1,462
Accounts receivable, net of allowance for doubtful accounts of $2,161 and $2,639, respectively	131,805	141,579
Unbilled receivables	6,372	8,276
Notes receivable	2,740	2,291
Prepaid expenses and other current assets	17,707	21,395
Deferred costs	7,379	6,783
Income taxes receivable	6,596	—
Deferred tax assets	6,693	8,431
Total current assets	525,756	572,670
Property and equipment, net	118,513	112,113
Goodwill	572,178	576,038
Intangible assets, net	288,487	269,877
Notes receivable, long-term	1,008	—
Deferred costs, long-term	702	633
Other assets, long-term	20,080	26,428
Total assets	$1,526,724	$1,557,759
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	June 30, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,269	$3,014
Accrued expenses	85,424	72,968
Income taxes payable	—	3,775
Deferred revenue	49,070	48,004
Notes payable	8,125	7,972
Capital lease obligations	1,686	602
Other liabilities	3,856	7,509
Total current liabilities	157,430	143,844
Deferred revenue, long-term	9,922	10,184
Notes payable, long-term	576,688	612,278
Capital lease obligations, long-term	817	409
Deferred tax liabilities, long-term	114,130	110,848
Other liabilities, long-term	21,129	22,247
Total liabilities	880,116	899,810
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and June 30, 2013	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 85,958,791 and 86,752,794 shares issued; and 66,171,702 and 64,796,822 outstanding at December 31, 2012 and June 30, 2013, respectively	86	87
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	—	—
Additional paid-in capital	532,743	567,667
Treasury stock, 19,787,089 and 21,955,972 shares at December 31, 2012 and June 30, 2013, respectively, at cost	(604,042)	(704,402)
Accumulated other comprehensive loss	(767)	(1,153)
Retained earnings	718,588	795,750
Total stockholders’ equity	646,608	657,949
Total liabilities and stockholders’ equity	$1,526,724	$1,557,759
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Carrier Services	$126,347	$134,733	$250,720	$266,904
Enterprise Services	42,089	43,791	81,574	88,570
Information Services	38,026	41,826	73,750	81,292
Total revenue	206,462	220,350	406,044	436,766
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	46,127	50,219	91,025	99,516
Sales and marketing	41,073	41,955	79,426	84,215
Research and development	8,096	7,616	15,820	15,100
General and administrative	20,091	21,124	41,084	43,006
Depreciation and amortization	22,713	24,690	45,419	49,355
Restructuring charges	2	—	524	2
	138,102	145,604	273,298	291,194
Income from operations	68,360	74,746	132,746	145,572
Other (expense) income:
Interest and other expense	(8,404)	(5,793)	(16,597)	(23,355)
Interest and other income	110	87	339	228
Income before income taxes	60,066	69,040	116,488	122,445
Provision for income taxes	21,474	25,642	43,934	45,283
Net income	$38,592	$43,398	$72,554	$77,162
Net income per share:
Basic	$0.58	$0.66	$1.08	$1.17
Diluted	$0.57	$0.65	$1.06	$1.15
Weighted average common shares outstanding:
Basic	66,917	65,531	67,060	65,855
Diluted	67,887	66,990	68,132	67,301
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net income	$38,592	$43,398	$72,554	$77,162
Other comprehensive income (loss), net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $(32), $25, $(43) and $68, respectively	38	(40)	58	(105)
Reclassification for gains included in net income	—	—	—	—
Net change in unrealized gains on investments, net of tax	38	(40)	58	(105)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(249), $79, $(318) and $68, respectively	223	(315)	(16)	(281)
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustment, net of tax	223	(315)	(16)	(281)
Other comprehensive income (loss), net of tax	261	(355)	42	(386)
Comprehensive income	$38,853	$43,043	$72,596	$76,776
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2013
Operating activities:
Net income	$72,554	$77,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,419	49,355
Stock-based compensation	10,950	18,012
Loss on debt modification and extinguishment	—	10,886
Amortization of deferred financing costs and original issue discount on debt	1,974	1,707
Excess tax benefits from stock option exercises	(8,123)	(4,691)
Deferred income taxes	(2,218)	(5,544)
Provision for doubtful accounts	1,881	2,800
Amortization of investment premium (discount), net	282	86
Changes in operating assets and liabilities:
Accounts receivable	(23,401)	(13,180)
Unbilled receivables	(2,888)	(1,904)
Notes receivable	1,373	1,457
Prepaid expenses and other current assets	11,158	(3,412)
Deferred costs	280	665
Income taxes receivable	46,811	6,596
Other assets	515	(224)
Other liabilities	(4,931)	66
Accounts payable and accrued expenses	(22,720)	(12,687)
Income taxes payable	6,126	8,466
Deferred revenue	6,545	(804)
Net cash provided by operating activities	141,587	134,812
Investing activities:
Purchases of property and equipment	(24,484)	(24,924)
Sales and maturities of investments	2,380	2,118
Business acquired	—	(8,500)
Net cash used in investing activities	(22,104)	(31,306)
Financing activities:
Decrease of restricted cash	4	243
Proceeds from notes payable, net of discount	—	624,244
Extinguishment of note payable	—	(592,500)
Debt issuance costs	—	(11,410)
Payments under notes payable obligations	(3,000)	(4,062)
Principal repayments on capital lease obligations	(1,892)	(1,492)
Proceeds from exercise of common stock options	38,131	12,677
Excess tax benefits from stock-based compensation	8,123	4,691
Repurchase of restricted stock awards	(9,301)	(6,650)
Repurchase of common stock	(48,818)	(89,204)
Net cash used in financing activities	(16,753)	(63,463)
Effect of foreign exchange rates on cash and cash equivalents	(332)	(145)
Net increase in cash and cash equivalents	102,398	39,898
Cash and cash equivalents at beginning of period	122,237	340,255
Cash and cash equivalents at end of period	$224,635	$380,153
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a trusted provider of real-time information and analysis using proprietary and hard to replicate data sets. The Company’s customers use its services for commercial insights that help them promote and protect their businesses. The Company combines proprietary, third party and customer data sets to develop unique algorithms, models, point solutions and complete work flow solutions. Among other things, chief marketing, security, information and operating officers use these real-time insights to identify who or what is at the other end of a transaction, the geographic-context of a transaction and the most appropriate response. The Company provides its services in a trusted and neutral manner. The Company’s customers access its databases through standard connections, which the Company believes is the most efficient and cost effective way to exchange operationally essential data in a secured environment that does not favor any particular customer or technology. Today the Company primarily serves customers in the Internet, telecommunications, technology, financial services, retail, and media and advertising verticals.
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

•
Enterprise Services. The Company’s enterprise services include Internet infrastructure services (IIS) and registry services. Through the Company’s global directory platform, the Company provides a suite of DNS services to its enterprise customers. The Company manages a collection of directories that maintain addresses in order to direct, prioritize and manage Internet traffic, and to find and resolve Internet queries and top-level domains. The Company is the authoritative provider of essential registry services and manages directories of similar resources, or addresses, that its customers use for reliable, fair and secure access and connectivity. In addition, enterprise customers rely on the Company’s services to monitor and load-test websites to help identify issues and optimize performance. The Company also provides fixed IP geolocation services that help enterprises identify the location of their online consumers for a variety of purposes, including fraud prevention and marketing. Additionally, the Company provides directory services for the 5- and 6-digit number strings used for all U.S. Common Short Codes, which is part of the short messaging service relied upon by the U.S. wireless industry. The Company also operates the user authentication and rights management system, which supports the UltraViolet™ digital content locker that consumers can use to access to their entertainment content.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K) filed with the Securities and Exchange Commission.
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
Fair Value of Financial Instruments
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating) (see Note 4). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its 2013 Term Facility approximates the fair value of the debt as the terms and interest rates approximate market rates (see Note 6). The Company determines the fair value of its Senior Notes using a secondary market price on the last trading day in each period provided by Bloomberg (see Note 6).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2012		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$340,255	$340,255	$380,153	$380,153
Restricted cash (current assets)	2,543	2,543	2,300	2,300
Short-term investments	3,666	3,666	1,462	1,462
Notes receivable (including current portion)	3,748	3,748	2,291	2,291
Marketable securities (other assets, long-term)	4,458	4,458	3,799	3,799
Deferred compensation (other liabilities, long-term)	3,874	3,874	3,484	3,484
2011 Term Facility (including current portion, net of discount)	584,813	584,813	—	—
2013 Term Facility (including current portion, net of discount)	—	—	320,250	320,250
Senior Notes (including current portion)	—	—	300,000	282,188
Restricted Cash
As of December 31, 2012 and June 30, 2013, cash of $2.5 million and $2.3 million, respectively, was restricted for deposits on leased facilities.
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
As of December 31, 2012 and June 30, 2013, the Company held approximately $3.7 million and $1.5 million, respectively, in pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments are accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments - Debt and Equity Securities Topic of the FASB ASC. During the three and six months ended June 30, 2012, the Company sold approximately $1.0 million and $2.4 million, respectively, of available-for-sale securities and recognized minimal gains for both periods. During the three and six months ended June 30, 2013, the Company sold approximately $0.1 million and $2.1 million, respectively, of available-for-sale securities and recognized minimal gains for both periods. The Company did not record any impairment charges related to these investments during the three and six months ended June 30, 2012 and 2013. As of December 31, 2012 and June 30, 2013, unrealized gains and losses on the pre-refunded municipal bonds were insignificant. The following table summarizes the Company’s investment in these municipal bonds as of December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$3,666	$—	$—	$3,666

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

	June 30, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Due within one year	$1,461	$1	$—	$1,462

4.	FAIR VALUE MEASUREMENTS
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
The following table sets forth, as of December 31, 2012 and June 30, 2013, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$3,666	$—	$3,666
Marketable securities(1)	4,458	—	—	4,458
Total	$4,458	$3,666	$—	$8,124

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$1,462	$—	$1,462
Marketable securities(1)	3,799	—	—	3,799
Total	$3,799	$1,462	$—	$5,261

(1)
The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

5.	GOODWILL AND INTANGIBLE ASSETS
On May 2, 2013, the Company acquired certain assets of a service order administrative business.  Total consideration for this purchase included cash consideration of $10.0 million, of which $8.5 million was paid on closing and $1.5 million was retained by the Company as a reserve fund for potential indemnification claims.  The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Carrier Services segment in the Company's consolidated statement of operations since the date of the acquisition.  Of the total purchase price, the Company recorded $6.1 million of definite-lived intangible assets and $3.9 million in goodwill.  Goodwill is expected to be deductible for tax purposes.
Goodwill
The Company’s goodwill by operating segment as of December 31, 2012 and June 30, 2013 is as follows (in thousands):

	December 31, 2012	Acquisition	June 30, 2013
Carrier Services:
Gross goodwill	$222,355	$3,860	$226,215
Accumulated impairments	(93,602)	—	(93,602)
Net goodwill	128,753	3,860	132,613
Enterprise Services:
Gross goodwill	16,198	—	16,198
Accumulated impairments	—	—	—
Net goodwill	16,198	—	16,198
Information Services:
Gross goodwill	427,227	—	427,227
Accumulated impairments	—	—	—
Net goodwill	427,227	—	427,227
Total:
Gross goodwill	665,780	3,860	669,640
Accumulated impairments	(93,602)	—	(93,602)
Net goodwill	$572,178	$3,860	$576,038

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2012	June 30, 2013	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$315,098	$320,939	7.9
Accumulated amortization	(69,526)	(87,847)
Customer lists and relationships, net	245,572	233,092
Acquired technology	58,859	59,060	4.8
Accumulated amortization	(20,387)	(25,573)
Acquired technology, net	38,472	33,487
Trade name	7,630	7,630	3.0
Accumulated amortization	(3,187)	(4,426)
Trade name, net	4,443	3,204
Non-compete agreement	—	100	3.0
Non-compete agreement amortization	—	(6)
Non-compete agreement, net	—	94
Intangible assets, net	$288,487	$269,877
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $12.5 million and $12.4 million for the three months ended June 30, 2012 and 2013, respectively, and $25.1 million and $24.7 million for the six months ended June 30, 2012 and 2013, respectively. Amortization expense related to intangible assets for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is expected to be approximately $49.4 million, $48.7 million, $46.7 million, $44.9 million, $36.4 million and $68.5 million, respectively. Intangible assets as of June 30, 2013 will be fully amortized during the year ended December 31, 2021.

6.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2012	June 30, 2013
2011 Term Facility (net of discount)	$584,813	$—
2013 Term Facility (net of discount)	—	320,250
Senior Notes	—	300,000
Total	584,813	620,250
Less: current portion, net of discount	(8,125)	(7,972)
Long-term portion	$576,688	$612,278
Debt Refinancing
As of December 31, 2012, the Company’s outstanding borrowings, net of discount, under its credit facility were $584.8 million. This credit facility provided for: (1) a $600 million senior secured term loan facility (2011 Term Facility); (2) a $100 million senior secured revolving credit facility (2011 Revolving Facility and together with the 2011 Term Facility, the 2011 Credit Facilities). As of December 31, 2012, available borrowings under the 2011 Revolving Facility were $92.2 million.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

Senior Notes to repay its outstanding principal borrowings of $592.5 million under the 2011 Term Facility. The Company used available borrowings under the 2013 Revolving Facility for outstanding letters of credit totaling $7.8 million that were previously secured by the 2011 Revolving Facility. The 2011 Credit Facilities were terminated in connection with this refinancing event.
Certain investors of the 2011 Credit Facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the 2011 Credit Facilities either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, during the three months ended March 31, 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense, in connection with this refinancing event.
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio (as defined in the 2013 Credit Facilities) on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of June 30, 2013, the Company had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.2 million, exclusive of outstanding letters of credit totaling $7.8 million.
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
The loans outstanding under the 2013 Credit Facilities (Loans) bear interest, at the Company’s option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning on March 31, 2013. As of June 30, 2013, accrued interest under the 2013 Credit Facilities was $0.1 million.
The Company may voluntarily prepay the Loans at any time in minimum amounts of $1 million or an integral multiple of $500,000 in excess thereof. The 2013 Credit Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, insurance receipts, and dispositions. The 2013 Term Facility also contains certain events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding may, at the option of

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

the required lenders, accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken.
As of June 30, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities was $9.4 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively, and was reported as interest expense in the consolidated statements of operations.
Senior Notes
On January 22, 2013, the Company closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended. The Senior Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, certain of its domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Senior Notes are the general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors.
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of June 30, 2013, accrued interest under the Senior Notes was $5.9 million. At June 30, 2013, the estimated fair value of the Senior Notes was $282.2 million and was determined using a secondary market price on the last trading day in each period provided by Bloomberg (Level 2 inputs).
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
After July 15, 2016 and prior to January 15, 2018, the Company may redeem some or all of the Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. During the 12-month period commencing on January 15 of the relevant year listed below, the Company may redeem some or all of the Senior Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2018 at a redemption price of 102.25%; 2019 at a redemption price of 101.50%; 2020 at a redemption price of 100.75%; and 2021 and thereafter at a redemption price of 100.00%. If the Company experiences certain changes of control together with a ratings downgrade, it will be required to offer to purchase all of the Senior Notes then outstanding at a purchase price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not repay certain debt or reinvest the proceeds of such sales within certain time periods, it will be required to offer to repurchase the Senior Notes with such proceeds at 100.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
The Senior Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and defaults related to bankruptcy events. The Senior Notes also contain customary negative covenants.
As of June 30, 2013, deferred financing costs related to the Senior Notes was $14.9 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and is reported as interest expense in the consolidated statements of operations.

7.	STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of June 30, 2013, a total of 5,726,386 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. As of June 30, 2013, a total of 600,000 shares were available to be issued under the ESPP from the Company's treasury stock.
Stock-based compensation expense recognized for the three months ended June 30, 2012 and 2013 was $7.0 million and $9.1 million, respectively, and $11.0 million and $18.0 million for the six months ended June 30, 2012 and 2013, respectively. As of June 30, 2013, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $60.9 million, which the Company expects to recognize over a weighted average period of approximately 1.52 years. Total unrecognized compensation expense as of June 30, 2013 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. No options were granted during the three and six months ended June 30, 2012 and 2013. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,296,040	$24.81
Options granted	—	—
Options exercised	(514,701)	24.36
Options forfeited	(233,387)	27.67
Outstanding at June 30, 2013	2,547,952	$24.64	$61.2	6.62
Exercisable at June 30, 2013	1,439,062	$23.76	$35.9	6.10
The aggregate intrinsic value of options exercised for the six months ended June 30, 2012 and 2013 was $20.7 million and $11.2 million, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	305,390	$24.20
Restricted stock granted	—	—
Restricted stock vested	(93,032)	24.99
Restricted stock forfeited	(19,417)	26.47
Outstanding at June 30, 2013	192,941	$23.59	$9.4
The total aggregate intrinsic value of restricted stock vested during the six months ended June 30, 2013 was $4.2 million. During the three and six months ended June 30, 2013, the Company repurchased 3,611 and 34,435 shares of common stock, respectively, for an aggregate purchase price of $0.2 million and $1.6 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Restricted Stock Units
2012 Long-Term Incentive Program
During the six months ended June 30, 2013, the Company awarded 99,210 PVRSUs, of which 49,605 PVRSUs were granted with an aggregate fair value of $2.2 million.  During the three months ended March 31, 2013, the Company established the performance goals for the period beginning on January 1, 2013 and ending on December 31, 2013. The establishment of the 2013 performance goals resulted in the grant of 606,456 PVRSUs with an aggregate fair value of $26.7 million, originally awarded during the year ended December 31, 2012.
For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014.  Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012 and 2013 performance periods were and will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned (a) by executive management with respect to the first three performance periods will vest on January 1, 2015 and the portion of the award, if any, earned with respect to the final two performance periods will vest on January 1, 2016 and January 1, 2017, respectively; and (b) by non-executive management with respect to all three performance periods, 75% of the earned amount will vest on the first business day of 2015, and the remaining 25% of the earned amount will vest on the first business day of 2016.  Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and the length of the vesting period.
2013 Long-Term Incentive Program
During the six months ended June 30, 2013, the Company awarded 186,280 PVRSUs, of which 56,167 PVRSUs were granted with an aggregate fair value of $2.6 million.
The awarded PVRSUs are subject to three one-year performance periods, the first of which begins on January 1, 2013 and ends on December 31, 2013 and the last of which begins on January 1, 2015 and ends on December 31, 2015. Each

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

participant is eligible to earn up to 150% of one-third of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. The performance goal for the performance period from January 1, 2013 through December 31, 2013 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned will vest on March 1 in the year following the respective annual performance period. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and the length of the vesting period.
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest. As of June 30, 2013, the level of achievement of the performance target awards for PVRSUs granted during 2011, 2012 and 2013 was 134%, 129.5% and 100%, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2012	971,023	$31.72
Granted	712,228	44.20
Incremental achieved (1)	170,225	36.32
Vested	(159,346)	22.85
Forfeited	(152,313)	35.77
Non-vested June 30, 2013	1,541,817	$38.51	$75.1

(1)
Incremental achieved represents the additional awards in excess of the target grant resulting from the achievement of performance goals at levels above the performance targets established at the grant date.

The total aggregate intrinsic value of PVRSUs vested during the six months ended June 30, 2013 was approximately $6.7 million. The Company repurchased 60,075 shares of common stock for an aggregate purchase price of $2.5 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	922,550	$33.20
Granted	69,234	47.11
Vested	(146,361)	36.32
Forfeited	(52,148)	36.82
Outstanding at June 30, 2013	793,275	$33.60	$38.6
During the six months ended June 30, 2013, the Company granted 69,234 restricted stock units to certain employees with an aggregate fair value of $3.3 million.  Restricted stock units granted to executive management will vest annually in 5 equal installments. Restricted stock units granted to non-executive management will vest annually in 4 equal installments.
The restricted stock units previously issued to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

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
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following assumptions:

Three and Six Months Ended June 30, 2013
Dividend yield	—%
Expected volatility	24.05%
Risk-free interest rate	0.08%
Expected life of employee stock purchase plan options (in months)	6
Dividend yield - The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
Expected volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company considered the historical volatility of its stock price over a term similar to the expected life of the ESPP options.
Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the ESPP options.
Expected life of ESPP options - The expected life of ESPP options was based on the six-month purchase period.
Share Repurchase Program
Under the 2010 share repurchase program, during the three and six months ended June 30, 2013, the Company purchased 0.3 million and 0.8 million shares, respectively, of its Class A common stock at an average price of $43.47 and $44.09 per share, respectively, for a total purchase price of $11.0 million and $35.4 million, respectively. As of June 30, 2013, a total of 8.0 million shares at an average price of $31.07 per share had been purchased under the 2010 share repurchase program for an aggregate purchase price of $248.1 million. All purchased shares are accounted for as treasury shares.
On May 2, 2013, the Company announced that its Board of Directors authorized a $250 million share repurchase program, commencing in the second quarter of 2013 and expiring on December 31, 2013. This program replaced the 2010 share repurchase program. Under the 2013 share repurchase program, during the three months ended June 30, 2013, the Company purchased 1.2 million shares of its Class A common stock at an average price of $47.84 per share for a total purchase price of $58.3 million. All purchased shares are accounted for as treasury shares.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

8.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Computation of basic net income per common share:
Net income	$38,592	$43,398	$72,554	$77,162
Weighted average common shares and participating securities outstanding – basic	66,917	65,531	67,060	65,855
Basic net income per common share	$0.58	$0.66	$1.08	$1.17
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	66,917	65,531	67,060	65,855
Effect of dilutive securities:
Stock-based awards	970	1,459	1,072	1,446
Weighted average common shares outstanding – diluted	67,887	66,990	68,132	67,301
Diluted net income per common share	$0.57	$0.65	$1.06	$1.15
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options, warrants and shares issuable under our ESPP, to the extent the impact is dilutive. Stock-based awards to purchase an aggregate of 1,966,487 and 52,071 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended June 30, 2012 and 2013, respectively, due to their anti-dilutive effects. Stock-based awards to purchase an aggregate of 1,617,941 and 49,220 shares were excluded from the calculation of the denominator for diluted net income per common share for the six months ended June 30, 2012 and 2013, respectively, due to their anti-dilutive effects.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides a reconciliation of the changes in accumulated other comprehensive income, net of tax, by component (in thousands):

	Unrealized Gains and Losses on Investments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2012	$142	$(909)	$(767)
Other comprehensive loss before reclassifications	(105)	(281)	(386)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(105)	(281)	(386)
Balance at June 30, 2013	$37	$(1,190)	$(1,153)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

10.	OTHER (EXPENSE) INCOME
Other (expense) income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Interest and other expense:
Interest expense	$8,254	$5,772	$16,867	$12,337
Loss on debt modification and extinguishment	—	—	—	10,886
Loss (gain) on asset disposals	85	20	(45)	(45)
Foreign currency transaction loss (gain)	65	(43)	(225)	133
Other	—	44	—	44
Total	$8,404	$5,793	$16,597	$23,355
Interest and other income:
Interest income	$110	$87	$339	$228
Total	$110	$87	$339	$228

11.	INCOME TAXES
The Company’s effective tax rate decreased to 37.0% for the six months ended June 30, 2013 from 37.7% for the six months ended June 30, 2012 primarily due to benefits from federal research tax credits and a domestic production activities deduction. The reduction in the Company's effective tax rate was partially offset by a discrete benefit for foreign tax credits recorded in the second quarter of 2012.
As of December 31, 2012 and June 30, 2013, the Company had unrecognized tax benefits of $4.4 million and $5.4 million, respectively, of which $4.1 million and $5.1 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2012 and 2013, the Company recognized potential interest and penalties of $39,000 and $23,000, respectively, and $90,000 and $42,000 for the six months ended June 30, 2012 and 2013, respectively. As of December 31, 2012 and June 30, 2013, the Company had established reserves of approximately $194,000 and $236,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

Information for the three and six months ended June 30, 2012 and 2013 regarding the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue:
Carrier Services	$126,347	$134,733	$250,720	$266,904
Enterprise Services	42,089	43,791	81,574	88,570
Information Services	38,026	41,826	73,750	81,292
Total revenue	$206,462	$220,350	$406,044	$436,766
Segment contribution:
Carrier Services	$110,438	$117,086	$218,884	$231,480
Enterprise Services	18,866	22,185	35,597	43,088
Information Services	16,991	18,111	35,005	35,879
Total segment contribution	146,295	157,382	289,486	310,447
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,741	26,771	49,010	51,932
Sales and marketing	6,635	6,085	12,365	12,920
Research and development	4,431	4,544	9,291	8,828
General and administrative	19,413	20,546	40,131	41,838
Depreciation and amortization	22,713	24,690	45,419	49,355
Restructuring charges	2	—	524	2
Income from operations	$68,360	$74,746	$132,746	$145,572
Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.
Enterprise-Wide Disclosures
Geographic area revenues and service offering revenues from external customers for the three and six months ended June 30, 2012 and 2013, and geographic area long-lived assets as of December 31, 2012 and June 30, 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues by geographical areas:
North America	$194,247	$209,187	$383,595	$414,249
Europe and Middle East	7,940	6,745	14,233	13,927
Other regions	4,275	4,418	8,216	8,590
Total revenues	$206,462	$220,350	$406,044	$436,766

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues by service offerings:
Carrier Services:
Numbering Services	$110,896	$117,680	$221,385	$235,820
Order Management Services	10,541	13,460	21,451	23,262
IP Services	4,910	3,593	7,884	7,822
Total Carrier Services	126,347	134,733	250,720	266,904
Enterprise Services:
Internet Infrastructure Services	22,455	23,705	44,178	47,502
Registry Services	19,634	20,086	37,396	41,068
Total Enterprise Services	42,089	43,791	81,574	88,570
Information Services:
Identification Services	22,957	22,973	45,676	45,669
Verification & Analytics Services	9,821	13,208	18,057	24,569
Local Search & Licensed Data Services	5,248	5,645	10,017	11,054
Total Information Services	38,026	41,826	73,750	81,292
Total revenues	$206,462	$220,350	$406,044	$436,766

	December 31, 2012	June 30, 2012
Long-lived assets, net
North America	$406,973	$381,970
Central America	16	11
Europe and Middle East	10	8
Other regions	1	1
Total long-lived assets, net	$407,000	$381,990

13.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2012 and June 30, 2013 and for the three and six months ended June 30, 2012 and 2013 for (a) Neustar, Inc., the parent company; (b) certain of the Company's wholly-owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 6, are full and unconditional and joint and several.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$330,849	$5,372	$4,034	$—	$340,255
Restricted cash	1,481	845	217	—	2,543
Short-term investments	3,666	—	—	—	3,666
Accounts receivable, net	75,849	54,599	1,357	—	131,805
Unbilled receivables	1,221	5,030	121	—	6,372
Notes receivable	2,740	—	—	—	2,740
Prepaid expenses and other current assets	14,306	3,057	344	—	17,707
Deferred costs	6,989	296	94	—	7,379
Income taxes receivable	7,043	—	—	(447)	6,596
Deferred tax assets	3,278	4,020	—	(605)	6,693
Intercompany receivable	16,856	—	—	(16,856)	—
Total current assets	464,278	73,219	6,167	(17,908)	525,756
Property and equipment, net	92,183	26,303	27	—	118,513
Goodwill	80,911	467,538	23,729	—	572,178
Intangible assets, net	18,025	270,462	—	—	288,487
Notes receivable, long-term	1,008	—	—	—	1,008
Deferred costs, long-term	390	312	—	—	702
Net investments in subsidiaries	703,394	—	—	(703,394)	—
Deferred tax assets, long-term	—	—	710	(710)	—
Other assets, long-term	19,834	236	10	—	20,080
Total assets	$1,380,023	$838,070	$30,643	$(722,012)	$1,526,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,117	$2,819	$333	$—	$9,269
Accrued expenses	65,956	17,382	2,086	—	85,424
Income taxes payable	—	—	447	(447)	—
Deferred revenue	29,031	18,473	1,566	—	49,070
Notes payable	8,125	—	—	—	8,125
Capital lease obligations	1,686	—	—	—	1,686
Deferred tax liabilities	—	—	605	(605)	—
Other liabilities	2,288	1,432	136	—	3,856
Intercompany payable	—	115	16,741	(16,856)	—
Total current liabilities	113,203	40,221	21,914	(17,908)	157,430
Deferred revenue, long-term	9,234	688	—	—	9,922
Notes payable, long-term	576,688	—	—	—	576,688
Capital lease obligations, long-term	817	—	—	—	817
Deferred tax liabilities, long-term	17,448	97,392	—	(710)	114,130
Other liabilities, long-term	14,772	6,357	—	—	21,129
Total liabilities	732,162	144,658	21,914	(18,618)	880,116
Total stockholders’ equity	647,861	693,412	8,729	(703,394)	646,608
Total liabilities and stockholders’ equity	$1,380,023	$838,070	$30,643	$(722,012)	$1,526,724

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$375,395	$261	$4,497	$—	$380,153
Restricted cash	1,481	595	224	—	2,300
Short-term investments	1,462	—	—	—	1,462
Accounts receivable, net	90,150	49,580	1,849	—	141,579
Unbilled receivables	2,231	5,878	167	—	8,276
Notes receivable	2,291	—	—	—	2,291
Prepaid expenses and other current assets	17,383	3,695	317	—	21,395
Deferred costs	6,436	252	95	—	6,783
Deferred tax assets	5,245	3,256	—	(70)	8,431
Intercompany receivable	12,522	—	—	(12,522)	—
Total current assets	514,596	63,517	7,149	(12,592)	572,670
Property and equipment, net	90,197	21,896	20	—	112,113
Goodwill	84,771	467,538	23,729	—	576,038
Intangible assets, net	22,802	247,075	—	—	269,877
Deferred costs, long-term	428	205	—	—	633
Net investments in subsidiaries	689,454	—	—	(689,454)	—
Deferred tax assets, long-term	—	—	185	(185)	—
Other assets, long-term	25,647	620	161	—	26,428
Total assets	$1,427,895	$800,851	$31,244	$(702,231)	$1,557,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,087	$854	$73	$—	$3,014
Accrued expenses	55,382	16,015	1,571	—	72,968
Income taxes payable	3,178	—	597	—	3,775
Deferred revenue	30,523	16,293	1,188	—	48,004
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	602	—	—	—	602
Deferred tax liability	—	—	70	(70)	—
Other liabilities	6,504	995	10	—	7,509
Intercompany payable	—	—	12,522	(12,522)	—
Total current liabilities	106,248	34,157	16,031	(12,592)	143,844
Deferred revenue, long-term	9,182	1,002	—	—	10,184
Notes payable, long-term	612,278	—	—	—	612,278
Capital lease obligations, long-term	409	—	—	—	409
Deferred tax liabilities, long-term	24,353	86,680	—	(185)	110,848
Other liabilities, long-term	16,085	6,162	—	—	22,247
Total liabilities	768,555	128,001	16,031	(12,777)	899,810
Total stockholders’ equity	659,340	672,850	15,213	(689,454)	657,949
Total liabilities and stockholders’ equity	$1,427,895	$800,851	$31,244	$(702,231)	$1,557,759

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$144,511	$59,696	$2,735	$(480)	$206,462
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	35,789	8,707	2,016	(385)	46,127
Sales and marketing	17,874	21,827	1,396	(24)	41,073
Research and development	4,345	3,723	28	—	8,096
General and administrative	17,119	2,868	175	(71)	20,091
Depreciation and amortization	8,273	14,430	10	—	22,713
Restructuring (recoveries) charges	(1)	—	3	—	2
	83,399	51,555	3,628	(480)	138,102
Income (loss) from operations	61,112	8,141	(893)	—	68,360
Other (expense) income:
Interest and other expense	(8,526)	125	(3)	—	(8,404)
Interest and other income	144	17	(51)	—	110
Income (loss) before income taxes and equity income (loss) in consolidated subsidiaries	52,730	8,283	(947)	—	60,066
Provision for income taxes	18,167	2,826	481	—	21,474
Income (loss) before equity income (loss) in consolidated subsidiaries	34,563	5,457	(1,428)	—	38,592
Equity income (loss) in consolidated subsidiaries	4,029	(708)	—	(3,321)	—
Net income (loss)	$38,592	$4,749	$(1,428)	$(3,321)	$38,592
Comprehensive income (loss)	$38,799	$4,597	$(1,222)	$(3,321)	$38,853

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$153,460	$64,422	$3,342	$(874)	$220,350
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	40,343	10,372	434	(930)	50,219
Sales and marketing	16,855	24,061	1,025	14	41,955
Research and development	4,394	3,221	1	—	7,616
General and administrative	18,944	1,997	141	42	21,124
Depreciation and amortization	10,158	14,527	5	—	24,690
	90,694	54,178	1,606	(874)	145,604
Income from operations	62,766	10,244	1,736	—	74,746
Other (expense) income:
Interest and other expense	(5,787)	10	(16)	—	(5,793)
Interest and other income	83	—	4	—	87
Income before income taxes and equity income in consolidated subsidiaries	57,062	10,254	1,724	—	69,040
Provision for income taxes	21,221	3,988	433	—	25,642
Income before equity income in consolidated subsidiaries	35,841	6,266	1,291	—	43,398
Equity income in consolidated subsidiaries	7,557	742	—	(8,299)	—
Net income	$43,398	$7,008	$1,291	$(8,299)	$43,398
Comprehensive income	$43,289	$7,008	$1,045	$(8,299)	$43,043

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$285,311	$116,511	$5,456	$(1,234)	$406,044
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	71,468	16,063	4,358	(864)	91,025
Sales and marketing	35,344	41,682	2,575	(175)	79,426
Research and development	8,728	6,885	207	—	15,820
General and administrative	34,659	6,777	(157)	(195)	41,084
Depreciation and amortization	16,504	28,890	25	—	45,419
Restructuring charges (recoveries)	655	—	(131)	—	524
	167,358	100,297	6,877	(1,234)	273,298
Income (loss) from operations	117,953	16,214	(1,421)	—	132,746
Other (expense) income:
Interest and other expense	(16,973)	155	221	—	(16,597)
Interest and other income	408	33	(102)	—	339
Income (loss) before income taxes and equity income (loss) in consolidated subsidiaries	101,388	16,402	(1,302)	—	116,488
Provision for income taxes	37,480	5,616	838	—	43,934
Income (loss) before equity income in consolidated subsidiaries	63,908	10,786	(2,140)	—	72,554
Equity income (loss) in consolidated subsidiaries	8,646	(1,012)	—	(7,634)	—
Net income (loss)	$72,554	$9,774	$(2,140)	$(7,634)	$72,554
Comprehensive income (loss)	$72,746	$9,622	$(2,138)	$(7,634)	$72,596

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$305,624	$126,558	$6,411	$(1,827)	$436,766
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	80,764	19,586	862	(1,696)	99,516
Sales and marketing	34,886	47,104	2,237	(12)	84,215
Research and development	8,420	6,679	1	—	15,100
General and administrative	38,500	3,943	682	(119)	43,006
Depreciation and amortization	20,040	29,303	12	—	49,355
Restructuring charges	2	—	—	—	2
	182,612	106,615	3,794	(1,827)	291,194
Income from operations	123,012	19,943	2,617	—	145,572
Other (expense) income:
Interest and other expense	(23,345)	15	(25)	—	(23,355)
Interest and other income	219	1	8	—	228
Income before income taxes and equity income in consolidated subsidiaries	99,886	19,959	2,600	—	122,445
Provision for income taxes	36,159	8,526	598	—	45,283
Income before equity income in consolidated subsidiaries	63,727	11,433	2,002	—	77,162
Equity income in consolidated subsidiaries	13,435	1,054	—	(14,489)	—
Net income	$77,162	$12,487	$2,002	$(14,489)	$77,162
Comprehensive income	$76,984	$12,487	$1,794	$(14,489)	$76,776

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$143,211	$41,822	$833	$(44,279)	$141,587
Investing activities:
Purchases of property and equipment	(19,377)	(5,107)	—	—	(24,484)
Sales and maturities of investments	2,380	—	—	—	2,380
Net cash used in investing activities	(16,997)	(5,107)	—	—	(22,104)
Financing activities:
Decrease of restricted cash	1	—	3	—	4
Payments under notes payable obligations	(3,000)	—	—	—	(3,000)
Principal repayments on capital lease obligations	(1,892)	—	—	—	(1,892)
Proceeds from exercise of common stock options	38,131	—	—	—	38,131
Excess tax benefits from stock-based compensation	8,108	—	15	—	8,123
Repurchase of restricted stock awards	(9,301)	—	—	—	(9,301)
Repurchase of common stock	(48,818)	—	—	—	(48,818)
Distribution to parent	—	(43,669)	(610)	44,279	—
Net cash used in financing activities	(16,771)	(43,669)	(592)	44,279	(16,753)
Effect of foreign exchange rates on cash and cash equivalents	(182)	(152)	2	—	(332)
Net increase (decrease) in cash and cash equivalents	109,261	(7,106)	243	—	102,398
Cash and cash equivalents at beginning of period	103,029	17,136	2,072	—	122,237
Cash and cash equivalents at end of period	$212,290	$10,030	$2,315	$—	$224,635

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$138,005	$51,039	$9,053	$(63,285)	$134,812
Investing activities:
Purchases of property and equipment	(23,413)	(1,507)	(4)	—	(24,924)
Sales and maturities of investments	2,118	—	—	—	2,118
Business acquired	(8,500)	—	—	—	(8,500)
Net cash used in investing activities	(29,795)	(1,507)	(4)	—	(31,306)
Financing activities:
Decrease (increase) of restricted cash	2	248	(7)	—	243
Proceeds from notes payable, net of discount	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Payments under notes payable obligations	(4,062)	—	—	—	(4,062)
Principal repayments on capital lease obligations	(1,492)	—	—	—	(1,492)
Proceeds from exercise of common stock options	12,677	—	—	—	12,677
Excess tax benefits from stock-based compensation	4,666	—	25	—	4,691
Repurchase of restricted stock awards	(6,650)	—	—	—	(6,650)
Repurchase of common stock	(89,204)	—	—	—	(89,204)
Distribution to parent	—	(54,889)	(8,396)	63,285	—
Net cash used in financing activities	(63,729)	(54,641)	(8,378)	63,285	(63,463)
Effect of foreign exchange rates on cash and cash equivalents	65	(2)	(208)	—	(145)
Net increase (decrease) in cash and cash equivalents	44,546	(5,111)	463	—	39,898
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$375,395	$261	$4,497	$—	$380,153

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
During the second quarter, we continued to experience increased demand for our services. Revenue increased 7% to $220.4 million as compared to $206.5 million in the second quarter of 2012. Of this increase, our Carrier Services segment contributed 4%, while our Enterprise Services contributed 1% and Information Services contributed 2%. Within our Carrier Services segment, growth in revenue was driven by a contractual increase of 6.5% in the fixed fee under our contracts to provide number portability services.
Further, we continued to execute our capital allocation strategy of returning cash to shareholders through share repurchases. On May 7, 2013, we commenced a $250 million share repurchase program, or the 2013 share repurchase program. This program replaced our 2010 share repurchase program. During the second quarter of 2013, we purchased 1.2 million shares of our Class A common stock under the 2013 share repurchase program at an average price of $47.84 per share for a total price of $58.3 million. During the second quarter, we purchased a total of 1.5 million shares of our class A common stock under both the 2013 and 2010 repurchase programs at an average price of $47.09 per share for a total price of $69.3 million.
On April 5, 2013, we submitted our response to the NAPM's Request for Proposal, or RFP, for the selection of the next local number portability administrator in accordance with the RFP submission requirements and timeline.  On July 23, 2013, the NAPM updated its selection timeline for a decision to be made in January 2014.  We remain confident in the strength of our response to the NAPM's RFP, and we continue to believe that the high quality of our services provides us the best opportunity to remain the NPAC administrator of local number portability for the communications industry.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, for certain matters that may bear on our results of operations.

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
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals specific to the restricted stock unit awards are not met, no compensation cost ultimately is recognized for such awards, and to the extent previously recognized, compensation cost is reversed. As of June 30, 2013, we estimated that the level of achievement of the performance targets for performance vested restricted stock units granted during 2013 was 100%.

Consolidated Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2013
The following table presents an overview of our results of operations for the three months ended June 30, 2012 and 2013:

	Three Months Ended June 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue:
Carrier Services	$126,347	$134,733	$8,386	6.6%
Enterprise Services	42,089	43,791	1,702	4.0%
Information Services	38,026	41,826	3,800	10.0%
Total revenue	206,462	220,350	13,888	6.7%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	46,127	50,219	4,092	8.9%
Sales and marketing	41,073	41,955	882	2.1%
Research and development	8,096	7,616	(480)	(5.9)%
General and administrative	20,091	21,124	1,033	5.1%
Depreciation and amortization	22,713	24,690	1,977	8.7%
Restructuring charges	2	—	(2)	(100.0)%
	138,102	145,604	7,502	5.4%
Income from operations	68,360	74,746	6,386	9.3%
Other (expense) income:
Interest and other expense	(8,404)	(5,793)	2,611	(31.1)%
Interest and other income	110	87	(23)	(20.9)%
Income before income taxes	60,066	69,040	8,974	14.9%
Provision for income taxes	21,474	25,642	4,168	19.4%
Net income	$38,592	$43,398	$4,806	12.5%
Net income per share:
Basic	$0.58	$0.66
Diluted	$0.57	$0.65
Weighted average common shares outstanding:
Basic	66,917	65,531
Diluted	67,887	66,990
Revenue
Carrier Services.  Revenue from our Carrier Services operating segment increased $8.4 million due to an increase of $6.8 million in revenue from Numbering Services, an increase of $2.9 million in revenue from our Order Management Services, or OMS, and a decrease of $1.3 million in revenue from our IP Services. In particular, the Numbering Services revenue increase was driven by a $6.7 million increase in the fixed fee established under our contracts to provide NPAC Services. The increase in our OMS revenue was driven by the addition of new customers and increased transactions from existing customers.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $1.7 million due to an increase of $1.3 million in revenue from Internet Infrastructure Services, or IIS, and an increase of $0.5 million in revenue from Registry Services. In particular, the IIS revenue increase was driven by higher demand for our managed domain name systems, or DNS, solutions, to direct and manage Internet traffic. In addition, Registry Services revenue increased due to continued growth in the number of common short codes and domain names under management.
Information Services. Revenue from our Information Services operating segment increased $3.8 million due to an increase of $3.4 million in revenue from Verification & Analytics Services and an increase of $0.4 million in revenue from

Local Search & Licensed Data Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions.
Expense
Cost of revenue. Cost of revenue increased $4.1 million due to an increase of $2.0 million in personnel and personnel-related expense, an increase of $1.6 million in costs related to our information technology and systems, an increase of $0.6 million in royalties, and a decrease of $1.1 million in deferred costs. In particular, the increase in personnel and personnel-related expense was due to an increase in stock-based compensation and salary and benefits. The increase in stock-based compensation expense was driven by the grant of performance-based equity to a higher number of existing and new employees. The increase in salary and benefits was driven by increased headcount in our technology teams. The increase in costs related to our information technology and systems was driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs.
Sales and marketing. Sales and marketing expense increased $0.9 million due to an increase of $2.1 million in personnel and personnel-related expense and a decrease of $0.9 million in advertising and external marketing costs. In particular, the increase in personnel and personnel-related expense was due to an increase in stock-based compensation and salary and benefits. The increase in stock-based compensation expense was driven by the grant of performance-based equity to a higher number of existing and new employees. The increase in salary and benefits was driven by increased headcount in our sales and marketing teams to support service offerings and the migration of employees to a common benefits plan.
Research and development. Research and development expense for the three months ended June 30, 2012 was comparable to the expense for the three months ended June 30, 2013.
General and administrative. General and administrative expense increased $1.0 million due to an increase of $1.4 million in personnel and personnel-related expense driven by increased headcount and an increase in stock-based compensation expense driven by the grant of performance-based equity to a higher number of existing and new employees.
Depreciation and amortization. Depreciation and amortization expense increased $2.0 million due to an increase of $2.7 million in depreciation expense related to capitalized software costs. This increase was partially offset by a decrease of $0.6 million in depreciation expense related to capital leases.
Restructuring charges. Restructuring charges for the three months ended June 30, 2012 were comparable to the charges recorded for the three months ended June 30, 2013.
Interest and other expense. Interest and other expense decreased $2.6 million due to a decrease in interest expense of $2.5 million driven by the refinancing of our 2011 Credit Facilities.
Interest and other income. Interest and other income for the three months ended June 30, 2012 was comparable to the income for the three months ended June 30, 2013.
Provision for income taxes. Our effective tax rate increased to 37.1% for the three months ended June 30, 2013 from 35.8% for the three months ended June 30, 2012 primarily due to a discrete benefit for foreign tax credits recorded in the second quarter of 2012. This increase in our effective tax rate was partially offset by benefits from federal research tax credits and a domestic production activities deduction.

Summary of Operating Segments
The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended June 30, 2012 and 2013 (in thousands):

	Three Months Ended June 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
Revenue:
Carrier Services	$126,347	$134,733	$8,386	6.6%
Enterprise Services	42,089	43,791	1,702	4.0%
Information Services	38,026	41,826	3,800	10.0%
Total revenue	$206,462	$220,350	$13,888	6.7%
Segment contribution:
Carrier Services	$110,438	$117,086	$6,648	6.0%
Enterprise Services	18,866	22,185	3,319	17.6%
Information Services	16,991	18,111	1,120	6.6%
Total segment contribution	146,295	157,382	11,087	7.6%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,741	26,771	2,030	8.2%
Sales and marketing	6,635	6,085	(550)	(8.3)%
Research and development	4,431	4,544	113	2.6%
General and administrative	19,413	20,546	1,133	5.8%
Depreciation and amortization	22,713	24,690	1,977	8.7%
Restructuring charges	2	—	(2)	(100.0)%
Income from operations	$68,360	$74,746	$6,386	9.3%
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
The following is a discussion of our operating segment results for the three months ended June 30, 2012 and 2013:
Carrier Services. Revenue from our Carrier Services operating segment increased $8.4 million due to an increase of $6.8 million in revenue from Numbering Services, an increase of $2.9 million in revenue from our OMS and a decrease of $1.3 million in revenue from our IP Services. In particular, the Numbering Services revenue increase was driven by a $6.7 million increase in the fixed fee established under our contracts to provide NPAC Services. The increase in our OMS revenue was driven by the addition of new customers and increased transactions from existing customers. Segment operating costs for Carrier Services totaled $17.6 million, an increase of $1.7 million. This increase was due to an increase in information technology and systems costs driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $117.1 million, an increase of $6.6 million.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $1.7 million due to an increase of $1.3 million in revenue from IIS and an increase of $0.5 million in revenue from Registry Services. In particular, the IIS revenue increase was driven by higher demand for our DNS solutions to direct and manage Internet traffic. In addition, Registry Services revenue increased due to continued growth in the number of common short codes and domain names under management. Segment operating costs for Enterprise Services totaled $21.6 million, a decrease of $1.6 million. This decrease in segment operating costs was due to a decrease of $0.8 million in advertising and external marketing costs. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $22.2 million, an increase of $3.3 million.
Information Services. Revenue from our Information Services operating segment increased $3.8 million due to an increase of $3.4 million in revenue from Verification & Analytics Services and an increase of $0.4 million in revenue from

Local Search & Licensed Data Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions. Segment operating costs for Information Services totaled $23.7 million, an increase of $2.7 million. This increase in segment operating costs was due to an increase of $1.9 million in personnel and personnel-related expense and an increase of $0.7 million in information technology and systems costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $18.1 million, an increase of $1.1 million.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2013
The following table presents an overview of our results of operations for the six months ended June 30, 2012 and 2013:

	Six Months Ended June 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue:
Carrier Services	$250,720	$266,904	$16,184	6.5%
Enterprise Services	81,574	88,570	6,996	8.6%
Information Services	73,750	81,292	7,542	10.2%
Total revenue	406,044	436,766	30,722	7.6%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	91,025	99,516	8,491	9.3%
Sales and marketing	79,426	84,215	4,789	6.0%
Research and development	15,820	15,100	(720)	(4.6)%
General and administrative	41,084	43,006	1,922	4.7%
Depreciation and amortization	45,419	49,355	3,936	8.7%
Restructuring charges	524	2	(522)	(99.6)%
	273,298	291,194	17,896	6.5%
Income from operations	132,746	145,572	12,826	9.7%
Other (expense) income:
Interest and other expense	(16,597)	(23,355)	(6,758)	40.7%
Interest and other income	339	228	(111)	(32.7)%
Income before income taxes	116,488	122,445	5,957	5.1%
Provision for income taxes	43,934	45,283	1,349	3.1%
Net income	$72,554	$77,162	$4,608	6.4%
Net income per share:
Basic	$1.08	$1.17
Diluted	$1.06	$1.15
Weighted average common shares outstanding:
Basic	67,060	65,855
Diluted	68,132	67,301
Revenue
Carrier Services. Revenue from our Carrier Services operating segment increased $16.2 million due to an increase of $14.4 million in revenue from Numbering Services and an increase of $1.8 million in revenue from our OMS. In particular, the Numbering Services revenue increase was driven by a $13.3 million increase in the fixed fee established under our contracts to provide NPAC Services.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $7.0 million due to an increase of $3.7 million in revenue from Registry Services and an increase of $3.3 million in revenue from IIS. In particular, the Registry Services revenue increase was driven by continued growth in the number of domain names and common short codes under management and an increase in transactions in one of our new registries. In addition, IIS revenue increased due to higher demand for our managed DNS solutions to direct and manage Internet traffic.
Information Services. Revenue from our Information Services operating segment increased $7.5 million due to an increase of $6.5 million in revenue from Verification & Analytics Services and an increase of $1.0 million in revenue from Local Search & Licensed Data Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local

Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions.
Expense
Cost of revenue. Cost of revenue increased $8.5 million due to an increase of $4.6 million in personnel and personnel-related expense, an increase of $3.8 million in costs related to our information technology and systems, an increase of $1.5 million in royalties, and a decrease of $1.6 million in deferred costs. In particular, the increase in personnel and personnel-related expense was due to an increase in stock-based compensation and salary and benefits. The increase in stock-based compensation expense was driven by the grant of performance-based equity to a higher number of existing and new employees. The increase in salary and benefits was driven by increased headcount in our technology teams. The increases in royalty expense and costs related to our information technology and systems were driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs.
Sales and marketing. Sales and marketing expense increased $4.8 million due to an increase of $5.2 million in personnel and personnel-related expense. In particular, the increase in personnel and personnel-related expense was due to an increase in stock-based compensation and salary and benefits. The increase in stock-based compensation expense was driven by the grant of performance-based equity to a higher number of existing and new employees. The increase in salary and benefits was driven by increased headcount in our sales and marketing teams to support service offerings and the migration of employees to a common benefits plan.
Research and development. Research and development expense for the six months ended June 30, 2012 was comparable to the expense for the six months ended June 30, 2013.
General and administrative. General and administrative expense increased $1.9 million due to an increase of $1.8 million in personnel and personnel-related expense. In particular, stock-based compensation expense increased $2.6 million driven by the grant of performance-based equity to a higher number of existing and new employees. This increase was partially offset by a decrease of $1.1 million in severance-related costs.
Depreciation and amortization. Depreciation and amortization expense increased $3.9 million due to an increase of $5.5 million in depreciation expense related to capitalized software costs. This increase was partially offset by a decrease of $1.1 million in depreciation expense related to capital leases.
Restructuring charges. Restructuring charges for the six months ended June 30, 2012 were comparable to the charges recorded for the six months ended June 30, 2013.
Interest and other expense. Interest and other expense increased $6.8 million due to a $10.9 million loss on debt modification and extinguishment recorded in connection with the refinancing of our 2011 Credit Facilities. This increase was partially offset by $4.5 million in lower interest expense as a result of the refinancing of our 2011 Credit Facilities.
Interest and other income. Interest and other income for the six months ended June 30, 2012 was comparable to the income for the six months ended June 30, 2013.
Provision for income taxes. Our effective tax rate decreased to 37.0% for the six months ended June 30, 2013 from 37.7% for the six months ended June 30, 2012 primarily due to benefits from federal research tax credits and a domestic production activities deduction. The reduction in our effective tax rate was partially offset by a discrete benefit for foreign tax credits recorded in the second quarter of 2012.

Summary of Operating Segments
The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the six months ended June 30, 2012 and 2013 (in thousands):

	Six Months Ended June 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
Revenue:
Carrier Services	$250,720	$266,904	$16,184	6.5%
Enterprise Services	81,574	88,570	6,996	8.6%
Information Services	73,750	81,292	7,542	10.2%
Total revenue	$406,044	$436,766	$30,722	7.6%
Segment contribution:
Carrier Services	$218,884	$231,480	$12,596	5.8%
Enterprise Services	35,597	43,088	7,491	21.0%
Information Services	35,005	35,879	874	2.5%
Total segment contribution	289,486	310,447	20,961	7.2%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	49,010	51,932	2,922	6.0%
Sales and marketing	12,365	12,920	555	4.5%
Research and development	9,291	8,828	(463)	(5.0)%
General and administrative	40,131	41,838	1,707	4.3%
Depreciation and amortization	45,419	49,355	3,936	8.7%
Restructuring charges	524	2	(522)	(99.6)%
Income from operations	$132,746	$145,572	$12,826	9.7%
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
The following is a discussion of our operating segment results for the six months ended June 30, 2012 and 2013:
Carrier Services. Revenue from our Carrier Services operating segment increased $16.2 million due to an increase of $14.4 million in revenue from Numbering Services and an increase of $1.8 million in revenue from our OMS. In particular, the Numbering Services revenue increase was driven by a $13.3 million increase in the fixed fee established under our contracts to provide NPAC Services. Segment operating costs for Carrier Services totaled $35.4 million, an increase of $3.6 million. This increase was due to an increase in information technology and systems costs driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $231.5 million, an increase of $12.6 million.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $7.0 million due to an increase of $3.7 million in revenue from Registry Services and an increase of $3.3 million in revenue from IIS. In particular, the Registry Services revenue increase was driven by continued growth in the number of domain names and common short codes under management and an increase in transactions in one of our new registries. In addition, IIS revenue increased due to higher demand for our managed DNS solutions to direct and manage Internet traffic. Segment operating costs for Enterprise Services totaled $45.5 million, a decrease of $0.5 million. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $43.1 million, an increase of $7.5 million.
Information Services. Revenue from our Information Services operating segment increased $7.5 million due to an increase of $6.5 million in revenue from Verification & Analytics Services and an increase of $1.0 million in revenue from Local Search & Licensed Data Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions. Segment operating costs for Information Services totaled $45.4 million, an increase of $6.7 million. This increase in segment operating costs was due to an increase of $4.9 million in personnel and personnel-related expense and an increase of $1.2 million in information technology and systems costs. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $35.9 million, an increase of $0.9 million.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for share repurchases, capital expenditures, debt service requirements and acquisitions.
Total cash, cash equivalents and investments were $381.6 million at June 30, 2013, an increase of $37.7 million from $343.9 million at December 31, 2012. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.
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
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of June 30, 2013, we had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.2 million, exclusive of outstanding letters of credit totaling $7.8 million.
Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of the quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.
The loans outstanding under the 2013 Credit Facilities (Loans) bear interest, at our option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning on March 31, 2013. As of June 30, 2013, accrued interest under the 2013 Credit Facilities was $0.1 million.
We may voluntarily prepay the Loans at any time in minimum amounts of $1 million or an integral multiple of $500,000 in excess thereof. The 2013 Credit Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, insurance receipts, and dispositions. The 2013 Term Facility also contains certain events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding may, at the option of the required lenders, accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken.

As of June 30, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities was $9.4 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $0.9 million for the three and six months ended June 30, 2013, respectively, and was reported as interest expense in the consolidated statements of operations.
Senior Notes
On January 22, 2013, we closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended. The Senior Notes were issued pursuant to an indenture, dated as of January 22, 2013, among us, certain of our domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Senior Notes are the general unsecured senior obligations of us and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors.
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of June 30, 2013, accrued interest under the Senior Notes was $5.9 million.
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
After July 15, 2016 and prior to January 15, 2018, we may redeem some or all of the Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. During the 12-month period commencing on January 15 of the relevant year listed below, we may redeem some or all of the Senior Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2018 at a redemption price of 102.25%; 2019 at a redemption price of 101.50%; 2020 at a redemption price of 100.75%; and 2021 and thereafter at a redemption price of 100.00%. If we experience certain changes of control together with a ratings downgrade, we will be required to offer to purchase all of the Senior Notes then outstanding at a purchase price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to, the date of purchase. If we sell certain assets and do not repay certain debt or reinvest the proceeds of such sales within certain time periods, we will be required to offer to repurchase the Senior Notes with such proceeds at 100.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
The Senior Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and defaults related to bankruptcy events. The Senior Notes also contain customary negative covenants.
As of June 30, 2013, deferred financing costs related to the Senior Notes was $14.9 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and is reported as interest expense in the consolidated statements of operations.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the six months ended June 30, 2013 was $134.8 million, as compared to $141.6 million for the six months ended June 30, 2012. This $6.8 million decrease in net cash provided by operating activities was the result of an increase in non-cash adjustments of $22.4 million, partially offset by a decrease in net changes in operating assets and liabilities of $33.8 million.
Non-cash adjustments increased $22.4 million driven by a loss on debt modification and extinguishment of $10.9 million recorded in the first quarter of 2013 related to our debt refinancing, an increase of $7.1 million in stock-based compensation, an increase of $3.9 million in depreciation and amortization expense, and an increase of $3.4 million in excess tax benefits from stock option exercises. These increases in non-cash adjustments were partially offset by a decrease of $3.3 million in deferred income taxes.
Net changes in operating assets and liabilities decreased $33.8 million primarily due to a decrease of $40.2 million in income taxes receivable, a decrease of $14.6 million in prepaid expenses and other current assets, and a decrease of

$7.3 million in deferred revenue. These decreases in net changes in operating assets and liabilities were partially offset by an increase of $11.2 million in accounts and unbilled receivables, an increase of $10.0 million in accounts payable and accrued expenses, an increase of $5.0 million in other liabilities, and an increase of $2.3 million in income taxes payable.
Cash flows from investing
Net cash used in investing activities for the six months ended June 30, 2013 was $31.3 million, as compared to $22.1 million for six months ended June 30, 2012. This $9.2 million increase in net cash used in investing activities was due to an increase of $8.5 million in cash used for the acquisition of certain assets of a service order administrative business.
Cash flows from financing
Net cash used in financing activities was $63.5 million for the six months ended June 30, 2013, as compared to $16.8 million for the six months ended June 30, 2012. This $46.7 million increase in net cash used in financing activities was primarily due to an increase of $40.4 million in cash used for the purchase of our Class A common stock under our share repurchase programs, a decrease of $25.5 million in proceeds from the exercise of stock options, cash used of $11.4 million for debt issuance costs attributable to our debt refinancing completed in the first quarter of 2012, and a decrease of $3.4 million in excess tax benefits from stock-based compensation. These increases in cash used were partially offset by net proceeds of $31.7 million attributable to our debt refinancing, and a decrease of $2.7 million in cash used for the purchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings.
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
As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 through April 30, 2013	253,685	$43.47	251,557	$51,878,865
May 1 through May 31, 2013	600,947	47.23	598,865	221,697,030
June 1 through June 30, 2013	621,869	48.42	620,400	191,645,956
Total	1,476,501	$47.09	1,470,822	$191,645,956

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 5,679 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)
On July 28, 2010, we announced the adoption of a share repurchase program. The 2010 program authorized the purchase of up to $300 million of Class A common shares through Rule 10b5-1 programs, open market purchases, privately negotiated transactions or otherwise as market conditions warranted, at prices we deemed appropriate. On May 2, 2013, we announced the adoption of a 2013 share repurchase program, which will expire on December 31, 2013. We may purchase up to $250 million of Class A common shares under the 2013 program, which replaced the 2010 program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date:	July 30, 2013	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar's Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed June 25, 2012.

10.1.3	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between Neustar, Inc. and North American Portability Management, LLC.*

10.1.4	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between Neustar, Inc. and North American Portability Management, LLC.*

10.1.5	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between Neustar, Inc. and North American Portability Management, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

* Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.