Form 10-Q
period 2013-09-30
NEUSTAR INC
filed 2013-10-30
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 62,615,875 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at October 24, 2013.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,255	$352,714
Restricted cash	2,543	1,858
Short-term investments	3,666	—
Accounts receivable, net of allowance for doubtful accounts of $2,161 and $2,266, respectively	131,805	142,130
Unbilled receivables	6,372	12,927
Notes receivable	2,740	1,601
Prepaid expenses and other current assets	17,707	20,335
Deferred costs	7,379	6,873
Income taxes receivable	6,596	4,324
Deferred tax assets	6,693	5,285
Total current assets	525,756	548,047
Property and equipment, net	118,513	111,541
Goodwill	572,178	576,038
Intangible assets, net	288,487	257,492
Notes receivable, long-term	1,008	—
Other assets, long-term	20,782	25,585
Total assets	$1,526,724	$1,518,703
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	September 30, 2013
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,269	$5,730
Accrued expenses	85,424	79,187
Deferred revenue	49,070	49,343
Notes payable	8,125	7,972
Capital lease obligations	1,686	572
Other liabilities	3,856	2,826
Total current liabilities	157,430	145,630
Deferred revenue, long-term	9,922	10,020
Notes payable, long-term	576,688	610,285
Capital lease obligations, long-term	817	245
Deferred tax liabilities, long-term	114,130	103,545
Other liabilities, long-term	21,129	22,264
Total liabilities	880,116	891,989
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and September 30, 2013	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 85,958,791 and 87,000,157 shares issued; and 66,171,702 and 63,193,693 shares outstanding at December 31, 2012 and September 30, 2013, respectively	86	87
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	—	—
Additional paid-in capital	532,743	585,282
Treasury stock, 19,787,089 and 23,806,464 shares at December 31, 2012 and September 30, 2013, respectively, at cost	(604,042)	(800,737)
Accumulated other comprehensive loss	(767)	(1,207)
Retained earnings	718,588	843,289
Total stockholders’ equity	646,608	626,714
Total liabilities and stockholders’ equity	$1,526,724	$1,518,703
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Carrier Services	$125,202	$139,477	$375,922	$406,381
Enterprise Services	43,630	44,896	125,204	133,466
Information Services	42,340	43,260	116,090	124,552
Total revenue	211,172	227,633	617,216	664,399
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	46,339	51,434	137,364	150,950
Sales and marketing	38,040	40,253	117,466	124,468
Research and development	7,663	7,196	23,483	22,296
General and administrative	20,915	23,751	61,999	66,757
Depreciation and amortization	23,622	24,586	69,041	73,941
Restructuring (recoveries) charges	(32)	—	492	2
	136,547	147,220	409,845	438,414
Income from operations	74,625	80,413	207,371	225,985
Other (expense) income:
Interest and other expense	(8,517)	(5,496)	(25,114)	(28,851)
Interest and other income	140	64	479	292
Income before income taxes	66,248	74,981	182,736	197,426
Provision for income taxes	20,495	27,442	64,429	72,725
Net income	$45,753	$47,539	$118,307	$124,701
Net income per share:
Basic	$0.69	$0.74	$1.77	$1.91
Diluted	$0.68	$0.73	$1.74	$1.87
Weighted average common shares outstanding:
Basic	66,523	63,978	66,880	65,223
Diluted	67,623	65,510	67,961	66,713
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net income	$45,753	$47,539	$118,307	$124,701
Other comprehensive income (loss), net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $(21), $61, $(64) and $128, respectively	33	(93)	91	(198)
Reclassification for gains included in net income	—	—	—	—
Net change in unrealized gains on investments, net of tax	33	(93)	91	(198)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(96), $(40) $(414) and $28, respectively	74	39	58	(242)
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustment, net of tax	74	39	58	(242)
Other comprehensive income (loss), net of tax	107	(54)	149	(440)
Comprehensive income	$45,860	$47,485	$118,456	$124,261
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2013
Operating activities:
Net income	$118,307	$124,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,041	73,941
Stock-based compensation	19,987	27,675
Loss on debt modification and extinguishment	—	10,886
Amortization of deferred financing costs and original issue discount on debt	3,020	2,551
Excess tax benefits from stock option exercises	(7,688)	(7,097)
Deferred income taxes	(3,952)	(9,534)
Provision for doubtful accounts	3,117	4,343
Amortization of investment premium (discount), net	420	123
Changes in operating assets and liabilities:
Accounts receivable	(45,383)	(15,998)
Unbilled receivables	(1,662)	(6,555)
Notes receivable	2,073	2,147
Prepaid expenses and other current assets	11,797	(2,133)
Income taxes receivable	42,282	9,369
Other assets	870	332
Other liabilities	(2,701)	441
Accounts payable and accrued expenses	(14,425)	(3,916)
Deferred revenue	6,266	(254)
Net cash provided by operating activities	201,369	211,022
Investing activities:
Purchases of property and equipment	(35,630)	(35,259)
Sales and maturities of investments	5,968	3,543
Purchases of investments	(1,494)	—
Business acquired	—	(8,500)
Net cash used in investing activities	(31,156)	(40,216)
Financing activities:
Decrease of restricted cash	3	685
Proceeds from notes payable, net of discount	—	624,244
Extinguishment of note payable	—	(592,500)
Debt issuance costs	—	(11,410)
Payments under notes payable obligations	(4,500)	(6,094)
Principal repayments on capital lease obligations	(2,886)	(1,686)
Proceeds from exercise of common stock options	52,085	18,225
Excess tax benefits from stock-based compensation	7,688	7,097
Repurchase of restricted stock awards	(9,631)	(6,861)
Repurchase of common stock	(73,803)	(189,834)
Net cash used in financing activities	(31,044)	(158,134)
Effect of foreign exchange rates on cash and cash equivalents	(357)	(213)
Net increase in cash and cash equivalents	138,812	12,459
Cash and cash equivalents at beginning of period	122,237	340,255
Cash and cash equivalents at end of period	$261,049	$352,714
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a trusted provider of real-time information and analysis using proprietary and hard to replicate data sets. The Company’s customers use its services for commercial insights that help them promote and protect their businesses. The Company combines proprietary, third party and customer data sets to develop unique algorithms, models, point solutions and complete work flow solutions. Among other things, chief marketing, security, information and operating officers use these real-time insights to identify who or what is at the other end of a transaction, the geographic context of a transaction and the most appropriate response. The Company provides its services in a trusted and neutral manner. The Company’s customers access its databases through standard connections, which the Company believes is the most efficient and cost effective way to exchange operationally essential data in a secured environment that does not favor any particular customer or technology. Today the Company primarily serves customers in the Internet, telecommunications, technology, financial services, retail, and media and advertising verticals.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K) filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Fair Value of Financial Instruments
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its investments using third-party pricing sources, which primarily use a consensus price or weighted average price for the fair value assessment. The consensus price is determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices are based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating) (see Note 4). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its $325 million senior secured term loan facility (2013 Term Facility) approximates the fair value of the debt as the terms and interest rates approximate market rates (see Note 6). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (see Note 6).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$340,255	$340,255	$352,714	$352,714
Restricted cash (current assets)	2,543	2,543	1,858	1,858
Short-term investments	3,666	3,666	—	—
Notes receivable (including current portion)	3,748	3,748	1,601	1,601
Marketable securities (other assets, long-term)	4,458	4,458	3,491	3,491
Deferred compensation (other liabilities, long-term)	3,874	3,874	3,599	3,599
2011 Term Facility (including current portion, net of discount)	584,813	584,813	—	—
2013 Term Facility (including current portion, net of discount)	—	—	318,257	318,257
Senior Notes (including current portion)	—	—	300,000	272,063
Restricted Cash
As of December 31, 2012 and September 30, 2013, cash of $2.5 million and $1.9 million, respectively, was restricted for deposits on leased facilities.
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
The Company's investments were comprised of pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments were accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments - Debt and Equity Securities Topic of the FASB ASC. As of December 31, 2012, both the amortized cost and estimated fair value of the investments were $3.7 million. The Company had no investments as of September 30, 2013.
During the three and nine months ended September 30, 2012, the Company sold approximately $3.6 million and $6.0 million, respectively, of available-for-sale securities and recognized minimal gains for both periods. During the three and nine months ended September 30, 2013, the Company sold approximately $1.4 million and $3.5 million, respectively, of available-for-sale securities and recognized minimal gains for both periods. The Company did not record any impairment charges related to these investments during the three and nine months ended September 30, 2012 and 2013.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

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
The following table sets forth, as of December 31, 2012 and September 30, 2013, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$3,666	$—	$3,666
Marketable securities(1)	4,458	—	—	4,458
Total	$4,458	$3,666	$—	$8,124

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,491	$—	$—	$3,491

(1)
The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

5.	GOODWILL AND INTANGIBLE ASSETS
On May 2, 2013, the Company acquired certain assets of a service order administrative business.  Total consideration for this purchase included cash consideration of $10.0 million, of which $8.5 million was paid on closing and $1.5 million was retained by the Company as a reserve fund for satisfaction of potential indemnification claims.  The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included within the Carrier Services segment in the Company's consolidated statement of operations since the date of the acquisition.  Of the total purchase price, the Company recorded $6.1 million of definite-lived intangible assets and $3.9 million of goodwill.  Goodwill is expected to be deductible for tax purposes.
Goodwill
The Company’s goodwill by operating segment as of December 31, 2012 and September 30, 2013 is as follows (in thousands):

	December 31, 2012	Acquisition	September 30, 2013
Carrier Services:
Gross goodwill	$222,355	$3,860	$226,215
Accumulated impairments	(93,602)	—	(93,602)
Net goodwill	128,753	3,860	132,613
Enterprise Services:
Gross goodwill	16,198	—	16,198
Accumulated impairments	—	—	—
Net goodwill	16,198	—	16,198
Information Services:
Gross goodwill	427,227	—	427,227
Accumulated impairments	—	—	—
Net goodwill	427,227	—	427,227
Total:
Gross goodwill	665,780	3,860	669,640
Accumulated impairments	(93,602)	—	(93,602)
Net goodwill	$572,178	$3,860	$576,038

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2012	September 30, 2013	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$315,098	$320,939	7.9
Accumulated amortization	(69,526)	(97,006)
Customer lists and relationships, net	245,572	223,933
Acquired technology	58,859	59,060	4.8
Accumulated amortization	(20,387)	(28,172)
Acquired technology, net	38,472	30,888
Trade name	7,630	7,630	3.0
Accumulated amortization	(3,187)	(5,045)
Trade name, net	4,443	2,585
Non-compete agreement	—	100	3.0
Non-compete agreement amortization	—	(14)
Non-compete agreement, net	—	86
Intangible assets, net	$288,487	$257,492
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $12.6 million and $12.4 million for the three months ended September 30, 2012 and 2013, respectively, and $37.7 million and $37.1 million for the nine months ended September 30, 2012 and 2013, respectively. Amortization expense related to intangible assets for the years ended December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is expected to be approximately $49.4 million, $48.7 million, $46.7 million, $44.9 million, $36.4 million and $68.5 million, respectively. Intangible assets as of September 30, 2013 will be fully amortized during the year ended December 31, 2021.

6.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2012	September 30, 2013
2011 Term Facility (net of discount)	$584,813	$—
2013 Term Facility (net of discount)	—	318,257
Senior Notes	—	300,000
Total	584,813	618,257
Less: current portion, net of discount	(8,125)	(7,972)
Long-term portion	$576,688	$610,285
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
On January 22, 2013, the Company entered into a credit facility that provided for a $325 million senior secured term loan facility (2013 Term Facility) and a $200 million senior secured revolving credit facility (2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities). In addition, the Company closed an offering of $300 million aggregate principal amount of senior notes (Senior Notes). The Company used the proceeds received from the 2013 Term Facility and

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

Senior Notes to repay its outstanding principal borrowings of $592.5 million under the 2011 Term Facility. The Company used available borrowings under the 2013 Revolving Facility to secure outstanding letters of credit totaling $7.8 million that were previously secured by the 2011 Revolving Facility. The 2011 Credit Facilities were terminated in connection with this refinancing event.
Certain investors of the 2011 Credit Facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the 2011 Credit Facilities either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, during the three months ended March 31, 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors of the 2011 Credit Facilities that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense, in connection with this refinancing event.
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio (as defined in the 2013 Credit Facilities) on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of September 30, 2013, the Company had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.0 million, exclusive of outstanding letters of credit totaling $8.0 million.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

the required lenders, accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken.
As of September 30, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $8.9 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, and was reported as interest expense in the consolidated statements of operations.
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
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of September 30, 2013, accrued interest under the Senior Notes was $2.8 million. At September 30, 2013, the estimated fair value of the Senior Notes was $272.1 million and was determined using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2 inputs).
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
As of September 30, 2013, deferred financing costs related to the Senior Notes were $14.6 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, and is reported as interest expense in the consolidated statements of operations.

7.	STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of September 30, 2013, a total of 5,972,189 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. As of September 30, 2013, a total of 600,000 shares were available to be issued under the ESPP from the Company's treasury stock.
Stock-based compensation expense recognized for the three months ended September 30, 2012 and 2013 was $9.0 million and $9.7 million, respectively, and $20.0 million and $27.7 million for the nine months ended September 30, 2012 and 2013, respectively. As of September 30, 2013, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $51.5 million, which the Company expects to recognize over a weighted average period of approximately 1.37 years. Total unrecognized compensation expense as of September 30, 2013 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. No options were granted during the three and nine months ended September 30, 2012 and 2013. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,296,040	$24.81
Options granted	—	—
Options exercised	(744,865)	24.28
Options forfeited	(330,873)	27.36
Outstanding at September 30, 2013	2,220,302	$24.61	$55.2	6.31
Exercisable at September 30, 2013	1,373,579	$23.91	$35.1	5.82
The aggregate intrinsic value of options exercised for the nine months ended September 30, 2013 was $17.8 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	305,390	$24.20
Restricted stock granted	—	—
Restricted stock vested	(101,520)	25.02
Restricted stock forfeited	(33,172)	26.43
Outstanding at September 30, 2013	170,698	$23.28	$8.4
The total aggregate intrinsic value of restricted stock vested during the nine months ended September 30, 2013 was $4.6 million. During the three and nine months ended September 30, 2013, the Company repurchased 2,866 and 37,301 shares of common stock, respectively, for an aggregate purchase price of $0.2 million and $1.7 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their tax withholding obligations.
Performance Vested Restricted Stock Units
2012 Long-Term Incentive Program
During the nine months ended September 30, 2013, the Company awarded 99,210 PVRSUs, of which 49,605 PVRSUs were granted with an aggregate fair value of $2.2 million.  During the three months ended March 31, 2013, the Company established the performance goals for the period beginning on January 1, 2013 and ending on December 31, 2013. The establishment of the 2013 performance goals resulted in the grant of 606,456 PVRSUs with an aggregate fair value of $26.7 million, originally awarded during the year ended December 31, 2012.
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
2013 Long-Term Incentive Program
During the nine months ended September 30, 2013, the Company awarded 230,840 PVRSUs, of which 65,079 PVRSUs were granted with an aggregate fair value of $3.1 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest. As of September 30, 2013, the level of achievement of the performance target awards for PVRSUs performance years 2011, 2012 and 2013 was 134%, 129.5% and 100%, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2012	971,023	$31.72
Granted	721,140	44.34
Incremental achieved (1)	170,225	36.32
Vested	(159,346)	22.85
Forfeited	(233,140)	35.59
Non-vested September 30, 2013	1,469,902	$38.79	$72.7

(1)
Incremental achieved represents the additional awards in excess of the target grant resulting from the achievement of performance goals at levels above the performance targets established at the grant date.

The total aggregate intrinsic value of PVRSUs vested during the nine months ended September 30, 2013 was approximately $6.7 million. The Company repurchased 60,075 shares of common stock for an aggregate purchase price of $2.5 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	922,550	$33.20
Granted	80,374	48.29
Vested	(174,065)	38.28
Forfeited	(73,491)	36.98
Outstanding at September 30, 2013	755,368	$33.27	$37.4

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

During the nine months ended September 30, 2013, the Company granted 80,374 restricted stock units to certain employees with an aggregate fair value of $3.9 million.  Restricted stock units granted to executive management will vest annually in 5 equal installments. Restricted stock units granted to non-executive management will vest annually in 4 equal installments.
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

Three and Nine Months Ended September 30, 2013
Dividend yield	—%
Expected volatility	24.05%
Risk-free interest rate	0.08%
Expected life of employee stock purchase plan options (in months)	6
Dividend yield - The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
Expected volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company considered the historical volatility of its stock price over a term similar to the expected life of the option to purchase shares under the ESPP during a 6 month purchase period.
Risk-free interest rate - The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the ESPP options.
Expected life of ESPP options - The expected life of ESPP options was based on the six-month purchase period.
Share Repurchase Program
Under the 2010 share repurchase program, during the nine months ended September 30, 2013, the Company purchased 0.8 million shares of its Class A common stock at an average price of $44.09 per share for a total purchase price of $35.4 million. As of September 30, 2013, a total of 8.0 million shares at an average price of $31.07 per share had been purchased under the 2010 share repurchase program for an aggregate purchase price of $248.1 million. All purchased shares are accounted for as treasury shares.
On May 2, 2013, the Company announced that its Board of Directors authorized a $250 million share repurchase program, commencing in the second quarter of 2013 and expiring on December 31, 2013. This program replaced the 2010 share repurchase program. Under the 2013 share repurchase program, during the three and nine months ended September 30, 2013, the Company purchased 1.8 million and 3.0 million shares, respectively, of its Class A common stock at an average price of $52.06 and $50.38 per share, respectively, for a total purchase price of $96.1 million and $154.5 million, respectively. All purchased shares are accounted for as treasury shares.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

8.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Computation of basic net income per common share:
Net income	$45,753	$47,539	$118,307	$124,701
Weighted average common shares and participating securities outstanding – basic	66,523	63,978	66,880	65,223
Basic net income per common share	$0.69	$0.74	$1.77	$1.91
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	66,523	63,978	66,880	65,223
Effect of dilutive securities:
Stock-based awards	1,100	1,532	1,081	1,490
Weighted average common shares outstanding – diluted	67,623	65,510	67,961	66,713
Diluted net income per common share	$0.68	$0.73	$1.74	$1.87
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options, warrants and shares issuable under our ESPP, to the extent the impact is dilutive. Stock-based awards to purchase an aggregate of 583,482 and 23,897 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended September 30, 2012 and 2013, respectively, due to their anti-dilutive effects. Stock-based awards to purchase an aggregate of 637,385 and 50,703 shares were excluded from the calculation of the denominator for diluted net income per common share for the nine months ended September 30, 2012 and 2013, respectively, due to their anti-dilutive effects.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides a reconciliation of the changes in accumulated other comprehensive income, net of tax, by component (in thousands):

	Unrealized Gains and Losses on Investments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2012	$142	$(909)	$(767)
Other comprehensive loss before reclassifications	(198)	(242)	(440)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(198)	(242)	(440)
Balance at September 30, 2013	$(56)	$(1,151)	$(1,207)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

10.	OTHER (EXPENSE) INCOME
Other (expense) income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Interest and other expense:
Interest expense	$8,622	$5,809	$25,489	$18,146
Loss on debt modification and extinguishment	—	—	—	10,886
Gain on asset disposals	(31)	(203)	(76)	(248)
Foreign currency transaction gain	(74)	(215)	(299)	(82)
Other	—	105	—	149
Total	$8,517	$5,496	$25,114	$28,851
Interest and other income:
Interest income	$140	$64	$479	$292
Total	$140	$64	$479	$292

11.	INCOME TAXES
The Company’s effective tax rate increased to 36.8% for the nine months ended September 30, 2013 from 35.3% for the nine months ended September 30, 2012 primarily due to discrete benefits for the foreign tax credit and domestic production activities deduction recorded in the second and third quarters of 2012.
As of December 31, 2012 and September 30, 2013, the Company had unrecognized tax benefits of $4.4 million and $6.3 million, respectively, of which $4.1 million and $5.9 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2012 and 2013, the Company recognized potential interest and penalties of $8,000 and $14,000, respectively, and $98,000 and $55,000 for the nine months ended September 30, 2012 and 2013, respectively. As of December 31, 2012 and September 30, 2013, the Company had established reserves of approximately $194,000 and $249,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS has initiated an examination of the Company’s 2009 federal income tax return. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $407,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

Information for the three and nine months ended September 30, 2012 and 2013 regarding the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue:
Carrier Services	$125,202	$139,477	$375,922	$406,381
Enterprise Services	43,630	44,896	125,204	133,466
Information Services	42,340	43,260	116,090	124,552
Total revenue	$211,172	$227,633	$617,216	$664,399
Segment contribution:
Carrier Services	$109,359	$121,288	$328,243	$352,768
Enterprise Services	20,314	22,393	55,911	65,481
Information Services	24,064	21,741	59,069	57,620
Total segment contribution	153,737	165,422	443,223	475,869
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,989	26,091	73,999	78,023
Sales and marketing	6,050	6,524	18,415	19,444
Research and development	4,270	4,551	13,561	13,379
General and administrative	20,213	23,257	60,344	65,095
Depreciation and amortization	23,622	24,586	69,041	73,941
Restructuring charges	(32)	—	492	2
Income from operations	$74,625	$80,413	$207,371	$225,985
Assets are not tracked by segment and the CODM does not evaluate segment performance based on asset utilization.
Enterprise-Wide Disclosures
Geographic area revenues and service offering revenues from external customers for the three and nine months ended September 30, 2012 and 2013, and geographic area long-lived assets as of December 31, 2012 and September 30, 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues by geographical areas:
North America	$200,891	$213,403	$584,486	$627,652
Europe and Middle East	6,391	7,560	20,624	21,487
Other regions	3,890	6,670	12,106	15,260
Total revenues	$211,172	$227,633	$617,216	$664,399

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues by service offerings:
Carrier Services:
Numbering Services	$111,726	$119,873	$333,111	$355,693
Order Management Services	10,104	16,299	31,555	39,561
IP Services	3,372	3,305	11,256	11,127
Total Carrier Services	125,202	139,477	375,922	406,381
Enterprise Services:
Internet Infrastructure Services	22,856	25,026	67,034	72,528
Registry Services	20,774	19,870	58,170	60,938
Total Enterprise Services	43,630	44,896	125,204	133,466
Information Services:
Identification Services	24,212	23,246	69,888	68,915
Verification & Analytics Services	13,078	14,081	31,135	38,650
Local Search & Licensed Data Services	5,050	5,933	15,067	16,987
Total Information Services	42,340	43,260	116,090	124,552
Total revenues	$211,172	$227,633	$617,216	$664,399

	December 31, 2012	September 30, 2013
Long-lived assets, net
North America	$406,973	$369,012
Central America	16	9
Europe and Middle East	10	11
Other regions	1	1
Total long-lived assets, net	$407,000	$369,033

13.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2012 and September 30, 2013 and for the three and nine months ended September 30, 2012 and 2013 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 6, are full and unconditional and joint and several.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$330,849	$5,372	$4,034	$—	$340,255
Restricted cash	1,481	845	217	—	2,543
Short-term investments	3,666	—	—	—	3,666
Accounts receivable, net	75,849	54,599	1,357	—	131,805
Unbilled receivables	1,221	5,030	121	—	6,372
Notes receivable	2,740	—	—	—	2,740
Prepaid expenses and other current assets	14,306	3,057	344	—	17,707
Deferred costs	6,989	296	94	—	7,379
Income taxes receivable	7,043	—	—	(447)	6,596
Deferred tax assets	3,278	4,020	—	(605)	6,693
Intercompany receivable	16,856	—	—	(16,856)	—
Total current assets	464,278	73,219	6,167	(17,908)	525,756
Property and equipment, net	92,183	26,303	27	—	118,513
Goodwill	80,911	467,538	23,729	—	572,178
Intangible assets, net	18,025	270,462	—	—	288,487
Notes receivable, long-term	1,008	—	—	—	1,008
Net investments in subsidiaries	703,394	—	—	(703,394)	—
Deferred tax assets, long-term	—	—	710	(710)	—
Other assets, long-term	20,224	548	10	—	20,782
Total assets	$1,380,023	$838,070	$30,643	$(722,012)	$1,526,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,117	$2,819	$333	$—	$9,269
Accrued expenses	65,956	17,382	2,086	—	85,424
Income taxes payable	—	—	447	(447)	—
Deferred revenue	29,031	18,473	1,566	—	49,070
Notes payable	8,125	—	—	—	8,125
Capital lease obligations	1,686	—	—	—	1,686
Deferred tax liabilities	—	—	605	(605)	—
Other liabilities	2,288	1,432	136	—	3,856
Intercompany payable	—	115	16,741	(16,856)	—
Total current liabilities	113,203	40,221	21,914	(17,908)	157,430
Deferred revenue, long-term	9,234	688	—	—	9,922
Notes payable, long-term	576,688	—	—	—	576,688
Capital lease obligations, long-term	817	—	—	—	817
Deferred tax liabilities, long-term	17,448	97,392	—	(710)	114,130
Other liabilities, long-term	14,772	6,357	—	—	21,129
Total liabilities	732,162	144,658	21,914	(18,618)	880,116
Total stockholders’ equity	647,861	693,412	8,729	(703,394)	646,608
Total liabilities and stockholders’ equity	$1,380,023	$838,070	$30,643	$(722,012)	$1,526,724

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$346,639	$228	$5,847	$—	$352,714
Restricted cash	1,260	595	3	—	1,858
Accounts receivable, net	87,133	53,605	1,392	—	142,130
Unbilled receivables	3,198	7,489	2,240	—	12,927
Notes receivable	1,601	—	—	—	1,601
Prepaid expenses and other current assets	16,427	3,707	201	—	20,335
Deferred costs	6,406	371	96	—	6,873
Income taxes receivable	5,134	—	—	(810)	4,324
Deferred tax assets	4,133	1,974	—	(822)	5,285
Intercompany receivable	12,255	—	—	(12,255)	—
Total current assets	484,186	67,969	9,779	(13,887)	548,047
Property and equipment, net	90,897	20,623	21	—	111,541
Goodwill	84,771	467,538	23,729	—	576,038
Intangible assets, net	21,993	235,499	—	—	257,492
Net investments in subsidiaries	686,209	—	—	(686,209)	—
Deferred tax assets, long-term	—	—	148	(148)	—
Other assets, long-term	24,656	763	166	—	25,585
Total assets	$1,392,712	$792,392	$33,843	$(700,244)	$1,518,703
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,146	$1,584	$—	$—	$5,730
Accrued expenses	60,138	15,517	3,532	—	79,187
Income taxes payable	—	—	810	(810)	—
Deferred revenue	30,726	17,682	935	—	49,343
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	572	—	—	—	572
Deferred tax liability	—	—	822	(822)	—
Other liabilities	1,999	817	10	—	2,826
Intercompany payable	—	—	12,255	(12,255)	—
Total current liabilities	105,553	35,600	18,364	(13,887)	145,630
Deferred revenue, long-term	9,354	666	—	—	10,020
Notes payable, long-term	610,285	—	—	—	610,285
Capital lease obligations, long-term	245	—	—	—	245
Deferred tax liabilities, long-term	22,939	80,754	—	(148)	103,545
Other liabilities, long-term	16,302	5,962	—	—	22,264
Total liabilities	764,678	122,982	18,364	(14,035)	891,989
Total stockholders’ equity	628,034	669,410	15,479	(686,209)	626,714
Total liabilities and stockholders’ equity	$1,392,712	$792,392	$33,843	$(700,244)	$1,518,703

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$144,913	$64,445	$2,296	$(482)	$211,172
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	37,359	7,470	1,895	(385)	46,339
Sales and marketing	20,072	16,691	1,303	(26)	38,040
Research and development	4,076	3,565	22	—	7,663
General and administrative	18,088	2,453	445	(71)	20,915
Depreciation and amortization	8,807	14,806	9	—	23,622
Restructuring recoveries	(32)	—	—	—	(32)
	88,370	44,985	3,674	(482)	136,547
Income (loss) from operations	56,543	19,460	(1,378)	—	74,625
Other (expense) income:
Interest and other expense	(8,538)	56	(35)	—	(8,517)
Interest and other income	149	10	(19)	—	140
Income (loss) before income taxes and equity income (loss) in consolidated subsidiaries	48,154	19,526	(1,432)	—	66,248
Provision for income taxes	12,643	7,595	257	—	20,495
Income (loss) before equity income (loss) in consolidated subsidiaries	35,511	11,931	(1,689)	—	45,753
Equity income (loss) in consolidated subsidiaries	10,207	(883)	—	(9,324)	—
Net income (loss)	$45,718	$11,048	$(1,689)	$(9,324)	$45,753
Comprehensive income (loss)	$45,809	$11,048	$(1,673)	$(9,324)	$45,860

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$156,508	$67,140	$4,942	$(957)	$227,633
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	39,493	10,796	1,976	(831)	51,434
Sales and marketing	16,744	22,566	955	(12)	40,253
Research and development	4,463	2,732	1	—	7,196
General and administrative	22,336	1,458	71	(114)	23,751
Depreciation and amortization	10,199	14,383	4	—	24,586
	93,235	51,935	3,007	(957)	147,220
Income from operations	63,273	15,205	1,935	—	80,413
Other (expense) income:
Interest and other expense	(5,462)	(10)	(24)	—	(5,496)
Interest and other income	59	—	5	—	64
Income before income taxes and equity income in consolidated subsidiaries	57,870	15,195	1,916	—	74,981
Provision for income taxes	20,340	6,619	483	—	27,442
Income before equity income in consolidated subsidiaries	37,530	8,576	1,433	—	47,539
Equity income in consolidated subsidiaries	10,009	617	—	(10,626)	—
Net income	$47,539	$9,193	$1,433	$(10,626)	$47,539
Comprehensive income	$47,412	$9,207	$1,492	$(10,626)	$47,485

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$430,224	$180,956	$7,752	$(1,716)	$617,216
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	108,827	23,533	6,253	(1,249)	137,364
Sales and marketing	55,416	58,373	3,878	(201)	117,466
Research and development	12,804	10,450	229	—	23,483
General and administrative	52,747	9,230	288	(266)	61,999
Depreciation and amortization	25,311	43,696	34	—	69,041
Restructuring charges (recoveries)	623	—	(131)	—	492
	255,728	145,282	10,551	(1,716)	409,845
Income (loss) from operations	174,496	35,674	(2,799)	—	207,371
Other (expense) income:
Interest and other expense	(25,511)	211	186	—	(25,114)
Interest and other income	557	43	(121)	—	479
Income (loss) before income taxes and equity income (loss) in consolidated subsidiaries	149,542	35,928	(2,734)	—	182,736
Provision for income taxes	50,123	13,211	1,095	—	64,429
Income (loss) before equity income (loss) in consolidated subsidiaries	99,419	22,717	(3,829)	—	118,307
Equity income (loss) in consolidated subsidiaries	18,853	(1,895)	—	(16,958)	—
Net income (loss)	$118,272	$20,822	$(3,829)	$(16,958)	$118,307
Comprehensive income (loss)	$118,555	$20,670	$(3,811)	$(16,958)	$118,456

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:	$462,132	$193,698	$11,353	$(2,784)	$664,399
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	120,257	30,382	2,838	(2,527)	150,950
Sales and marketing	51,630	69,670	3,192	(24)	124,468
Research and development	12,883	9,411	2	—	22,296
General and administrative	60,836	5,401	753	(233)	66,757
Depreciation and amortization	30,239	43,686	16	—	73,941
Restructuring charges	2	—	—	—	2
	275,847	158,550	6,801	(2,784)	438,414
Income from operations	186,285	35,148	4,552	—	225,985
Other (expense) income:
Interest and other expense	(28,807)	5	(49)	—	(28,851)
Interest and other income	278	1	13	—	292
Income before income taxes and equity income in consolidated subsidiaries	157,756	35,154	4,516	—	197,426
Provision for income taxes	56,499	15,145	1,081	—	72,725
Income before equity income in consolidated subsidiaries	101,257	20,009	3,435	—	124,701
Equity income in consolidated subsidiaries	23,444	1,671	—	(25,115)	—
Net income	$124,701	$21,680	$3,435	$(25,115)	$124,701
Comprehensive income	$124,396	$21,694	$3,286	$(25,115)	$124,261

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$203,887	$62,678	$728	$(65,924)	$201,369
Investing activities:
Purchases of property and equipment	(27,830)	(7,800)	—	—	(35,630)
Sales and maturities of investments	5,968	—	—	—	5,968
Purchases of investments	(1,494)	—	—	—	(1,494)
Net cash used in investing activities	(23,356)	(7,800)	—	—	(31,156)
Financing activities:
Decrease of restricted cash	—	—	3	—	3
Payments under notes payable obligations	(4,500)	—	—	—	(4,500)
Principal repayments on capital lease obligations	(2,886)	—	—	—	(2,886)
Proceeds from exercise of common stock options	52,085	—	—	—	52,085
Excess tax benefits from stock-based compensation	7,676	—	12	—	7,688
Repurchase of restricted stock awards	(9,631)	—	—	—	(9,631)
Repurchase of common stock	(73,803)	—	—	—	(73,803)
Distribution to parent	—	(65,783)	(141)	65,924	—
Net cash used in financing activities	(31,059)	(65,783)	(126)	65,924	(31,044)
Effect of foreign exchange rates on cash and cash equivalents	(224)	(152)	19	—	(357)
Net increase (decrease) in cash and cash equivalents	149,248	(11,057)	621	—	138,812
Cash and cash equivalents at beginning of period	103,029	17,136	2,072	—	122,237
Cash and cash equivalents at end of period	$252,277	$6,079	$2,693	$—	$261,049

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$211,336	$76,858	$10,716	$(87,888)	$211,022
Investing activities:
Purchases of property and equipment	(32,206)	(3,044)	(9)	—	(35,259)
Sales and maturities of investments	3,543	—	—	—	3,543
Business acquired	(8,500)	—	—	—	(8,500)
Net cash used in investing activities	(37,163)	(3,044)	(9)	—	(40,216)
Financing activities:
Decrease (increase) of restricted cash	444	248	(7)	—	685
Proceeds from notes payable, net of discount	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Payments under notes payable obligations	(6,094)	—	—	—	(6,094)
Principal repayments on capital lease obligations	(1,686)	—	—	—	(1,686)
Proceeds from exercise of common stock options	18,225	—	—	—	18,225
Excess tax benefits from stock-based compensation	7,094	—	3	—	7,097
Repurchase of restricted stock awards	(6,861)	—	—	—	(6,861)
Repurchase of common stock	(189,834)	—	—	—	(189,834)
Distribution to parent	—	(79,206)	(8,682)	87,888	—
Net cash used in financing activities	(158,378)	(78,958)	(8,686)	87,888	(158,134)
Effect of foreign exchange rates on cash and cash equivalents	(5)	—	(208)	—	(213)
Net increase (decrease) in cash and cash equivalents	15,790	(5,144)	1,813	—	12,459
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$346,639	$228	$5,847	$—	$352,714

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

13.	SUBSEQUENT EVENT
On October 29, 2013, the Company acquired Aggregate Knowledge, Inc., (Aggregate Knowledge), a leading campaign and predictive analytics platform for advertising agencies and brand marketers, for approximately $119 million in cash consideration. The combination of the Company's real-time, offline and online marketing solutions and Aggregate Knowledge's media intelligence platform provides agencies and marketers the ability to plan, target, engage and measure cross-channel campaigns more effectively in a single view. The comprehensive workflow solution allows marketers to tailor their media spending plans, efficiently reach target audiences, and improve performance and engagement across devices and channels. This privacy-by-design marketing suite will help clients drive greater campaign success and increase return on investment. The purchase will be accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations will be included within the Information Services segment. The purchase was funded with cash on hand.

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
Overview
During the third quarter, we continued to experience increased demand for our services. Revenue increased 8% to $227.6 million as compared to $211.2 million in the third quarter of 2012. Our Carrier Services segment contributed 7% of this increase, driven by a contractual increase of 6.5% in the fixed fee under our contracts to provide number portability services.
Further, we continued to execute our capital allocation strategy of returning cash to shareholders through share repurchases. During the third quarter of 2013, we purchased 1.8 million shares of our Class A common stock under the 2013 share repurchase program at an average price of $52.06 per share for a total price of $96.1 million.
As previously disclosed, in the second quarter of 2013, we submitted our response to the NAPM's Request for Proposal, or RFP, for the selection of the next local number portability administrator in accordance with the RFP submission requirements and timeline.  In August 2013, the NAPM announced the commencement of a best and final offer process. The NAPM's timeline remains unchanged with vendor selection expected to be made in January 2014.  We remain confident in the strength of our response to the NAPM's RFP, and we continue to believe that the high quality of our services provides us the best opportunity to remain the NPAC administrator of local number portability for the communications industry.
On October 29, 2013, we acquired Aggregate Knowledge, Inc., or Aggregate Knowledge, a leading campaign and predictive analytics platform for advertising agencies and brand marketers, for approximately $119 million in cash consideration. The combination of our real-time, offline and online marketing solutions and Aggregate Knowledge's media intelligence platform provides agencies and marketers the ability to plan, target, engage and measure cross-channel campaigns more effectively in a single view. The comprehensive workflow solution allows marketers to tailor their media spending plans, efficiently reach target audiences, and improve performance and engagement across devices and channels. This privacy-by-design marketing suite will help clients drive greater campaign success and increase return on investment. The purchase was funded with cash on hand.
As part of our 2013 strategic planning update, we continue to evolve the way in which we serve our clients and the way in which we go to market with solutions. As part of this planning process, we have been evaluating and continue to evaluate how we manage our business to most effectively serve our clients.
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

Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part I, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, for certain matters that may bear on our results of operations.
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
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance targets within the related performance period. Determining whether the performance targets will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance targets. If any performance goals specific to the restricted stock unit awards are not met, no compensation cost ultimately is recognized for such awards, and to the extent previously recognized, compensation cost is reversed. As of September 30, 2013, we estimated that the level of achievement of the performance targets for performance vested restricted stock units granted during 2013 was 100%.

Consolidated Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2013
The following table presents an overview of our results of operations for the three months ended September 30, 2012 and 2013:

	Three Months Ended September 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue:
Carrier Services	$125,202	$139,477	$14,275	11.4%
Enterprise Services	43,630	44,896	1,266	2.9%
Information Services	42,340	43,260	920	2.2%
Total revenue	211,172	227,633	16,461	7.8%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	46,339	51,434	5,095	11.0%
Sales and marketing	38,040	40,253	2,213	5.8%
Research and development	7,663	7,196	(467)	(6.1)%
General and administrative	20,915	23,751	2,836	13.6%
Depreciation and amortization	23,622	24,586	964	4.1%
Restructuring recoveries	(32)	—	32	(100.0)%
	136,547	147,220	10,673	7.8%
Income from operations	74,625	80,413	5,788	7.8%
Other (expense) income:
Interest and other expense	(8,517)	(5,496)	3,021	(35.5)%
Interest and other income	140	64	(76)	(54.3)%
Income before income taxes	66,248	74,981	8,733	13.2%
Provision for income taxes	20,495	27,442	6,947	33.9%
Net income	$45,753	$47,539	$1,786	3.9%
Net income per share:
Basic	$0.69	$0.74
Diluted	$0.68	$0.73
Weighted average common shares outstanding:
Basic	66,523	63,978
Diluted	67,623	65,510
Revenue
Carrier Services.  Revenue from our Carrier Services operating segment increased $14.3 million due to an increase of $8.1 million in revenue from Numbering Services and an increase of $6.2 million in revenue from our Order Management Services, or OMS. In particular, the Numbering Services revenue increase was driven by a $6.7 million increase in the fixed fee established under our contracts to provide NPAC Services and an increase of $1.8 million in revenue from international local number portability, or LNP. The increase in our OMS revenue was driven by the addition of new customers and increased transactions from existing customers.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $1.3 million due to an increase of $2.2 million in revenue from Internet Infrastructure Services, or IIS, and a decrease of $0.9 million in revenue from Registry Services. In particular, the IIS revenue increase was driven by higher demand for our managed domain name systems, or DNS, solutions, to direct and manage Internet traffic. The decrease in our Registry Services revenue was driven by a reduction in revenue from system enhancements, partially offset by continued growth in the number of domain names under management.

Information Services. Revenue from our Information Services operating segment increased $0.9 million due to an increase of $1.0 million in revenue from Verification & Analytics Services, an increase of $0.9 million in revenue from Local Search & Licensed Data Services, and a decrease of $1.0 million in Identification Services. In particular, the Verification & Analytics Services revenue increase was driven by new clients and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions.
Expense
Cost of revenue. Cost of revenue increased $5.1 million due to an increase of $2.9 million in costs related to our information technology and systems and an increase of $1.4 million in deferred costs. The increase in costs related to our information technology and systems was driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs.
Sales and marketing. Sales and marketing expense increased $2.2 million due to an increase of $3.2 million in advertising and marketing costs and a decrease of $1.0 million in personnel and personnel-related expense. In particular, the increase in advertising and marketing costs was driven by costs incurred to promote awareness of our services and outsourced fees incurred to support our long-term sales strategy.
Research and development. Research and development expense for the three months ended September 30, 2012 was comparable to the expense for the three months ended September 30, 2013.
General and administrative. General and administrative expense increased $2.8 million due to an increase of $2.1 million in professional fees. The increase in professional fees was driven by costs incurred to support business growth, strategic planning and to pursue new business opportunities.
Depreciation and amortization. Depreciation and amortization expense increased $1.0 million due to an increase of $1.7 million in depreciation expense related to capitalized software costs. This increase was partially offset by a decrease of $0.6 million in depreciation expense related to capital leases.
Restructuring recoveries. Restructuring recoveries for the three months ended September 30, 2012 were minimal. We did not incur any restructuring charges or recoveries for the three months ended September 30, 2013.
Interest and other expense. Interest and other expense decreased $3.0 million due to a decrease in interest expense of $2.8 million driven by the refinancing of our 2011 Credit Facilities.
Interest and other income. Interest and other income for the three months ended September 30, 2012 was comparable to the income for the three months ended September 30, 2013.
Provision for income taxes. Our effective tax rate increased to 36.6% for the three months ended September 30, 2013 from 30.9% for the three months ended September 30, 2012. In the third quarter of 2012 we recorded $5.2 million in discrete tax benefits, primarily due to a net tax benefit associated with our domestic production activities deduction. Excluding discrete tax benefits, our effective tax rate was approximately 38.8% and 37.9% for the three months ended September 30, 2012 and 2013, respectively.

Summary of Operating Segments
The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the three months ended September 30, 2012 and 2013 (in thousands):

	Three Months Ended September 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
Revenue:
Carrier Services	$125,202	$139,477	$14,275	11.4%
Enterprise Services	43,630	44,896	1,266	2.9%
Information Services	42,340	43,260	920	2.2%
Total revenue	$211,172	$227,633	$16,461	7.8%
Segment contribution:
Carrier Services	$109,359	$121,288	$11,929	10.9%
Enterprise Services	20,314	22,393	2,079	10.2%
Information Services	24,064	21,741	(2,323)	(9.7)%
Total segment contribution	153,737	165,422	11,685	7.6%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	24,989	26,091	1,102	4.4%
Sales and marketing	6,050	6,524	474	7.8%
Research and development	4,270	4,551	281	6.6%
General and administrative	20,213	23,257	3,044	15.1%
Depreciation and amortization	23,622	24,586	964	4.1%
Restructuring charges	(32)	—	32	(100.0)%
Income from operations	$74,625	$80,413	$5,788	7.8%
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
The following is a discussion of our operating segment results for the three months ended September 30, 2012 and 2013:
Carrier Services. Revenue from our Carrier Services operating segment increased $14.3 million due to an increase of $8.1 million in revenue from Numbering Services and an increase of $6.2 million in revenue from our OMS. In particular, the Numbering Services revenue increase was driven by a $6.7 million increase in the fixed fee established under our contracts to provide NPAC Services and an increase of $1.8 million in revenue from international LNP. The increase in our OMS revenue was driven by the addition of new customers and increased transactions from existing customers. Segment operating costs for Carrier Services totaled $18.2 million, an increase of $2.3 million. This increase in segment operating costs was due to an increase of $1.7 million in royalty expense and an increase of $1.5 million in information technology and systems costs. These increases were partially offset by a decrease of $1.0 million in personnel and personnel-related expense. The increase in royalty expense was driven by revenue growth. The increase in information and technology and systems costs was driven by increased data processing, telecommunications and maintenance costs. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $121.3 million, an increase of $11.9 million.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $1.3 million due to an increase of $2.2 million in revenue from IIS and a decrease of $0.9 million in revenue from Registry Services. In particular, the IIS revenue increase was driven by higher demand for our managed DNS solutions, to direct and manage Internet traffic. The decrease in our Registry Services revenue was driven by a reduction in revenue from system enhancements, partially offset by continued growth in the number of domain names under management. Segment operating costs for Enterprise Services totaled $22.5 million, a decrease of $0.8 million. This decrease in segment operating costs was due to a decrease of $1.8 million in personnel and personnel-related expense, partially offset by an increase of $0.7 million in advertising and marketing costs.

Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $22.4 million, an increase of $2.1 million.
Information Services. Revenue from our Information Services operating segment increased $0.9 million due to an increase of $1.0 million in revenue from Verification & Analytics Services, an increase of $0.9 million in revenue from Local Search & Licensed Data Services, and a decrease of $1.0 million in Identification Services. In particular, the Verification & Analytics Services revenue increase was driven by new clients and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions. Segment operating costs for Information Services totaled $21.5 million, an increase of $3.2 million. This increase in segment operating costs was due to an increase of $1.9 million in personnel and personnel-related expense and an increase of $1.2 million in information technology and systems costs. In particular, the increase in personnel and personnel-related expense was driven by increased headcount in sales and marketing. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $21.7 million, a decrease of $2.3 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2013
The following table presents an overview of our results of operations for the nine months ended September 30, 2012 and 2013:

	Nine Months Ended September 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue:
Carrier Services	$375,922	$406,381	$30,459	8.1%
Enterprise Services	125,204	133,466	8,262	6.6%
Information Services	116,090	124,552	8,462	7.3%
Total revenue	617,216	664,399	47,183	7.6%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	137,364	150,950	13,586	9.9%
Sales and marketing	117,466	124,468	7,002	6.0%
Research and development	23,483	22,296	(1,187)	(5.1)%
General and administrative	61,999	66,757	4,758	7.7%
Depreciation and amortization	69,041	73,941	4,900	7.1%
Restructuring charges	492	2	(490)	(99.6)%
	409,845	438,414	28,569	7.0%
Income from operations	207,371	225,985	18,614	9.0%
Other (expense) income:
Interest and other expense	(25,114)	(28,851)	(3,737)	14.9%
Interest and other income	479	292	(187)	(39.0)%
Income before income taxes	182,736	197,426	14,690	8.0%
Provision for income taxes	64,429	72,725	8,296	12.9%
Net income	$118,307	$124,701	$6,394	5.4%
Net income per share:
Basic	$1.77	$1.91
Diluted	$1.74	$1.87
Weighted average common shares outstanding:
Basic	66,880	65,223
Diluted	67,961	66,713
Revenue
Carrier Services. Revenue from our Carrier Services operating segment increased $30.5 million due to an increase of $22.6 million in revenue from Numbering Services and an increase of $8.0 million in revenue from our OMS. In particular, the Numbering Services revenue increase was driven by a $20.0 million increase in the fixed fee established under our contracts to provide NPAC Services. The increase in our OMS revenue was driven by increased transactions from existing customers and the addition of new customers.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $8.3 million due to an increase of $5.5 million in revenue from IIS and an increase of $2.8 million in revenue from Registry Services. In particular, the IIS revenue increase was driven by higher demand for our managed DNS solutions to direct and manage Internet traffic. The increase in our Registry Services revenue was due to continued growth in the number of domain names under management.
Information Services. Revenue from our Information Services operating segment increased $8.5 million due to an increase of $7.5 million in revenue from Verification & Analytics Services, an increase of $1.9 million in revenue from Local Search & Licensed Data Services, and a decrease of $0.9 million in revenue from Identification Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions.
Expense
Cost of revenue. Cost of revenue increased $13.6 million due to an increase of $6.7 million in costs related to our information technology and systems, an increase of $3.8 million in personnel and personnel-related expense, and an increase of $2.3 million in royalties. The increase in costs related to our information technology and systems was driven by revenue growth that resulted in increased data processing, telecommunications and maintenance costs. The increase in personnel and personnel-related expense was due to an increase in stock-based compensation and salary. The increase in stock-based compensation expense was driven by the grant of performance-based equity to a higher number of existing and new employees.
Sales and marketing. Sales and marketing expense increased $7.0 million due to an increase of $4.2 million in personnel and personnel-related expense and an increase of $2.7 million in advertising and marketing costs. In particular, the increase in personnel and personnel-related expense was due to an increase in stock-based compensation and salary and benefits. The increase in stock-based compensation expense was driven by the grant of performance-based equity to a higher number of existing and new employees. The increase in salary and benefits was driven by increased headcount in our sales and marketing teams to support service offerings and the migration of employees to a common benefits plan. The increase in advertising and marketing costs was driven by costs incurred to promote awareness of our services and outsourced fees incurred to support our long-term sales strategy.
Research and development. Research and development expense decreased $1.2 million due to a decrease of $1.1 million in personnel and personnel-related expense.
General and administrative. General and administrative expense increased $4.8 million due to an increase of $2.5 million in personnel and personnel-related expense, an increase of $1.2 million in bad debt expense, and an increase of $0.5 million in general facilities costs. In particular, stock-based compensation expense increased $3.4 million driven by the grant of performance-based equity to a higher number of existing and new employees.
Depreciation and amortization. Depreciation and amortization expense increased $4.9 million due to an increase of $7.2 million in depreciation expense related to capitalized software costs. This increase was partially offset by a decrease of $1.7 million in depreciation expense related to capital leases.
Restructuring charges. Restructuring charges for the nine months ended September 30, 2012 were comparable to the charges recorded for the nine months ended September 30, 2013.
Interest and other expense. Interest and other expense increased $3.7 million due to a $10.9 million loss on debt modification and extinguishment recorded in connection with the refinancing of our 2011 Credit Facilities. This increase was partially offset by $7.3 million in lower interest expense as a result of the refinancing of our 2011 Credit Facilities.
Interest and other income. Interest and other income for the nine months ended September 30, 2012 was comparable to the income for the nine months ended September 30, 2013.
Provision for income taxes. Our effective tax rate increased to 36.8% for the nine months ended September 30, 2013 from 35.3% for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we recorded $6.4 million of discrete tax benefits, primarily due to a net tax benefit associated with our domestic production activities deduction and utilization of foreign tax credits against federal income taxes. Excluding discrete tax benefits, our effective tax rate was approximately 38.8% and 37.9% for the nine months ended September 30, 2012 and 2013, respectively.

Summary of Operating Segments
The following table presents a summary of our operating segments’ revenue, contribution and the reconciliation to income from operations for the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine Months Ended September 30,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
Revenue:
Carrier Services	$375,922	$406,381	$30,459	8.1%
Enterprise Services	125,204	133,466	8,262	6.6%
Information Services	116,090	124,552	8,462	7.3%
Total revenue	$617,216	$664,399	$47,183	7.6%
Segment contribution:
Carrier Services	$328,243	$352,768	$24,525	7.5%
Enterprise Services	55,911	65,481	9,570	17.1%
Information Services	59,069	57,620	(1,449)	(2.5)%
Total segment contribution	443,223	475,869	32,646	7.4%
Indirect operating expenses:
Cost of revenue (excluding depreciation and amortization shown separately below)	73,999	78,023	4,024	5.4%
Sales and marketing	18,415	19,444	1,029	5.6%
Research and development	13,561	13,379	(182)	(1.3)%
General and administrative	60,344	65,095	4,751	7.9%
Depreciation and amortization	69,041	73,941	4,900	7.1%
Restructuring charges	492	2	(490)	(99.6)%
Income from operations	$207,371	$225,985	$18,614	9.0%
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
The following is a discussion of our operating segment results for the nine months ended September 30, 2012 and 2013:
Carrier Services. Revenue from our Carrier Services operating segment increased $30.5 million due to an increase of $22.6 million in revenue from Numbering Services and an increase of $8.0 million in revenue from our OMS. In particular, the Numbering Services revenue increase was driven by a $20.0 million increase in the fixed fee established under our contracts to provide NPAC Services. The increase in our OMS revenue was driven by increased transactions from existing customers and the addition of new customers. Segment operating costs for Carrier Services totaled $53.6 million, an increase of $5.9 million. This increase in segment operating costs was due to an increase of $4.2 million in information technology and systems costs and an increase of $2.4 million in royalty expense. The increase in information and technology and systems costs was driven by increased data processing, telecommunications and maintenance costs. The increase in royalty expense was driven by revenue growth. Carrier Services segment revenue less its segment operating costs resulted in a segment contribution of $352.8 million, an increase of $24.5 million.
Enterprise Services. Revenue from our Enterprise Services operating segment increased $8.3 million due to an increase of $5.5 million in revenue from IIS and an increase of $2.8 million in revenue from Registry Services. In particular, the IIS revenue increase was driven by higher demand for our managed DNS solutions to direct and manage Internet traffic. The increase in our Registry Services revenue was due to continued growth in the number of domain names under management. Segment operating costs for Enterprise Services totaled $68.0 million, a decrease of $1.3 million. This decrease in segment operating costs was due to a decrease of $2.2 million in personnel and personnel-related expense, partially offset by an increase of $0.8 million in advertising and marketing costs. Enterprise Services segment revenue less its segment operating costs resulted in a segment contribution of $65.5 million, an increase of $9.6 million.

Information Services. Revenue from our Information Services operating segment increased $8.5 million due to an increase of $7.5 million in revenue from Verification & Analytics Services, an increase of $1.9 million in revenue from Local Search & Licensed Data Services, and a decrease of $0.9 million in revenue from Identification Services. In particular, the Verification & Analytics Services revenue increase was driven by new customers and continued demand for our services that provide customized commercial insights. In addition, Local Search & Licensed Data Services revenue increased due to higher demand for our online local business listing identity management solutions. Segment operating costs for Information Services totaled $66.9 million, an increase of $9.9 million. This increase in segment operating costs was due to an increase of $6.8 million in personnel and personnel-related expense and an increase of $2.4 million in information technology and systems costs. In particular, the increase in personnel and personnel-related expense was driven by increased headcount in sales and marketing. Information Services segment revenue less its segment operating costs resulted in a segment contribution of $57.6 million, a decrease of $1.4 million.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, capital expenditures and debt service requirements.
Total cash, cash equivalents and investments were $352.7 million at September 30, 2013, an increase of $8.8 million from $343.9 million at December 31, 2012. This increase in cash, cash equivalents and investments was primarily due to cash provided by operations.
We believe that our existing cash and cash equivalents, short-term investments, cash from operations and available borrowings under our credit facilities will be sufficient to fund our operations for the next twelve months.
Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. We used the proceeds received from the 2013 Term Facility and Senior Notes to repay our outstanding principal borrowings of $592.5 million under our existing 2011 Term Facility. We used available borrowings under the new 2013 Revolving Facility to secure outstanding letters of credit totaling $7.8 million that were previously secured by our 2011 Revolving Facility. Our 2011 Term Facility and 2011 Revolving Facility were terminated in connection with this refinancing event. For further discussion of this debt refinancing, see Note 6 to our Consolidated Financial Statements in Item 1 of Part I of this report.
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of September 30, 2013, we had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $192.0 million, exclusive of outstanding letters of credit totaling $8.0 million.
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
As of September 30, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $8.9 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, and was reported as interest expense in the consolidated statements of operations.
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
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of September 30, 2013, accrued interest under the Senior Notes was $2.8 million.
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
As of September 30, 2013, deferred financing costs related to the Senior Notes were $14.6 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, and is reported as interest expense in the consolidated statements of operations.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the nine months ended September 30, 2013 was $211.0 million, as compared to $201.4 million for the nine months ended September 30, 2012. This $9.6 million increase in net cash provided by operating activities was the result of an increase in net income of $6.4 million, and increase in non-cash adjustments of $18.9 million, partially offset by a decrease in net changes in operating assets and liabilities of $15.7 million.

Non-cash adjustments increased $18.9 million driven by a loss on debt modification and extinguishment of $10.9 million recorded in the first quarter of 2013 related to our debt refinancing, an increase of $7.7 million in stock-based compensation, an increase of $4.9 million in depreciation and amortization expense, and an increase of $1.2 million in bad debt expense. These increases in non-cash adjustments were partially offset by a decrease of $5.6 million in deferred income taxes.
Net changes in operating assets and liabilities decreased $15.7 million primarily due to a decrease of $32.9 million in income taxes receivable, a decrease of $13.9 million in prepaid expenses and other current assets, and a decrease of $6.5 million in deferred revenue. These decreases in net changes in operating assets and liabilities were partially offset by an increase of $24.5 million in accounts and unbilled receivables, an increase of $10.5 million in accounts payable and accrued expenses, and an increase of $3.1 million in other liabilities.
Cash flows from investing
Net cash used in investing activities for the nine months ended September 30, 2013 was $40.2 million, as compared to $31.2 million for nine months ended September 30, 2012. This $9.0 million increase in net cash used in investing activities was due to an increase of $8.5 million in cash used for the acquisition of certain assets of a service order administrative business.
Cash flows from financing
Net cash used in financing activities was $158.1 million for the nine months ended September 30, 2013, as compared to $31.0 million for the nine months ended September 30, 2012. This $127.1 million increase in net cash used in financing activities was primarily due to an increase of $116.0 million in cash used for the purchase of our Class A common stock under our share repurchase programs, a decrease of $33.9 million in proceeds from the exercise of stock options, and cash used of $11.4 million for debt issuance costs attributable to our debt refinancing completed in the first quarter of 2013. These increases in cash used were partially offset by net proceeds of $31.7 million attributable to our debt refinancing, and a decrease of $2.8 million in cash used for the purchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings.
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
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.	Risk Factors
The following sets forth risk factors associated with our business. The risks set forth below could materially affect our business, financial condition and future results and are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
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
Many of our products and services, such as our registry, UltraViolet™, mobile and information service offerings may involve the storage and transmission of consumer information, such as names, addresses, email addresses and other personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If someone obtains unauthorized access to consumers’ data, as a result of third-party action, technical malfunctions, employee error, malfeasance or otherwise, our reputation, brands and competitive position will be damaged, the adoption of our products and services could be severely limited, and we could incur costly litigation and significant liability, any of which may cause our business to suffer. Accordingly, we may need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. The risk that these types of events could seriously harm our business is likely to increase as we expand the scale and scope of information services we offer and the number of Internet or DNS-based products and services we offer, and increase the number of countries in which we operate. Even a perceived breach of our security measures could damage the market perception of the effectiveness of our security measures and our reputation, and we could lose sales, existing and future business opportunities and customers, and potentially face costly litigation.
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
NAPM has initiated a selection process for the administration of NPAC services at the expiration of the current contract. The FCC Wireline Competition Bureau has released a Request for Proposal, or RFP. The most recent selection timeline published by NAPM anticipates that the NAPM will make a recommendation to the FCC in November 2013 with the FCC approval of the recommendation to be completed in January 2014. These dates are subject to change.
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
In addition to our contracts with NAPM, we provide other services that generate revenue and bolster our reputation as a premier data services, infrastructure, and solutions provider to the communications sector, other major enterprises in a wide variety of sectors, trade associations, and government agencies. For example, we serve as the provider of NPAC Services in Canada; as operator of the .biz registry under contract with ICANN; as operator of the registry of U.S. Common Short Codes; as the provider of DNS services to a wide variety of major corporations, and as a provider of data services to major retailers and marketers. Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator, each of which is with the U.S. government, may be terminated by the government at will. If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or any of our other major customers for any reason, including for performance-related or other reasons, the customers may unilaterally terminate or modify the contracts. A termination arising out of our default could expose us to liability, adversely affect our operating performance and lead to an unexpected loss of revenue. Further, the loss or significant modification of a major contract could cause us to suffer a loss of reputation that would make it more difficult for us to compete for contracts to provide similar services in the future.
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

•
adopt or modify statutes, regulations, policies, procedures or programs in ways that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts or contracts like the NPAC that are subject to a competitive procurement process, including the manner in which we charge for certain of our services. For example,

•
in November 2005 and in 2010, major carriers filed petitions with the FCC seeking changes in the way our customers are billed for services provided by us under our contracts with North American Portability Management LLC; Verizon Corporation filed a similar petition with the FCC in May 2011, and

•
after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a selection process for the administration of NPAC Services at the expiration of the current contracts. See “—Our seven contracts with North American Portability Management LLC represent in the aggregate a substantial portion of our revenue, are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and we may not win a competitive procurement”;

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
We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the services and solutions that we provide and who work well with our customers. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and who can effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of the employees in our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.
Any adverse change in reputation, whether as a result of decreases in revenue, an unfavorable outcome in the competitive procurement process for the new contracts with NAPM, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing employees or attract additional qualified employees with the requisite experience, expertise and knowledge.
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
Integration of acquired business operations is a time consuming process that could disrupt our business by diverting significant management attention and resources away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. It is also possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, or lessors, or to achieve the anticipated benefits of the acquisition. Further, if we cannot successfully integrate an acquired company’s internal control over financial reporting, the reliability of our financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected.
Even if we are able to integrate acquired businesses successfully, there can be no assurance that we will realize the full benefits of the cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates or that these benefits will be achieved within a reasonable period of time, and we may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, acquired businesses may have unforeseen liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. These liabilities could include employment, retirement or severance-related obligations under applicable law, other benefits arrangements, legal claims, warranty or similar liabilities to customers, claims by or amounts owed to vendors, tax liabilities or other amounts owed by the acquired companies. The failure to discover such issues prior to such acquisition, should they be significant, could have a material adverse effect on our business and results of operations.
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
As of September 30, 2013, borrowings under our 2013 Credit Facilities and Senior Notes was approximately $618.3 million, and we had unused revolving commitments of $192.0 million (after giving effect to $8.0 million of outstanding letters of credit). In addition, the 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of September 30, 2013, the total amount of such potential incremental increases we could request was approximately $748.8 million.
Subject to the limits contained in the credit agreement that governs our 2013 Term Facility, the indenture that governs the Senior Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences to the holders of our securities, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Senior Notes and our other debt;

•	limiting our ability to obtain additional financing to fund future acquisitions or other general corporate requirements;

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
In addition, the indenture that governs the Senior Notes and the credit agreement that governs our 2013 Term Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs our 2013 Term Facility and the indenture that governs the Senior Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our 2013 Term Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
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
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any downgrade by either Standard & Poor’s or Moody’s could increase the interest rate on the 2013 Credit Facilities, result in higher borrowing costs and decrease earnings. Any future adverse changes to our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 through July 31, 2013	639,031	$51.80	637,850	$158,594,100
August 1 through August 31, 2013	626,386	52.92	624,450	125,536,341
September 1 through September 30, 2013	585,075	51.42	584,150	95,485,046
Total	1,850,492	$52.06	1,846,450	$95,485,046

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 4,042 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

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

NeuStar, Inc.

Date:	October 30, 2013	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 7 to NeuStar's Registration Statement on Form S-1, filed June 28, 2005 (File No. 333-123635).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed June 25, 2012.

10.1.6	Amendment to the contractor services agreement entered into the 7th day of November 1997 by and between Neustar, Inc. and North American Portability Management, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

* Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.