Form 10-K
period 2013-12-31
NEUSTAR INC
filed 2014-02-28
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On February 21, 2014, 61,186,486 shares of NeuStar Class A common stock were outstanding and 3,082 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2013 was approximately $4.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE:
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2013.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS
Our Business
We are a neutral and trusted provider of real-time information services and analytics, using authoritative, hard-to-replicate datasets and proprietary analytics to help our clients promote and protect their businesses. We develop unique solutions using proprietary, third-party and client data sets. These solutions provide accurate, up-to-the-minute insights and data driven intelligence, enabling our clients to make informed, actionable decisions in real time, one customer interaction at a time. We also offer a broad range of innovative registry and other data services. Our Marketing Services enhance our clients' ability to acquire and retain valuable customers across disparate platforms. Our Security Services help our clients direct and manage Internet traffic flow, resolve Internet queries and protect their online assets against a growing number of cyber threats. We primarily serve clients in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries.
We incorporated in Delaware in 1998. Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia 20166, and our telephone number at that address is (571) 434-5400.
Our Services
Our primary services are as follows:
Marketing Services
Our Marketing Services provide clients the ability to plan and execute marketing strategies and measure the effectiveness of advertising campaigns across multiple channels with advanced marketing analytics, custom segmentation and media optimization. Using our workflow solutions, marketers are able to tailor their media spending plans, efficiently reach target audiences, and measure campaign performance across an array of channels and devices. In particular, our services help our clients identify and target their highest value potential customers and reach them through online and offline channels. These workflow solutions enable clients dealing with large volumes of continuous customer interactions and data to make instant, informed and high-impact decisions designed to promote their businesses and increase customer retention. Our privacy-by-design marketing suite of services enhances our clients’ ability to achieve greater campaign success and increase their return on investment.
Our Marketing Services provide:

•
Marketing analytics and segmentation. We provide scientific, cloud-based solutions that enable marketers to analyze their customer base and build granular, highly predictive segmentation in real time. This provides our clients with a consistent view of customer and prospect groups most highly predisposed to purchase their products and services based on attributes such as demographics, geography, and buying propensities. Our services enable clients to plan data-driven marketing strategies, develop high-impact advertising and lead generation campaigns and execute informed media planning for consistent execution across multiple channels.

•
Customer targeting. Our customer targeting services enable effective online display ad targeting of prospect audiences and customers. Our predictive segmentation and geo-targeting capabilities enable clients to reach highly predisposed online customers with relevant messages, either by deploying propensity, geography or a combination of each, in a privacy compliant manner.

•
Identity verification and scoring. We provide services that allow clients to interact efficiently with their customers, for example, to validate customer data, distinguish between an existing customer and a prospect, enhance leads and assign a lead quality rating. Our lead scoring service assigns a real-time predictive score to inbound telephone and web leads and predicts which prospects are most likely to convert into customers and/or become high-value customers, or which current customers are likely to respond to additional offers.

•
Local search and licensed business data. We provide a business listing and identity management solution that serves search platforms, national brands, authorized channel partners and local businesses. This service provides businesses, national brands and channel partners the essential tools to verify, enhance and manage the identity of local listings on search platforms across the Web, and offers search platforms an accurate, complete and up-to-date database of local business listings for online publishing.

•
Measurement and attribution. We provide campaign conversion analytics that enable clients to measure advertising effectiveness, for example, by assessing the offline consumer behavior of persons exposed to online advertising campaigns, consistent with privacy-by-design principles. We also provide a single, neutral media intelligence platform for measurement and optimization of multi-channel, multi-device advertising campaigns and conversion-attribution analytics.

Business Assurance Services
We provide our clients with website performance monitoring and load testing analysis to enhance their ability to measure and improve online performance, and to promote competitive advantages and positive end-user experiences.
Our Business Assurance Services provide:

•
Website performance monitoring. We help clients identify a wide range of online performance issues, and set up synthetic and real user monitors from a single interface. In addition, we provide load-testing analysis to help an enterprise prepare for severe stress to new and existing systems. Our extensive diagnostics and multi-domain views give customers a holistic perspective both inside and outside the firewall.

•
User authentication and rights management. We operate the user authentication and rights management system, which supports the UltraViolet™ digital content locker that consumers use to access their entertainment content.

Security Services
We provide a suite of domain name systems, or DNS services, built on a global directory platform. These services play a key role in directing and managing the flow of Internet traffic, resolving Internet queries and providing security protection against cyber attacks.
Our Security Services provide:

•
DDoS protection. We provide Distributed Denial of Service, or DDoS, alerting and detection systems, as both a stand-alone DDoS mitigation solution, or together with advanced services to strengthen and protect an enterprise’s defenses. By identifying suspicious traffic, we reduce risk, downtime and revenue loss for our clients. We help protect an enterprise’s intellectual capital by providing early warning of attacks so it can act quickly to minimize damage.

•
Internet infrastructure. Our solutions protect an enterprise’s Internet ecosystem and defend most standard transmission control protocol based applications, including, among others, websites, email servers, application programming interfaces, and databases. Our managed and recursive DNS services deliver fast, accurate responses to online queries with the scalability that today’s enterprises demand.

Data Services
We manage large, complex data sets that enable clients to process decisions and transactions in real time. Our workflow solutions enable the exchange of essential operating information with multiple carriers in order to provision and manage services. Our services assist clients with fast and accurate order processing, and immediate routing of customer inquiries. These services include inventory management services that allow our carrier clients to manage effectively their assigned telephone numbers and associated recourses.
Our Data Services provide:

•
Order management. We provide network services that permit our carrier customers to exchange essential operating information with multiple carriers to provision and manage services for their subscribers. In addition, we offer inventory management services to allow our carrier customers to manage efficiently their assigned telephone numbers and associated resources.

•
Legal compliance. We provide end-to-end managed services that help our clients reduce costs, risks, and manual processing associated with complying with their obligations to provide customer information under applicable law. These services help our clients meet their obligations regarding customer records and real-time access to communications while achieving higher accuracy workflows, minimizing costs and resources, and reducing risk exposure.

Data Registries Services
Our suite of data registry services includes the dynamic routing of calls and text messages among all competing communications service providers in the United States and Canada, the provision of caller-name and related information to telephony providers, the management of authoritative domain-name registries and the administration of the U.S. common short codes registry.
Our Data Registries Services provide:

•
Numbering. We operate and maintain authoritative databases that help manage the increasing complexity in the telecommunications industry. Our numbering services include number portability administration center services, or NPAC Services, in the United States and Canada and number inventory and allocation management. The NPAC is the world’s largest and most complex number portability system with connections to over 4,800 individual customers and is a critical component of the national telecommunications network infrastructure. Our NPAC Services provide a key foundation for subscriber acquisition and for a robust and competitive telecommunications market. These services also support the industry’s needs for real-time network and resource optimization, emergency preparedness and disaster recovery, and efficient telephone number utilization. In addition, we provide international local number portability, or LNP, solutions in Taiwan and Brazil.

•
Registries. We provide caller identification services to carriers in the U.S. We operate the authoritative registries of Internet domain names for the .biz, .us, .tel, and .travel top-level domains, and provide international registry gateways. We provide back-end support for generic top-level domains, or gTLDs. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination. We also operate the authoritative common short codes registry on behalf of the U.S. wireless industry.

Operations
Sales Force and Marketing
We operate as a unified marketing and sales organization in order to more effectively promote our brand and go to market with our solutions. Our sales and marketing teams are aligned by industry verticals. We believe this operating model allows us to deliver solutions that address the most critical challenges of our clients' business.  Our experienced sales and marketing staff have extensive knowledge of the industries we serve, and understand their priorities and needs; it is this client focused perspective that we believe allows us to successfully generate client demand.  We employ a wide array of direct and indirect sales approaches and marketing strategies, and we base our strategy for each industry vertical on our analysis of market requirements, client needs, and industry direction.  As of December 31, 2013, our sales and marketing organization consisted of 491 people who work together to offer our clients advanced services and solutions.
Client Support
Client support personnel are responsible for the resolution of all client inquiries, provisioning and trouble requests. Our staff works closely with our clients to ensure that our service level agreements are being met. They continually solicit client feedback and are in charge of bringing together the appropriate internal resources to troubleshoot any problems or issues that clients may have. We measure the performance of our client support personnel based on responses to client satisfaction surveys and measurements of key performance indicators.
Operational Capabilities
We provide our services through our state-of-the-art data centers and remotely hosted computer hardware located in third-party facilities throughout the world. Our data centers, including third-party facilities that we use, are custom designed for processing and transmitting high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employ best-of-breed tools and equipment for application development, infrastructure management, operations management and information security. In general, we subscribe to the highest level of service and responsiveness available from each third-party vendor that we use. Further, to protect the integrity and ensure reliability of our systems, the major components of our networks are generally designed to eliminate any single point of failure.

We consistently meet and frequently exceed our contractual service level requirements. Our performance results for certain services are monitored internally and are subjected to independent audits on a regular basis.
Research and Development
We maintain a research and development group, the principal function of which is to develop new and innovative services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvements to existing services focus on resolving the challenges our clients face. We employ industry experts in areas of technology that we believe are key to solving these challenges. Our quality control and application testing processes focus predominantly on resolving highly technical issues that are integral to the performance of our services and solutions. These issues are identified through both internal and external feedback mechanisms, and continuous testing of our applications and systems to ensure uptime commensurate with the service level standards we have agreed to provide to our clients. As of December 31, 2013, we had 93 employees dedicated to research and development, including software engineers, quality assurance engineers, technical project managers and documentation specialists. Our research and development expense was $17.5 million, $29.8 million and $28.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Clients and Markets
We primarily serve clients in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries. Our client base and the primary services we provide within these industries include:

•
Communications industry. Our clients include Verizon Communications Inc., AT&T Inc., Comcast Corporation, and Time Warner Cable Inc., as well as emerging providers of voice over Internet protocol, or VoIP, services, social media, and message aggregators. Within this industry, we provide numbering services, caller identification services, order management services, and marketing analytics.

•
Financial services industry. Our clients are leading financial services organizations across various market sectors, including retail banking, collections, insurance, credit cards and investment companies. Within this industry, we provide verification for risk and compliance mitigation, web infrastructure protection, demographic analytics, digital marketing and measurement, and customer call center experience.

•
Media and advertising industry. Our media and advertising clients include both the buy-side and sell-side of the advertising and media landscapes, including advertisers, agencies, ad enablers, publishers and performance marketing providers. Within this industry, we provide marketing solutions that enable identification and targeting of customers, optimization of media investments and measurement of campaign effectiveness.

•
Retail and eCommerce industry. Our retail and eCommerce clients include department stores, travel and hospitality companies, consumer packaged goods providers, educational institutions and auto parts manufacturers. Within this industry, we primarily provide marketing data analytics services, media intelligence platform services, and internet infrastructure services.

•
Internet industry. Our Internet clients include eCommerce, consumer Internet services (e.g. social networks), and online gaming companies.  Within this industry, we primarily provide security services such as DDoS protection and website personalization services as well as marketing analytics and measurement services.

•
Technology industry. Our technology clients include hardware, consumer electronics, high-tech manufacturers, software and SaaS companies. Within this industry, we primarily provide security services such as DDoS protection and website personalization services as well as call center optimization services.

Our clients include over 14,000 different corporate entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other clients. No single corporate entity accounted for more than 10% of our total revenue in 2013. The amount of our revenue derived from clients inside the United States was $571.1 million, $776.0 million and $839.3 million for the years ended December 31, 2011, 2012 and 2013, respectively. The amount of our revenue derived from clients outside the United States was $49.4 million, $55.4 million and $62.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $374.4 million, $418.2 million and $446.4 million for the years ended December 31, 2011, 2012 and 2013, respectively, and represented 60%, 50% and 49% of our revenue for the years ended December 31, 2011, 2012 and 2013, respectively. Our total revenue from our contracts with NAPM includes revenue from our NPAC Services, connection services related to our NPAC Services and NPAC-related system enhancements.

We currently operate in one operating segment. A single management team reports to the chief operating decision maker who manages the entire business. We do not operate any separate lines of businesses or separate business entities with respect to the sale and support of our services. For further discussion of enterprise-wide results, including goodwill, and intangible assets, revenue, total long-lived assets, as well as information concerning our international operations, see Note 6 and Note 17 to our Consolidated Financial Statements in Item 8 of Part II of this report.
Competition
We have a number of competitors for our services:

•
Marketing Services. Our primary competitors include Comscore, Inc., Acxiom Corporation, Nielsen Holdings N.V., Adobe Systems Incorporated, DataLogix International Inc. and BlueKai Inc., which compete with us in lead verification, marketing analytics, online display advertising solutions and online media intelligence insights, respectively.

•
Business Assurance Services. Our competitors include Keynote Systems, Inc. which compete with us in website performance monitoring. We do not face direct competition for our user authentication and rights management services.

•
Security Services. Our competitors include Akamai Technologies, Inc. which compete with us in DDoS protection services. With respect to our DNS services, our competitors include VeriSign, Inc. and OpenDNS, Inc.

•
Data Services. Our competitors include Synchronoss Technologies, Inc., Telcordia Technologies, Inc., a wholly-owned subsidiary of LM Ericcson Telephone Company, and Syniverse Technologies, Inc., which also competes with us in order management services.

•
Data Registries Services. There are no other providers currently providing the services we offer as the North American Numbering Plan Administrator, National Pooling Administrator, administrator of local number portability for the communications industry, operator of the sole authoritative registry for the .us and .biz Internet domain names, and operator of the sole authoritative registry for U.S. Common Short Codes. We were awarded the contracts to administer these services in open and competitive processes in which we competed against companies including Accenture plc, Computer Sciences Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Noblis, Inc., Nortel Networks Corporation, Pearson Education, Inc., Perot Systems Corporation, Telcordia Technologies, Inc., and VeriSign, Inc. We have renewed or extended the term of several of these contracts since they were first awarded to us. Prior to the expiration of our contracts to provide these services, our competitors may submit proposals to replace us as the provider of the services covered by these contracts.

NAPM has initiated a selection process for the administration of NPAC services when our existing NPAC contracts expire on June 30, 2015. We are participating in the NAPM RFP process and seek to be selected to continue to provide the NPAC Services. (See “Risk Factors — Risks Related to Our Business — The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services on the same terms and conditions, or at all, our business, prospects, financial condition and results of operations will be materially adversely affected.” in Item 1A of this report).
Similarly, with respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. common short codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or could allow the contract to terminate in accordance with its terms. If any of these contracts were allowed to terminate, or otherwise were not extended, we could be required to compete with other providers to continue providing the services we currently provide under the respective contract. The U.S. Department of Commerce recently conducted a competitive procurement process with respect to our contract to act as the operator of the authoritative registry for the .us domain name, and as a result of this competitive process, we received the contract award and entered into a contract for renewal on February 28, 2014. This new contract is for a term of three years, with two additional one-year extension options.
While we do not face direct competition for the registry of .us and .biz Internet domain names, other than as noted above, we compete with other companies that maintain the registries for different domain names, including VeriSign, Inc., which manages the .com and .net registries, Afilias Limited, which manages the .org and .info registries, and a number of managers of country-specific domain name registries, such as .uk for domain names in the United Kingdom. We compete with TNS, Inc. with respect to our caller identification services.
Competitive factors in the market for our services include breadth and quality of services offered, reliability, security, cost-efficiency, privacy compliance and client support. Our ability to compete successfully depends on numerous factors, both within and outside our control, including:

•	our responsiveness to clients’ needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to continue to develop technical innovations; and

•	the quality, reliability, security and price-competitiveness of our services.
We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially and adversely affect our business. See “Risk Factors — Risks Related to Our Business — The markets for our services are competitive, and if we do not adapt our organization and services to meet rapid technological and market change, we could lose clients or market share.” in Item 1A of this report.
Employees
As of December 31, 2013, we had 1,623 employees. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Contracts
We provide many of our services pursuant to private commercial and government contracts. Specifically, in the United States, we provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven regional contracts with NAPM. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with NAPM. The NANC, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees NAPM’s management of these contracts. See — “Regulatory Environment — Telephone Numbering.”
Our seven regional contracts with NAPM provide for an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $385.6 million, $410.7 million and $437.4 million in 2011, 2012 and 2013, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. If the actual volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year. The contracts also provided for a fixed credit of $5.0 million in 2011, which was applied to reduce the Base Fee in 2011. Additional credits of up to $15.0 million in 2011 could have been triggered if the clients reached certain levels of aggregate telephone number inventories and adopted and implemented certain IP fields and functionality. During 2011, our clients earned all of the available additional credits of $15.0 million for the adoption and implementation of certain IP fields and functionality and the attainment of specific levels of aggregate telephone number inventories.
Under the fixed-fee model, our fees are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenue of all U.S. telecommunications service providers, as determined by the FCC. Under these contracts, we also bill to our clients a revenue recovery collections fee, or RRC fee, equal to a percentage of monthly billings, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee proves insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our directory services also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM continue through June 2015. (See “Risk Factors — Risks Related to Our Business — The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services on the same terms and conditions, or at all, our business, prospects, financial condition and results of operations will be materially adversely affected.” in Item 1A of this report).
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
We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC to us in 2003. In July 2012, we were awarded a new contract to serve as the North American Numbering Plan Administrator for a term not to exceed 5 years. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In August 2007, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was two years, commencing in August 2007, and the contract had three one-year extension options, each of which was exercised by the FCC. The FCC awarded a new contract for the National Pooling Administrator that began on July 15, 2013. The new contract is for one base year with four possible one-year extensions.
We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted to us in May 2001. In August 2013, the .biz contract was extended through June 30, 2019. Similarly, pursuant to a contract with the U.S. Department of Commerce, originally awarded in October 2001, we operate the .us Internet top-level domain. The Department of Commerce recently conducted a competitive procurement process with respect to this contract, and as a result of this competitive process, we received the contract award and entered into a contract for renewal on February 28, 2014. This new contract is for a term of three years, with two additional one-year extension options. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.
We have an exclusive contract with the CTIA — The Wireless Association® to serve as the registry operator for the administration of U.S. Common Short Codes. U.S. Common Short Codes are short strings of numbers to which text messages can be addressed — a common addressing scheme that works across all participating wireless networks. We were awarded this contract in October 2003 through an open proposal process by the major wireless carriers. In June 2008, the contract was amended to extend the term through December 2015. We provide U.S. Common Short Code registration services to wireless content providers, who pay us subscription fees per each U.S. Common Short Code registered.
Regulatory Environment
Telephone Numbering
Overview.  Congress enacted the Telecommunications Act of 1996 to remove barriers to entry in the communications market. Among other things, the Telecommunications Act of 1996 mandates portability of telephone numbers and requires traditional telephone companies to provide non-discriminatory access and interconnection to potential competitors. The FCC has plenary jurisdiction over issues relating to telephone numbers, including telephone number portability and the administration of telephone number resources. Under this authority, the FCC promulgated regulations governing the administration of telephone numbers and telephone number portability. In 1995, the FCC established the NANC, a federal advisory committee, to advise and make recommendations to the FCC on telephone numbering issues, including telephone number resources administration and telephone number portability. The members of the NANC include representatives from local exchange carriers, interexchange carriers, wireless providers, VoIP providers, manufacturers, state regulators, consumer groups, and telecommunications associations.
Telephone Number Portability.  The Telecommunications Act of 1996 requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a competitive proposal process, a consortium of service providers representing the communications industry selected us to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the NANC recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability in their respective regions, subject to NANC oversight. Under the rules and policies adopted by the FCC, NAPM, as successor in interest to the seven regional consortiums, has the power and authority to manage and negotiate changes to the current master agreements.
On November 3, 2005, BellSouth Corporation, or BellSouth, filed a petition with the FCC seeking changes in the way our clients are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 28, 2014, the FCC had not initiated a formal rulemaking process, and the BellSouth petition remains pending. Similarly, on May 20, 2011, Verizon Communications Inc. and Verizon Wireless Inc. filed a joint petition, the Verizon Petition, with the FCC seeking a ruling that certain carrier initiated modifications of NPAC records be excluded from the costs of the shared NPAC database and be paid for instead by the provider that caused such costs to be incurred.  In response to the Verizon Petition, the FCC requested comments from interested parties. On April 18, 2013, the FCC initiated a rulemaking concerning interconnected VoIP providers direct access to telephone numbers in which it asked for comment on the question of whether the FCC should initiate a rulemaking to examine the FCC's cost allocation rules for number administration, portability and pooling more generally. As of February 28, 2014, the FCC had not initiated a formal rulemaking process and the Verizon Petition remains pending.
After the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc. filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government-managed procurement in their place. As of February 28, 2014, the FCC had not initiated a formal rulemaking process on either of these petitions, and the Telcordia petitions are still pending. Although these Telcordia petitions remain pending, we believe that they have been superseded by the initiation of a selection process to award a new contract for the administration of NPAC Services at the expiration of the existing contracts. (See “Risk Factors — Risks Related to Our Business — The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services on the same terms and conditions, or at all, our business, prospects, financial condition and results of operations will be materially adversely affected.” in Item 1A of this report).
North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the NANC evaluates our performance against these rules and guidelines each year and provides an annual review to the NANC and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines on us. The division of the NANC responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2012, we “exceeded” our performance guidelines under each such respective review. Similar reviews of our performance in 2013 have not yet been completed.
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

•
not be subject to undue influence by parties with a vested interest in the outcome of numbering administration and activities. Notwithstanding our satisfaction of the other neutrality criteria above, the NANC or the FCC could determine that we are subject to such undue influence. The NANC may conduct an evaluation to determine whether we meet this “undue influence” criterion.

We are required to maintain confidentiality of competitive client information obtained during the conduct of our business. In addition, as part of our neutrality framework, we are required to comply with a code of conduct that is designed to ensure our continued neutrality. Among other things, our code of conduct, which was approved by the FCC, requires that:

•	we never, directly or indirectly, show any preference or provide any special consideration to any telecommunications service provider;

•
we prohibit access by our stockholders to user data and proprietary information of telecommunications service providers served by us (other than access of employee stockholders that is incidental to the performance of our numbering administration duties);

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
In connection with the neutrality requirements imposed by our code of conduct and under our contracts, we are subject to a number of neutrality audits that are performed on a quarterly and annual basis. In connection with these audits, all of our employees, directors and officers must sign a neutrality certification that states that they are familiar with our neutrality requirements and have not violated them. Failure to comply with applicable neutrality requirements could result in government fines, corrective measures, curtailment of contracts or even the revocation of contracts. See “Risk Factors — Risks Related to Our Business — Failure to comply with neutrality requirements could result in loss of significant contracts.” in Item 1A of this report.
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
Internet Domain Name Registrations
We are also subject to government and industry regulation under our Internet registry contracts with the U.S. government and ICANN, the industry organization responsible for regulation of Internet top-level domains. We are the operator of the .biz Internet domain under a contract with ICANN, as described above under “Contracts.” Similarly, pursuant to a contract with the U.S. Department of Commerce, we operate the .us Internet domain registry. This contract is also described above under “Contracts.” Under each of these registry service contracts, we are required to:

•	provide equal access to all registrars of domain names;

•	comply with Internet standards established by the industry; and

•	implement additional policies as they are adopted by the U.S. government or ICANN.
Intellectual Property
Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, clients, and potential clients and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change, these legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of our services. In addition, where appropriate, we intend to seek patent protection for our proprietary technology used in our service offerings.
Available Information and Exchange Certifications
We maintain an Internet website at www.neustar.biz. Information contained on, or that may be accessed through, our website is not part of this report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the Investor Relations section of our website under the heading “SEC Filings by NeuStar,” as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the U.S. Securities and Exchange Commission, or the SEC. Our Principles of Corporate Governance, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and code of ethics entitled “Corporate Code of Business Conduct” also are available on the Investor Relations section of our website. Stockholders may request free copies of these documents, including a copy of our annual report on Form 10-K, by sending a written request to our Corporate Secretary at NeuStar, Inc., 21575 Ridgetop Circle, Sterling, VA 20166. In the event that we make any changes to, or provide any waivers from, the provisions of our Corporate Code of Business Conduct, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

We have filed, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer regarding the quality of our public disclosures, which is required to be filed with the the SEC, under Section 302 of the Sarbanes Oxley Act of 2002.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	termination, modification or non-renewal of our contracts to provide telephone number portability and other directory services;

•	failures or interruptions of our systems and services;

•	loss of, or damage to, a data center;

•	security or privacy breaches;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our clients’ in-house systems or from other providers of information and analytics services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks associated with our further potential expansion into international markets;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion; and

•	loss of members of senior management, or inability to recruit and retain skilled employees.

ITEM 1A.	RISK FACTORS
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
Because virtually all of the services we provide require our clients to query a copy of our continuously updated databases and directories to obtain necessary routing, operational and marketing data, the integrity of our data centers, including network elements managed by third parties throughout the world, and the systems through which we deliver our services are essential to our business. Notably, certain of our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable carriers to ensure that telephone calls are routed to the appropriate destinations.

Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our clients rely on hardware, software and other equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, for example:

•	damage to, or failure of, our computer software or hardware or our connections to, and outsourced service arrangements with, third parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we or our clients rely to access our data centers and other systems;

•	errors in the processing of data by our systems;

•	computer viruses, malware or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our clients;

•	virtual hijacking of traffic destined to our systems;

•	power loss, communications failures, pandemics, wars, acts of terrorism, political unrest or other man-made or natural disasters; and

•	successful DDoS attacks.
We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data if one of the foregoing events occurs. Further, increases in the scope of services that we provide increase the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers and acquire additional network capacity from which we may provide services. Moreover, as we add clients, expand our service offerings and increase our visibility in the market we may become a more likely target of attacks similar to those listed in the bullets above. The number of electronic attacks and viruses grows significantly every year, as does the sophistication of these attacks. For example, undetected attackers may be able to monitor unencrypted Internet traffic anywhere in the world and modify it before it reaches our destination, and these attackers may harm our clients by stealing personal or proprietary information, Internet email or IP addresses. If we are not able to react to threats quickly and effectively and stop attackers from exploiting vulnerabilities or circumventing our security measures, the integrity of our systems and networks, and those of our clients and trading partners, may be adversely affected. If we cannot adequately secure and protect the ability of our data centers, offices, networks and related systems to perform consistently at a high level and without interruptions, or if we otherwise fail to meet our clients’ expectations:

•	our reputation may be damaged, which may adversely affect our ability to market our services and attract or retain clients;

•	we may be subject to significant penalties or damages claims, under our contracts or otherwise;

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
The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services on the same terms and conditions, or at all, our business, prospects, financial condition and results of operations will be materially adversely affected.
We provide NPAC Services pursuant to seven separate contracts with North American Portability Management LLC, or NAPM, an industry group that represents all carriers in the United States. These seven contracts, each of which represented between 4.3% and 9.2% of our total revenue in 2013, in the aggregate represented approximately 48.5% of our total revenue in

2013. These contracts are not exclusive and NAPM could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. The contracts could be terminated or modified in ways unfavorable to us. These contracts are currently scheduled to expire in June 2015.
NAPM has initiated a selection process for the administration of NPAC Services following the expiration of the current contracts. NAPM posted a Request for Proposal on February 5, 2013 and we submitted a proposal on April 5, 2013, which we revised on September 18, 2013. On October 21, 2013, we requested the opportunity for all bidders in the selection process to submit additional revised proposals. Together with that request, we also submitted a revised proposal. On January 24, 2014, NAPM notified us that our October 21, 2013 proposal would not be considered. On February 12, 2014, we submitted a petition to the FCC, expressing our concerns that the selection criteria were incomplete and did not address certain critical functions of local number portability, that the selection process had not followed a clearly identified process, and that the selection process has been flawed in its implementation. We requested that the FCC issue a declaratory ruling requiring that the selection criteria be amended, clear rules governing the selection process be announced, and additional proposals based on the amended selection criteria be solicited and accepted. Since our request, Telcordia has filed with the FCC an opposition to our petition for declaratory ruling. The FCC is not obligated, and may elect not, to take any action in response to our petition. The most recent selection timeline published by NAPM estimates that the FCC approval of the recommendation will be completed on May 6, 2014.  Delays in the outcome of the competitive proposal process may give rise to uncertainty regarding our perceived prospects and could lead to fluctuations in the market price of our common stock.
If these contracts are terminated, expire without renewal, or are modified in a manner that is adverse to us, it would have a material adverse effect on our business, prospects, financial condition and results of operations. We may not be able to replace the revenue we will lose if we are not selected to continue to provide these services, or if we are selected to continue to provide these services under terms and conditions that are materially less favorable to us than the current terms and conditions.
If our security measures are breached and personally identifiable information is obtained by an unauthorized person, we may be subject to litigation and our services may also be perceived as not being secure and clients may curtail or stop using our services.
Many of our products and services, such as our registry, UltraViolet™, mobile and information service offerings may involve the storage and transmission of consumer information, such as names, addresses, email addresses, and other personally identifiable information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If someone obtains unauthorized access to consumers’ data, as a result of third-party action, technical malfunctions, employee error, malfeasance or otherwise, our reputation, brands and competitive position will be damaged, the adoption of our products and services could be severely limited, and we could incur costly litigation and significant liability, any of which may cause our business to suffer. Accordingly, we may need to expend significant resources to protect against security breaches, including encrypting personal information, or remedy breaches after they occur, including notifying each person whose personal data may have been compromised. The risk that these types of events could seriously harm our business is likely to increase as we expand the scale and scope of information services we offer and the number of Internet or DNS-based products and services we offer, and increase the number of countries in which we operate. Even a perceived breach of our security measures could damage the market perception of the effectiveness of our security measures and our reputation, and we could lose sales, existing and future business opportunities and clients, and potentially face costly litigation.
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
Certain of our client contracts may be terminated or modified at any time prior to their completion, which could lead to an unexpected loss of revenue, adversely affect our operating performance and damage our reputation.
In addition to our contracts with NAPM, we provide other revenue-generating services to clients in the communications sector and a wide variety of other sectors, trade associations, and government agencies. For example, we serve as the provider of NPAC Services in Canada; as operator of the .biz registry under contract with ICANN; as operator of the registry of U.S. Common Short Codes; as the provider of DNS services to a wide variety of major corporations, and as a provider of data services to major retailers and marketers. Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator, each of which is with the U.S. government, may be terminated by the government at will.
If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or any of our other clients that has the right to unilaterally terminate their contracts with us for any reason, including for performance-related or other reasons, the clients may unilaterally terminate the contracts or require us to modify the contracts in ways unfavorable to us, either of which could lead to an unexpected loss of revenue and adversely affect our operating performance. The loss or significant modification of a major contract also could cause us to suffer a loss of reputation that would make it more difficult for us to compete for contracts to provide similar services in the future. Further, a termination arising out of our default under a contract could expose us to a liability for breach of contract.
Failure to comply with neutrality requirements could result in loss of significant contracts.
Pursuant to orders and regulations of the U.S. government and provisions contained in our material contracts, we must comply with certain ongoing neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, interconnected VoIP provider, telecommunications industry segment, technology, or group of telecommunications consumers over any other telecommunications or VoIP service provider, industry segment, technology, or group of consumers in the conduct of our business. The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide. We provide to the FCC and the North American Numbering Council, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements. Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or lenders. For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations. Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S. government and commercial contracts may result in fines, corrective measures, termination of our contracts, or exclusion from bidding on future contracts, any one of which could have a material adverse effect on our results of operations.
Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or otherwise adversely affect our business.
Certain of our domestic operations and many of our clients’ operations are subject to regulation by the FCC and other federal, state and local agencies. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If such statutory or regulatory changes were to occur, the demand for many of our services could change in ways that we cannot predict and our revenue could decline, or our costs could increase due to such changes. These risks include the ability of the federal government, most notably the FCC and the Department of Commerce, to:

•	increase or change regulatory oversight over services we provide;

•
adopt or modify statutes, regulations, policies, procedures or programs in ways that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts or contracts like the NPAC that are subject to a competitive proposal process, including the manner in which we charge for certain of our services. For example,

•
in November 2005 and in 2010, major carriers filed petitions with the FCC seeking changes in the way our clients are billed for services provided by us under our contracts with North American Portability Management LLC; Verizon Corporation filed a similar petition with the FCC in May 2011;

•
after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a selection process for the administration of NPAC Services at the expiration of the current contracts. See “—The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services on the same terms and conditions, or at all, our business, prospects, financial condition and results of operations will be materially adversely affected.”; and

•
in January 2014, the FCC issued a Report and Order and Notice of Proposed Rulemaking and Notice of Inquiry, commencing voluntary experiments intended to assess the impact of the potential future transition in the telecommunications industry from traditional dedicated circuit network architecture to a design where all forms of traffic — voice, video, and information — are transmitted digitally over IP-based networks, or the IP Transition. Although the purpose of the experiments is to gather data only and no specific regulatory changes relating to the IP Transition have been proposed, this FCC action may indicate increasing momentum in connection with the implementation of the IP Transition;

•
prohibit us from entering into new contracts or extending existing contracts to provide services to the communications industry based on actual or suspected violations of our neutrality requirements, business performance concerns, or other reasons;

•
adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our clients (e.g., regulatory changes to support IP Transition);

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

In addition, we are subject to risks arising out of the delegation of the Department of Commerce’s responsibilities for the domain name system to ICANN. Changes in the regulations or statutes to which our clients are subject could cause our clients to alter or decrease the services they purchase from us. We cannot predict when, or upon what terms and conditions, further regulation, deregulation or litigation designed to delay or prevent the introduction of new top-level domains might occur or the effect future regulation or deregulation may have on our business.
Further, the current regulatory environment for Internet communications, products and services generally is uncertain and various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled. It may take several years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications services and taxation, apply to the Internet and to related products and services such as ours, and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. Our failure or the failure of our clients and others with whom we transact business to comply with existing or future regulatory or other legal requirements could materially adversely affect our business, financial condition and results of operations.
If we are unable to protect our intellectual property rights adequately, the value of our services and solutions could be diminished.
Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure that the precautionary steps we have taken will completely protect our intellectual property rights. Effectively policing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States. Further, because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our services and solutions that may block our use of our intellectual property or may be used by third-parties who compete with our services and solutions. As we expand our business and introduce new services and solutions, there may be an increased risk of infringement and other intellectual property claims by third-parties. From time to time, we and our clients may receive claims alleging infringement of intellectual property rights, or may become aware of certain third-party patents that may relate to our services and solutions.
Additionally, some of our client agreements require that we indemnify our clients for infringement claims resulting from their use of our intellectual property embedded in their products. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the number of parties holding intellectual property within the communications industry, increase the risks associated with intellectual property litigation. Moreover, the commercial success of our services and solutions may increase the risk that an infringement claim may be made against us. Royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Any infringement claim successfully asserted against us or against a client for which we have an obligation to defend could result in costly litigation, the payment of substantial damages, and an injunction that prohibits us from continuing to offer the service or solution in question, any of which could have a material adverse effect on our business, financial condition and operating results.
The markets for our services are competitive, and if we do not adapt our organization and services to meet rapid technological and market change, we could lose clients or market share.
Our future growth is largely dependent upon our ability to continue to adapt our products, services, and organization to meet the demands of rapidly evolving markets and industry standards.  We compete against well-funded providers of data registry, information and analytics services, as well as communications software companies and system integrators.  In addition, our industry is characterized by rapid technological change, evolving industry standards, and frequent new service offerings.  Significant technological changes could make our technology and services obsolete.
Accordingly, our future success depends on our ability to: (i) adapt our products, services, organization, workforce, and sales strategies to fit the rapidly changing needs of current and future clients; (ii) identify emerging technological and other trends in our target markets; and (iii) develop or acquire and bring to market competitive products and services quickly and cost-effectively by continually improving the features, functionality, reliability and responsiveness of our services, and by developing new features, services and applications to meet changing client needs.  Our ability to take advantage of opportunities in the market may require us to invest considerable resources adapting our organization and capabilities to support development of products and systems that can support new services or be integrated with new technologies and incur other expenses well in advance of our ability to generate revenue from these services.  These development efforts may divert resources from other potential investments in our businesses, management time and attention from other matters, and may not lead to the development of new products or services on a timely basis.
We cannot guarantee that we will be able to adapt to these challenges or respond successfully or in a cost-effective way, particularly in the early stages of launching a new service.  Further, we may experience delays in the development of one or more features of our solutions, which could materially reduce the potential benefits to us for providing these services.  Potential clients may not adopt our solutions and we may not be able to reach acceptable contract terms with clients to provide these services.
As a result, the failure to effectively adapt our organization, products and services to the needs of our markets or the failure of our offerings to gain market acceptance, could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.  Our failure to adapt to meet market demand in a cost-effective manner could adversely affect our ability to compete and retain clients or market share.
If we are not able to obtain the data required to provide our information services, or we obtain inaccurate data, our operating results could be adversely affected.
Much of the data that we use in connection with our information and analytics services is purchased or licensed from third parties, obtained from public record sources or provided to us as part of a broader business relationship with a client. If we are not able to obtain this data on favorable economic terms or otherwise, or if the data we obtain is inaccurate, our ability to provide information and analytics services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.

Regulatory and statutory requirements, changes in requirements regarding privacy and data protection or public perceptions of data usage may increase our costs or otherwise adversely affect our business.
Our business operations are subject to a variety of complex privacy and data protection laws and regulations in the United States and in other jurisdictions. These statutory and regulatory requirements are evolving and may change significantly. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain. In addition, data usage both by governments and corporations is currently a matter of keen public concern and press attention. We may need to incur significant costs or modify our business practices and/or our services in order to comply with existing or revised laws and regulations, or to adapt to changing public attitudes about data usage. Any such costs or changes could have a material adverse effect on our results of operations or prospects. If we are not able to comply with applicable laws, we may be subject to significant monetary penalties and/or orders demanding that we cease alleged noncompliant activities. These or other remedies could have a material adverse effect on our results of operation or financial condition. Our failure or alleged failure to comply with privacy and data protection laws, or with public attitudes about data usage, could harm our reputation, result in legal actions against us by governmental authorities or private claimants or cause us to lose clients, any of which could have a material adverse effect on our results of operations or prospects.
In addition, new legislation may be passed or judicial interpretations may be issued that restrict our use of data to provide information and analytics services to our clients. Any restrictions on our ability to provide these services to our clients could have a material adverse effect on our business, results of operation, financial condition and prospects.
Our reorganization efforts may not be effective in increasing our long-term growth prospects or achieving expected cost reductions, may have unintended consequences, and could negatively impact our business.
In the fourth quarter of 2013, we aligned our organization to serve our clients through a common understanding of their needs. We are now organized around a unified sales team that goes to market by the verticals we serve, supported by a common technology platform with consistent interfaces. This alignment resulted in a single operating segment and a change in our financial reporting. We anticipate that this new structure will give us greater insight into our clients' needs and result in increased sales. In addition, our reorganization initiatives, which we expect will continue through fiscal 2014, are designed to result in greater synergies from our acquisitions, achieve further integration among our onsite businesses, and more efficiently manage operating expenses by streamlining functions and organizational structure. Our ability to achieve the anticipated cost efficiencies and other benefits from these initiatives within the expected time frame is subject to significant economic, competitive, and other uncertainties, many of which are beyond our control.
Our reorganization efforts present a number of risks, including:

•	actual or perceived disruption of service or reduction in service standards to clients;

•	the failure to preserve adequate internal controls as we reorganize our general and administrative functions, including our information technology and financial reporting infrastructure;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	loss of sales as we reduce or eliminate staffing in connection with the focus on core product groupings;

•	diversion of management attention from ongoing business activities and core business objectives; and

•	the failure to maintain employee morale and retain key employees due to reductions in the workforce.
Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of the reorganization and, if we do not, our business and results of operations may be adversely affected.
Reorganization activities could disrupt our business and affect our results of operations.
We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, and align our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize additional operating synergies and profitability objectives, or better reflect changes in the strategic direction of our business. These changes could be disruptive to our business, including our research and development efforts, and may result in significant expense, including accounting charges for technology-related write-offs, workforce reduction costs and charges relating to consolidation of facilities. Substantial expense or charges resulting from reorganization activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

If we are unable to manage our costs, our profits could be adversely affected.
Historically, sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our expanded operations, as well as any future growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If our quality of service is compromised because we are unable to successfully manage our costs, or if new systems that we implement in connection with any future restructuring to assist in managing our operations do not produce the expected benefits, we may experience higher turnover in our client base and our revenue and profits could be adversely affected.
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
We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the services and solutions that we provide and who work well with our clients. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and who can effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of the employees in our sales and marketing organization to establish direct sales channels and to develop multiple distribution channels. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.
Any adverse change in reputation, whether as a result of decreases in revenue, an unfavorable outcome in the competitive proposal process for the new contracts with NAPM, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing employees or attract additional qualified employees with the requisite experience, expertise and knowledge.

Our failure to achieve or sustain market acceptance of our services at desired pricing levels could impact our ability to maintain profitability or positive cash flow.
Our competitors and clients may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:

•
competitors offering our clients services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of Internet infrastructure services might offer its services at lower rates than we do, or a competing domain name registry provider may reduce its prices for domain name registration;

•	clients with a significant volume of transactions may have enhanced leverage in pricing negotiations with us; and

•	if our prices are too high, potential clients may find it economically advantageous to handle certain functions internally instead of using our services.
We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of clients we serve, by generating higher revenue from enhanced services or by reducing our costs.
Our expansion into international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations, and require increased focus from our management.
We currently provide services to clients located in various international locations such as Brazil, Taiwan and China. We intend to pursue additional international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

•	economic and political risks in foreign jurisdictions in which we operate or seek to operate;

•	difficulties in enforcing contracts and collecting receivables through foreign legal systems;

•	differences in foreign laws and regulations, including foreign tax, intellectual property, privacy, labor and contract law, as well as unexpected changes in legal and regulatory requirements;

•	differing technology standards and pace of adoption;

•	export restrictions on encryption and other technologies;

•	fluctuations in currency exchange rates and any imposition of currency exchange controls;

•	increased competition by local, regional, or global companies;

•	difficulties in maintaining positive relationships with foreign governments and government officials; and

•	difficulties associated with managing a large organization spread throughout various countries.
If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
If we are not successful in growing our information services at the rate that we anticipate, our operating results could be negatively impacted.
Our ability to successfully grow our information services depends on a number of different factors, including market acceptance of our information services products and analytics solutions, the expansion of our information services capabilities and geographic coverage, and continued public and regulatory acceptance of data usage for the provision of our information services and analytics solutions, among others. If we are not successful in growing our information services business at the rate that we anticipate, we may not meet expected growth and gross margin projections or expectations, and our operating results, prospects and the market price of our securities could be adversely affected.
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
Integration of acquired business operations is a time consuming process that could disrupt our business by diverting significant management attention and resources away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. It is also possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, suppliers, distributors, creditors, or lessors, or to achieve the anticipated benefits of the acquisition. Further, if we cannot successfully integrate an acquired company’s internal control over financial reporting, the reliability of our financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected.
Even if we are able to integrate acquired businesses successfully, we may not realize the full benefits of the cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates or that these benefits will be achieved within a reasonable period of time. We may be required to invest significant capital and resources after acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, acquired businesses may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. These liabilities could include employment, retirement or severance-related obligations under applicable law, other benefits arrangements, legal claims, warranty or similar liabilities to clients, claims by or amounts owed to vendors, tax liabilities or other amounts owed by the acquired companies. The failure to discover such issues prior to such acquisition, should they be significant, could have a material adverse effect on our business and results of operations.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including certain initiatives to transform business processes, to invest in information systems or to transition certain functions to third party resources or providers, will necessitate modifications to our internal control systems, processes and information systems as we optimize our business and operations.  We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and client perception of our business may suffer.
Risks related to financial market conditions
We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.
The general economic and capital market conditions in the United States and other parts of the world deteriorated significantly in 2008, adversely affecting access to capital and increasing the cost of capital. Although conditions have improved, a large degree of uncertainty remains both domestically and abroad, which continues to adversely impact access to, and the cost of, capital. If funds generated by our operations or available under our 2013 Credit Facilities are insufficient to fund our future activities, including acquisitions, organic business ventures, or capital expenditures, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist when we seek additional financing, we may not be able to raise sufficient capital on favorable terms or at all. Failure to obtain capital on a timely basis could have a material adverse effect on our results of operations and we may not be able to fund further organic and inorganic growth of our business.

Risks related to the notes and our other indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
As of December 31, 2013, borrowings under our 2013 Credit Facilities and Senior Notes was approximately $616.3 million, and we had unused revolving commitments of $191.8 million (after giving effect to $8.2 million of outstanding letters of credit). In addition, the 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of December 31, 2013, the total amount of such potential incremental increases we could request was approximately $756.7 million.
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
In addition, the indenture that governs the Senior Notes and the credit agreement that governs our 2013 Term Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the repayment of all our debt.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement that governs our 2013 Term Facility and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
In order to comply with our neutrality requirements, our certificate of incorporation contains ownership and transfer restrictions relating to telecommunications service providers, VoIP providers and their respective affiliates, which may inhibit potential acquisition bids that our stockholders may consider favorable, and the market price of our Class A common stock may be lower as a result.
In order to comply with neutrality requirements imposed by the FCC in its orders and rules, no entity that qualifies as a “telecommunications service provider,” “VoIP provider” or an affiliate of a telecommunications service provider or VoIP provider, as defined under the Communications Act of 1934 and FCC rules and orders, may beneficially own 5% or more of our capital stock. In general, a telecommunications service provider is an entity that offers telecommunications services to the public at large, and is, therefore, providing telecommunications services on a common carrier basis. In general, a VoIP provider is an entity that provides two-way voice communications over a broadband connection and interconnects with the public switched telephone network.
Moreover, a party will be deemed to be an affiliate of a telecommunications service provider or a VoIP provider if that party controls, is controlled by, or is under common control with, a telecommunications service provider or a VoIP provider, respectively. A party is deemed to control another if that party, directly or indirectly:

•	owns 10% or more of the total outstanding equity of the other party;

•	has the power to vote 10% or more of the securities having ordinary voting power for the election of the directors or management of the other party; or

•	has the power to direct or cause the direction of the management and policies of the other party.
As a result of this regulation, subject to limited exceptions, our certificate of incorporation (a) prohibits any telecommunications service provider, VoIP provider or affiliate of a telecommunications service provider or VoIP provider from beneficially owning, directly or indirectly, 5% or more of our outstanding capital stock and (b) empowers our Board of Directors to determine whether any particular holder of our capital stock is a telecommunications service provider, VoIP provider or an affiliate of a telecommunications service provider or VoIP provider. Among other things, our certificate of incorporation provides that:

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

Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation. In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider, VoIP provider or an affiliate of a telecommunications service provider or VoIP provider. If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner — meaning, among other things, that we may elect to require that the excess shares be sold. We may request additional information from our stockholders to ensure compliance with this restriction. Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.
Nothing in our certificate of incorporation restricts our ability to purchase shares of our capital stock. If a purchase by us of shares of our capital stock results in a stockholder’s percentage interest in our outstanding capital stock increasing to over the 5% threshold, such stockholder must deliver the required certification regarding such stockholder’s status as a telecommunications service provider, VoIP provider or affiliate of a telecommunications service provider or VoIP provider. In addition, to the extent that a repurchase by us of shares of our capital stock causes any stockholder to violate the restrictions on ownership and transfer contained in our certificate of incorporation, that stockholder will be subject to all of the provisions applicable to prohibited owners, including required divestiture and loss of voting rights.
These restrictions and requirements may:

•
discourage industry participants that might have otherwise been interested in acquiring us from making a tender offer or proposing some other form of transaction that could involve a premium price for our shares or otherwise be in the best interests of our stockholders; and

•
discourage investment in us by other investors who are telecommunications service providers or VoIP providers or who may be deemed to be affiliates of a telecommunications service provider or VoIP provider, which may decrease the demand for our Class A common stock and cause the market price of our Class A common stock to be lower.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400. As of December 31, 2013, we leased approximately 580,000 square feet of space, primarily in the United States, and to a lesser extent in Europe and Costa Rica, in support of general office and sales operations. We own a 54,000 square foot facility in Englewood, Colorado. As of February 28, 2014, we believe that our facilities have sufficient capacity to meet the current and projected needs of our business. We periodically evaluate the adequacy of existing facilities and the availability of additional facilities, and we believe that additional or alternative space, if needed, will be available as needed in the future on commercially reasonable terms. The following table lists our major locations that are primarily used for administrative, sales, marketing, support and research and development operations:

Leased Property Locations	Approximate Square Footage
Sterling, VA, United States	192,000
McLean, VA, United States	44,000
Arizona, United States	7,000
California, United States	221,000
Colorado, United States	13,000
Kentucky, United States	36,000
Utah, United States	8,000
District of Colombia, United States	13,000
Staines, United Kingdom	3,000
Heredia, Costa Rica	13,000

Owned Property Locations	Approximate Square Footage
Colorado, United States	54,000
Upon expiration of the property leases, we expect to obtain renewals or to lease alternative space. Lease expiration dates range from 2014 through 2023.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 21, 2014, our Class A common stock was held by 199 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended December 31, 2012
First quarter	$37.29	$33.84
Second quarter	$37.26	$30.40
Third quarter	$40.25	$32.49
Fourth quarter	$43.20	$36.59
Fiscal year ended December 31, 2013
First quarter	$47.07	$42.66
Second quarter	$50.03	$42.38
Third quarter	$56.51	$49.48
Fourth quarter	$49.95	$45.40
There is no established public trading market for our Class B common stock. As of February 21, 2014, our Class B common stock was held by 5 stockholders of record.
Dividends
We did not pay any cash dividends on our Class A or Class B common stock in 2012 or 2013 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. Our 2013 Term Facility limits our ability to declare or pay dividends to an amount up to $100 million per year. We currently intend to retain any future earnings to finance our operations and growth. We are limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our Board of Directors deems relevant.
Purchases of Equity Securities
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2013:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 through October 31, 2013	760,032	$47.53	758,700	$59,426,635
November 1 through November 30, 2013	657,683	47.73	655,700	28,128,852
December 1 through December 31, 2013	580,272	48.98	574,350	—
Total	1,997,987		1,988,750	$—

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 9,237 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under our incentive stock plans.

(3)
On May 2, 2013, we announced the adoption of a 2013 share repurchase program, which expired on December 31, 2013. The 2013 program authorized the purchase of up to $250 million of Class A common shares.

Performance Graph
The following chart compares Neustar’s cumulative stockholder return on its common stock over the last five fiscal years compared with $100 invested in the Russell 1000 Index and the NYSE TMT Index, an Index of Technology, Media and Telecommunications companies, each over that same period.
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
The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2013. The selected consolidated statements of operations data for each of the three years ended December 31, 2011, 2012 and 2013, and the selected consolidated balance sheet data as of December 31, 2012 and 2013, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2009 and 2010, and the selected consolidated balance sheet data as of December 31, 2009, 2010 and 2011, have been derived from our audited consolidated financial statements and related notes not included in this report.
The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$467,253	$520,866	$620,455	$831,388	$902,041
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	99,436	111,282	137,992	185,965	212,572
Sales and marketing	80,676	86,363	109,855	163,729	178,017
Research and development	14,094	13,780	17,509	29,794	27,993
General and administrative	52,491	65,496	96,317	81,797	93,930
Depreciation and amortization	29,852	32,861	46,209	92,955	100,233
Restructuring charges	974	5,361	3,549	489	2
	277,523	315,143	411,431	554,729	612,747
Income from operations	189,730	205,723	209,024	276,659	289,294
Other (expense) income:
Interest and other expense	(5,213)	(6,995)	(6,279)	(34,155)	(34,527)
Interest and other income	7,491	7,582	1,966	596	357
Income from continuing operations before income taxes	192,008	206,310	204,711	243,100	255,124
Provision for income taxes, continuing operations	76,498	82,282	81,137	87,013	92,372
Income from continuing operations	115,510	124,028	123,574	156,087	162,752
(Loss) income from discontinued operations, net of tax	(14,369)	(17,819)	37,249	—	—
Net income	$101,141	$106,209	$160,823	$156,087	$162,752
Basic net income (loss) per common share:
Continuing operations	$1.55	$1.66	$1.69	$2.34	$2.52
Discontinued operations	(0.19)	(0.24)	0.51	—	—
Basic net income per common share	$1.36	$1.42	$2.20	$2.34	$2.52
Diluted net income (loss) per common share:
Continuing operations	$1.53	$1.63	$1.66	$2.30	$2.46
Discontinued operations	(0.19)	(0.23)	0.50	—	—
Diluted net income per common share	$1.34	$1.40	$2.16	$2.30	$2.46
Weighted average common shares outstanding:
Basic	74,301	74,555	72,974	66,737	64,463
Diluted	75,465	76,065	74,496	67,956	66,108

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$342,191	$345,372	$132,782	$343,921	$223,309
Working capital	316,263	345,221	196,442	368,326	264,838
Goodwill and intangible assets	127,206	143,625	910,946	860,665	917,953
Total assets	647,804	733,874	1,382,610	1,526,724	1,507,081
Deferred revenue and client credits, excluding current portion	8,923	10,578	10,363	9,922	12,061
Long-term note payable and capital lease obligations, excluding current portion	10,766	4,076	586,727	577,505	610,711
Total stockholders’ equity	504,437	596,112	502,634	646,608	589,574

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
In 2013, revenue continued to be strong and we positioned ourselves for future growth by aligning our client-facing functions with key industry verticals. In addition, we continued to pursue renewal of our contracts to provide number portability services, and returned capital to our shareholders through our share repurchase program.
Total revenue for the year increased 8.5% to $902.0 million as compared to $831.4 million in 2012. This increase in revenue was driven by a contractual increase of 6.5% in the fixed fee under our contracts to provide number portability services, and by greater demand for our Marketing Services.
In the fourth quarter of 2013, we aligned our organizational structure to better serve our clients through a common understanding of their needs. This reorganization unified our sales and marketing teams, now aligned with the market verticals that we serve, and organized our products and technology teams into a functional structure. We believe this new organizational structure will give us greater insight into our clients' needs. This client focus is also expected to support an innovative product pipeline that can more effectively turn ideas into marketable products, and products into scalable offers tailored to our client verticals. This new alignment changed how we go to market and how we manage the business, including significant shifts in employee reporting responsibilities, and resulted in a single operating segment and a change in our financial reporting. We anticipate that this new structure will allow our operations to scale more effectively and more efficiently manage operating expenses by streamlining functions and organizational structure. In addition, our reorganization initiatives, which we expect will continue through fiscal 2014, are designed to result in greater synergies from our acquisitions and achieve further integration among our onsite businesses.
In May 2010, the NAPM announced a selection process for the administration of the local number portability contracts with the expiration of the current contracts, which continue through June 2015. We submitted our response to the RFP on the then current submission deadline of April 5, 2013. On April 17, 2013, the NAPM announced on its website that it had extended the deadline for interested parties to respond to its RFP until April 22, 2013. On February 21, 2014, the NAPM published a revised timeline for the selection process, indicating that the estimated date for the FCC approval of LNPA vendor selection for all regions had changed from January 20, 2014 to May 6, 2014. We have requested that the NAPM provide all bidders in the selection process the opportunity to submit additional revised proposals. We have also made filings with the FCC expressing our concerns regarding the selection process, including a petition for a declaratory ruling on February 12, 2014.

During 2013, we issued $300 million of 10-year senior notes at 4.5% and completed a $525 million credit facility, which included a $325 million Term Loan A and $200 million Revolving Credit Facility, replacing our outstanding debt. This refinancing provides us with staggered maturities and a lower cost of debt. In addition, we used cash on hand to add campaign and predictive analytics capabilities to our marketing platform, giving us a comprehensive workflow solution that advertising agencies and marketers depend on. This capability allows our clients to measure the effectiveness of cross-channel campaigns in real-time in a single view.
Further, we continued to execute our capital allocation strategy through share purchases. During the year ended December 31, 2013, we purchased approximately 5.9 million shares of our common stock at an average price of $48.71 per share for a total of $285.3 million. On January 29, 2014, we announced the authorization of a 2014 share repurchase program, which will expire on December 31, 2014 and authorizes the purchase of up to $200 million of our Class A common shares.
Our Company
We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of real-time information services and analytics, including marketing services, business assurance services, security solutions, data services, and data registry services.
Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, depreciation and amortization, and restructuring charges.
Cost of revenue includes all direct materials costs, direct labor costs, and indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies, payment processing fees, and general facilities cost. Our primary cost of revenue is personnel costs associated with service implementation, product maintenance, client deployment and client care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid to third parties related to our U.S. Common Short Code services and registry gateway services. Cost of revenue also includes costs relating to our information technology and systems department, including network costs, data center maintenance, database management, data processing costs and general facilities costs.
Sales and marketing expense consists of personnel costs, such as salaries, sales commissions, travel, stock-based compensation, and other personnel-related expense; costs associated with attending and sponsoring trade shows; facilities costs; professional fees; costs of marketing programs, such as Internet and print marketing programs, as well as costs for product branding, market analysis and forecasting; and client relationship management.
Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense; contractor costs; and the costs of facilities, and computer and support services used in service and technology development.
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
Restructuring charges relate to the termination of certain employees and reduction in or closure of leased facilities.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. Under the rules and regulations of the SEC, an accounting policy is considered to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of our critical accounting policies with the audit committee of our Board of Directors, and the audit committee has reviewed our related disclosures in this report.

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
Revenue Recognition
We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with NAPM. The aggregate fees for transactions processed under the contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee is subject to an annual price escalator of 6.5%. If actual volume of transactions in a given year is above or below the contractually established volume range for that year, the annual fixed fee may be adjusted up or down, respectively. At each reporting period, we assess the volume of transactions in comparison to the contractually established volume range for that year and determine the probability of an adjustment, either up or down, to the annual fixed fee. If we determine an adjustment is probable and measurable, we record the adjustment to revenue in the reporting period in which our assessment is made. We have not recorded any adjustments to the annual fixed fee since the inception of these contract terms in January 2009.
For more information regarding our revenue recognition policy, please see Note 2 to our Consolidated Financial Statements in Item 8 of Part II of this report.
Service Level Standards
Some of our private commercial contracts require us to meet minimum service level standards and impose corresponding penalties for failure to meet those standards. We record a provision for these performance-related penalties when we become aware that we have failed to meet required service levels, which results in a corresponding reduction of our revenue.
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
In the fourth quarter of 2013, we reorganized our operating structure and internal financial reporting to a functional structure, to reflect of how our chief operating decision maker, or CODM, allocates resources and assesses performance. This reorganization changed our operating segments and the underlying reporting units. Prior to the reorganization, we reported our results of operations based on three operating segments and reporting units: Carrier Services, Enterprise Services, and Information Services. The new functional structure resulted in a single operating segment and reporting unit. We did not identify indicators of impairment in connection with this realignment.
Our 2013 annual goodwill impairment analysis, which we performed as of October 1, 2013, did not result in an impairment charge. We compared our market capitalization to our reporting unit carrying value as of October 1, 2013. As a result of this analysis, we determined that the estimated fair value of our reporting unit was substantially in excess of the carrying value.
We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable; however, there are a number of factors, including factors outside of our control, including stock price volatility, that could cause actual results to differ from our estimates.
Any changes to our key assumptions about our business and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance could result in a change of our operating segment or reporting unit, requiring a reallocation and impairment analysis of our goodwill. A goodwill impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. As of December 31, 2013, we had $642.8 million in goodwill.

Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with NAPM, we bill a revenue recovery collections fee, or RRC fee, equal to a percentage of monthly billings to our clients. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual client. During the years ended December 31, 2011 and 2012 and for the six months ended June 30, 2013, the RRC fee was 0.65%. On July 1, 2013, the RRC rate was reduced to 0.50% and remained at that level through December 31, 2013. Any accrued RRC fees in excess of uncollectible receivables are paid back to the clients annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.
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
We file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service has initiated an examination of our 2009 federal income tax return. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.
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
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets within the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes. If any performance goals specific to the restricted stock unit awards are not met, no compensation cost ultimately is recognized for such awards, and to the extent previously recognized, compensation cost is reversed. As of December 31, 2013, the level of achievement of the performance target awards for performance years 2011, 2012 and 2013 was 134%, 129.5% and 111.2%, respectively.
During 2013, we revised our estimate of the level of achievement of the performance awards for the performance year of 2013 from 100% of target to 111.2% of target. Our consolidated net income for the year ended December 31, 2013 was $162.8 million and diluted earnings per share was $2.46 per share. If we had continued to use the previous estimate of the level of achievement of 100% of the performance target for the performance year of 2013, the as adjusted net income for the year ended December 31, 2013 would have been approximately $163.6 million and the as adjusted diluted earnings per share would have had been approximately $2.47 per share. As of December 31, 2013, the performance years 2011 and 2012 were complete and the levels of achievement of the performance targets were fixed.
Consolidated Results of Operations
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2013
The following table presents an overview of our results of operations for the years ended December 31, 2012 and 2013.

	Years Ended December 31,
	2012	2013	2012 vs. 2013
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue	$831,388	$902,041	$70,653	8.5%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	185,965	212,572	26,607	14.3%
Sales and marketing	163,729	178,017	14,288	8.7%
Research and development	29,794	27,993	(1,801)	(6.0)%
General and administrative	81,797	93,930	12,133	14.8%
Depreciation and amortization	92,955	100,233	7,278	7.8%
Restructuring charges	489	2	(487)	(99.6)%
	554,729	612,747	58,018	10.5%
Income from operations	276,659	289,294	12,635	4.6%
Other (expense) income:
Interest and other expense	(34,155)	(34,527)	(372)	1.1%
Interest and other income	596	357	(239)	(40.1)%
Income before income taxes	243,100	255,124	12,024	4.9%
Provision for income taxes	87,013	92,372	5,359	6.2%
Net income	$156,087	$162,752	$6,665	4.3%

Net income per share:
Basic	$2.34	$2.52
Diluted	$2.30	$2.46
Weighted average common shares outstanding:
Basic	66,737	64,463
Diluted	67,956	66,108

Revenue
Revenue. Revenue increased $70.7 million driven by strong demand for our services and a $26.7 million increase in the fixed fee established under our contracts to provide NPAC Services. Revenue from our Marketing Services increased $19.1 million, driven by increased demand for our services that help our clients make instant and high impact decisions to promote their businesses and increase customer retention. Data Services revenue increased $13.4 million driven by increased demand for services that enable our carrier clients to exchange essential operating information with multiple carriers. Revenue from our Security Services increased $6.8 million driven by an increase in demand for our DDoS mitigation services.
Expense
Cost of revenue.  Cost of revenue increased $26.6 million due to an increase of $10.4 million in personnel and personnel-related expense, an increase of $8.4 million in costs related to our information technology and systems, an increase of $5.4 million in royalties, and an increase of $2.4 million in contractor costs incurred to support our business operations. The increase in personnel and personnel-related expense was due to increases in stock-based compensation and salary and benefits, which were driven by increased headcount. In addition, the increase in costs related to our information technology and systems was associated with increased sales that resulted in increased data processing, telecommunications, and maintenance costs.
Sales and marketing.  Sales and marketing expense increased $14.3 million due to an increase of $9.3 million in personnel and personnel-related expense and an increase of $5.0 million in advertising and marketing costs. The increase in personnel and personnel-related expense was due to increases in stock-based compensation and salary and benefits, which were driven by increased average headcount related to the expansion of our sales and marketing teams to support service offerings. The increase in advertising and marketing costs was driven by costs incurred to promote awareness of our services and outsourced fees incurred to support our long-term sales strategy.
Research and development.  Research and development expense decreased $1.8 million due to a decrease of $1.3 million in personnel and personnel-related expense.
General and administrative.  General and administrative expense increased $12.1 million due to an increase of $6.8 million in personnel and personnel-related expense, an increase of $3.6 million in professional fees, and an increase of $2.1 million in bad debt expense. The increase in personnel and personnel-related expense was driven by stock-based compensation. The increase in professional fees was driven by costs incurred to support business growth, strategic planning and pursuit of new business opportunities.
Depreciation and amortization.  Depreciation and amortization expense increased $7.3 million due to an increase of $9.2 million in depreciation expense related to capitalized development costs. This increase was partially offset by a decrease of $2.1 million in depreciation expense related to assets under capital leases.
Restructuring charges.  Restructuring charges for the year ended December 31, 2012 were comparable to the charges recorded for the year ended December 31, 2013.
Interest and other expense.  Interest and other expense increased $0.4 million due to a $10.9 million loss on debt modification and extinguishment recorded in the first quarter of 2013 in connection with the refinancing of our 2011 Credit Facilities. This increase was partially offset by lower interest expense of $10.3 million driven by the refinancing of our 2011 Credit Facilities.
Interest and other income.  Interest and other income for the year ended December 31, 2012 was comparable to the income recorded for the year ended December 31, 2013.
Provision for income taxes.  Our effective tax rate for the year ended December 31, 2013 increased to 36.2% from 35.8% for the year ended December 31, 2012. During 2013, we recorded $4.8 million of discrete tax benefits primarily due to research tax credits and a worthless stock deduction. During 2012, we recorded $6.8 million of discrete tax benefits due to our domestic production activities deduction and utilization of foreign tax credits against federal income taxes. Excluding discrete tax benefits, our effective tax rate would have been approximately 38.6% and 38.1% for the years ended December 31, 2012 and 2013, respectively. This decrease is primarily associated with federal research tax credits recorded in 2013, partially offset by nondeductible transaction related costs in connection with our acquisition completed in the fourth quarter of 2013.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012
The following table presents an overview of our results of operations for the years ended December 31, 2011 and 2012.

	Years Ended December 31,
	2011	2012	2011 vs. 2012
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue	$620,455	$831,388	$210,933	34.0%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	137,992	185,965	47,973	34.8%
Sales and marketing	109,855	163,729	53,874	49.0%
Research and development	17,509	29,794	12,285	70.2%
General and administrative	96,317	81,797	(14,520)	(15.1)%
Depreciation and amortization	46,209	92,955	46,746	101.2%
Restructuring charges	3,549	489	(3,060)	(86.2)%
	411,431	554,729	143,298	34.8%
Income from operations	209,024	276,659	67,635	32.4%
Other (expense) income:
Interest and other expense	(6,279)	(34,155)	(27,876)	444.0%
Interest and other income	1,966	596	(1,370)	(69.7)%
Income from continuing operations before income taxes	204,711	243,100	38,389	18.8%
Provision for income taxes, continuing operations	81,137	87,013	5,876	7.2%
Income from continuing operations	123,574	156,087	32,513	26.3%
Income from discontinued operations, net of tax	37,249	—	(37,249)	(100.0)%
Net income	$160,823	$156,087	$(4,736)	(2.9)%
Basic net income per common share:
Continuing operations	$1.69	$2.34
Discontinued operations	0.51	—
Basic net income per common share	$2.20	$2.34
Diluted net income per common share:
Continuing operations	$1.66	$2.30
Discontinued operations	0.50	—
Diluted net income per common share	$2.16	$2.30
Weighted average common shares outstanding:
Basic	72,974	66,737
Diluted	74,496	67,956
Revenue
Revenue.  Revenue increased $210.9 million, including $143.2 million in revenue related to acquisitions completed in 2011. The overall increase of $210.9 million was driven by an increase of $109.8 million in revenue from Data Registries and an increase of $79.8 million in revenue from Marketing Services. In particular, the increase in revenue from Data Registries was driven by an increase of $58.5 million in revenue related to an acquisition completed in 2011 and a $45.1 million increase in the fixed fee established under our contracts to provide NPAC Services. The increase in Marketing Services was driven by a full year of revenue from an acquisition completed in November 2011 and growth in revenue from services that help our clients to make instant and high impact decision to promote their businesses and increase customer retention.

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
Research and development.  Research and development expense increased $12.3 million, including $9.9 million of operating costs related to acquisitions completed in 2011. The overall increase of $12.3 million in research and development expense was due to an increase of $9.6 million in personnel and personnel-related expense to support service and technology development. In addition, general facilities costs increased $1.9 million.
General and administrative.  General and administrative expense decreased $14.5 million, including $6.2 million in operating costs related to acquisitions completed in 2011. The overall decrease of $14.5 million was due to $16.3 million in contractor and professional fees due to a decrease of $11.6 million in acquisition and acquisition related costs incurred in 2011 and $2.4 million in direct costs incurred in connection with the modified Dutch auction tender offer we announced and completed in the fourth quarter of 2011. In addition, personnel and personnel related costs decreased $1.1 million, comprised of a $5.5 million decrease in stock-based compensation expense, partially offset by an increase of $4.4 million related to headcount additions to support business operations. Of this $5.5 million decrease in stock-based compensation expense, $5.4 million resulted from higher expense recorded during 2011 for the departure of certain senior executives for which there was no corresponding expense in 2012. These decreases were partially offset by an increase of $2.9 million in general facilities costs.
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
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by our operating activities. Our principal uses of cash have been to fund share purchases, acquisitions, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will continue to be for share purchases, acquisitions, capital expenditures and debt service requirements.
Total cash, cash equivalents and investments were $223.3 million at December 31, 2013, a decrease of $120.6 million from $343.9 million at December 31, 2012. This decrease primarily reflects share repurchases of $285.3 million and $105.4 million for acquired platforms, offset by the generation of $287.9 million of cash from operations.
We believe that our existing cash and cash equivalents, cash from operations and available borrowings under our credit facilities will be sufficient to fund our operations for the next twelve months.
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
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of December 31, 2013, we had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $191.8 million, exclusive of outstanding letters of credit totaling $8.2 million. On February 7, 2014, we borrowed $175.0 million under the 2013 Revolving Facility for general corporate purposes.
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
As of December 31, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $8.4 million. Total amortization expense of the deferred financing costs and loan origination fees was $2.0 million for the year ended December 31, 2013, and was reported as interest expense in the consolidated statements of operations.
Senior Notes
On January 22, 2013, we closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended. The Senior Notes were issued pursuant to an indenture, dated as of January 22, 2013, among us, certain of our domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Senior Notes are our general unsecured senior obligations and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors.
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of December 31, 2013, accrued interest under the Senior Notes was $6.2 million.
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
As of December 31, 2013, deferred financing costs related to the Senior Notes were $14.3 million. Total amortization expense of the deferred financing costs was $1.2 million for the year ended December 31, 2013, and is reported as interest expense in the consolidated statements of operations.
Discussion of Cash Flows
2013 compared to 2012
Cash flows from operations
Net cash provided by operating activities for the year ended December 31, 2013 was $287.9 million, as compared to $303.6 million for the year ended December 31, 2012. This $15.7 million decrease in net cash provided by operating activities was the result of a decrease in net changes in operating assets and liabilities of $43.8 million, partially offset by an increase in net income of $6.7 million, and an increase in non-cash adjustments of $21.4 million.

Net changes in operating assets and liabilities decreased $43.8 million due to a decrease of $33.2 million in income taxes receivable, a decrease of $15.9 million in prepaid expenses and other current assets, and a decrease of $4.8 million in deferred revenue. These decreases in net changes in operating assets and liabilities were partially offset by an increase of $8.6 million in accounts payable and accrued expenses and an increase of $4.1 million in other liabilities.
Non-cash adjustments increased $21.4 million driven by an increase of $12.5 million in stock-based compensation, a loss on debt modification and extinguishment of $10.9 million recorded in the first quarter of 2013 related to our debt refinancing, an increase of $7.3 million in depreciation and amortization expense, and an increase of $2.1 million in bad debt expense. These increases in non-cash adjustments were partially offset by a decrease of $11.5 million deferred income taxes.
Cash flows from investing
Net cash used in investing activities for the year ended December 31, 2013 was $155.1 million, as compared to $43.6 million for the year ended December 31, 2012. This $111.5 million increase in net cash used in investing activities was due to an increase of $106.1 million in cash used for acquisitions completed in 2013, and a net decrease of $5.3 million in cash received from the sale and maturities of investments and an increase of $0.1 million in cash used to purchase property and equipment.
Cash flows from financing
Net cash used in financing activities was $249.6 million for the year ended December 31, 2013, as compared to $41.9 million for year ended December 31, 2012. This $207.6 million increase in net cash used in financing activities was due to an increase of $187.2 million in cash used for the purchase of our Class A common stock under our share repurchase programs, a decrease of $35.4 million in proceeds from the exercise of stock options, and $11.4 million of cash used for debt issuance costs attributable to our debt refinancing completed in the first quarter of 2013. These increases in cash used were partially offset by net proceeds of $31.7 million attributable to our debt refinancing, and a decrease of $7.0 million in restricted cash.
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
Non-cash adjustments increased $21.7 million due in part to an increase of $46.1 million in depreciation and amortization expense, an increase of $3.3 million in the amortization of our deferred financing costs and original debt discount from our 2011 Credit Facilities, and an increase of $1.5 million in our provision for doubtful account. This increase in non-cash adjustments was partially offset by a decrease of $21.0 million in deferred income taxes, a decrease of $4.5 million in excess tax benefits from stock option exercises, a decrease of $2.4 million in the net amortization of investment premium and a $1.9 million in loss on sale recorded in the first quarter of 2011 attributable to the sale of certain assets and liabilities of our Converged Messaging Services business.
Net changes in operating assets and liabilities increased $60.2 million due to a decrease of $59.1 million in income taxes receivable, the result of the tax benefit we recorded in the first quarter of 2011 in connection with a worthless stock loss deduction, a decrease of $20.4 million in prepaid expenses and other current assets, a net decrease of $7.7 million in notes receivable, and an increase of $6.6 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by a net change of $30.2 million attributable to net increases in accounts and unbilled receivables, and a net change of $9.1 million attributable to increases in accounts payable and accrued expenses.
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
Cash flows from financing
Net cash used in financing activities was $41.9 million for the year ended December 31, 2012, as compared to cash provided by financing activities of $270.9 million for year ended December 31, 2011. This $312.8 million increase in net cash used in financing activities was due to a decrease of $591.0 million in cash received under our 2011 Credit Facilities, an increase of $8.6 million in cash used for the repurchase of restricted stock awards attributable to participants’ electing to use stock to satisfy their tax withholdings, and an increase of $4.5 million in cash used for principal repayments on our 2011 Credit Facilities. These increases in cash used in financing activities were partially offset by a decrease of $226.3 million in cash used to repurchase shares of our Class A common stock under our share repurchase programs, a decrease of $20.4 million in debt issuance costs attributed to our 2011 Credit Facilities, an increase of $19.8 million in proceeds from the exercise of stock options, a net change of $16.6 million attributable to a decrease in restricted cash, an increase of $4.5 million in excess tax benefits from stock-based compensation, and a reduction of $3.7 million in cash used in principal repayments on capital lease obligations.
Contractual Obligations
Our principal commitments consist of obligations under our Senior Notes, 2013 Credit Facilities, leases for office space, and computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$4,585	$2,404	$2,181	$—	$—
Operating lease obligations	156,382	13,033	33,495	37,088	72,766
2013 Term Facility(1)	338,544	13,682	26,947	297,915	—
Senior Notes(1)	422,325	13,500	27,000	27,000	354,825
Total	$921,836	$42,619	$89,623	$362,003	$427,591

(1)	Interest expense related to the 2013 Term Facility has been calculated using a rate of 1.8%. Interest expense related to the Senior Notes has been calculated using a fixed 4.5% interest rate.
Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2013:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Standby letters of credit	$10,121	$2,015	$7,235	$—	$871
The amounts presented in the tables above may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation. As of December 31, 2013, we had $6.8 million of unrecognized tax benefits recorded in other long-term liabilities along with interest accrued thereon and $82.2 million of long-term deferred tax liabilities. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, we have not included these amounts in the contractual obligations table above. See Note 13 to the consolidated financial statements in Item 8 of Part II of this report for a discussion on income taxes.
Effect of Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2011, 2012 and 2013.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2012 and 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our 2013 Term Facility and foreign currency fluctuations.
Borrowings outstanding under our 2013 Term Facility bore interest, at our option, either: (1) at the base rate, which was defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. As of December 31, 2013, borrowings under our 2013 Term Facility were approximately $316.3 million. A hypothetical change in interest rates by 100 basis points would not have a material impact on our financial position.
We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2013, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.
Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 28, 2014

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$340,255	$223,309
Restricted cash	2,543	1,858
Short-term investments	3,666	—
Accounts receivable, net of allowance for doubtful accounts of $2,161 and $2,507, respectively	131,805	152,821
Unbilled receivables	6,372	10,790
Notes receivable	2,740	1,008
Prepaid expenses and other current assets	17,707	23,914
Deferred costs	7,379	6,324
Income taxes receivable	6,596	7,341
Deferred tax assets	6,693	8,774
Total current assets	525,756	436,139
Property and equipment, net	118,513	124,285
Goodwill	572,178	642,812
Intangible assets, net	288,487	275,141
Notes receivable, long-term	1,008	—
Other assets, long-term	20,782	28,704
Total assets	$1,526,724	$1,507,081

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,269	$9,620
Accrued expenses	85,424	94,457
Deferred revenue	49,070	54,004
Notes payable	8,125	7,972
Capital lease obligations	1,686	1,894
Other liabilities	3,856	3,354
Total current liabilities	157,430	171,301
Deferred revenue, long-term	9,922	12,061
Notes payable, long-term	576,688	608,292
Capital lease obligations, long-term	817	2,419
Deferred tax liability, long-term	114,130	82,164
Other liabilities, long-term	21,129	41,270
Total liabilities	880,116	917,507
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and 2013	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 85,958,791 and 87,147,586 shares issued; and 66,171,702 and 61,400,908 outstanding at December 31, 2012 and 2013, respectively	86	87
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2012 and 2013, respectively	—	—
Additional paid-in capital	532,743	602,796
Treasury stock, 19,787,089 and 25,746,678 shares at December 31, 2012 and 2013, respectively, at cost	(604,042)	(893,852)
Accumulated other comprehensive loss	(767)	(797)
Retained earnings	718,588	881,340
Total stockholders’ equity	646,608	589,574
Total liabilities and stockholders’ equity	$1,526,724	$1,507,081

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2011	2012	2013
Revenue	$620,455	$831,388	$902,041
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	137,992	185,965	212,572
Sales and marketing	109,855	163,729	178,017
Research and development	17,509	29,794	27,993
General and administrative	96,317	81,797	93,930
Depreciation and amortization	46,209	92,955	100,233
Restructuring charges	3,549	489	2
	411,431	554,729	612,747
Income from operations	209,024	276,659	289,294
Other (expense) income:
Interest and other expense	(6,279)	(34,155)	(34,527)
Interest and other income	1,966	596	357
Income from continuing operations before income taxes	204,711	243,100	255,124
Provision for income taxes, continuing operations	81,137	87,013	92,372
Income from continuing operations	123,574	156,087	162,752
Income from discontinued operations, net of tax	37,249	—	—
Net income	$160,823	$156,087	$162,752
Basic net income per common share:
Continuing operations	$1.69	$2.34	$2.52
Discontinued operations	0.51	—	—
Basic net income per common share	$2.20	$2.34	$2.52
Diluted net income per common share:
Continuing operations	$1.66	$2.30	$2.46
Discontinued operations	0.50	—	—
Diluted net income per common share	$2.16	$2.30	$2.46
Weighted average common shares outstanding:
Basic	72,974	66,737	64,463
Diluted	74,496	67,956	66,108

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income	$160,823	$156,087	$162,752
Other comprehensive (loss) income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $(3), $86 and $73 respectively	(119)	192	(112)
Reclassification for gains included in net income, net of tax of $217, $0 and $28 respectively	(332)	—	(44)
Net change in unrealized gains on investments, net of tax	(451)	192	(156)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(261), $85 and $(70), respectively	305	(201)	126
Reclassification adjustment included in net income, net of tax of $307, $0 and $0 respectively	(468)	—	—
Foreign currency translation adjustment, net of tax	(163)	(201)	126
Other comprehensive (loss) income, net of tax	(614)	(9)	(30)
Comprehensive income	$160,209	$156,078	$162,722

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	80,295	$80	3	$—	$364,346	$(169,848)	$(144)	$401,678	$596,112
Issuance of shares from employee equity plans	2,664	3	—	—	39,275	—	—	—	39,278
Stock-based compensation expense	—	—	—	—	28,088	—	—	—	28,088
Equity awards assumed in TARGUSinfo acquisition	—	—	—	—	677	—	—	—	677
Common stock purchase	—	—	—	—	—	(324,301)	—	—	(324,301)
Common stock received for tax withholding	—	—	—	—	—	(1,641)	—	—	(1,641)
Net excess tax benefit from stock option exercises	—	—	—	—	4,212	—	—	—	4,212
Net income	—	—	—	—	—	—	—	160,823	160,823
Other comprehensive loss	—	—	—	—	—	—	(614)	—	(614)
Balance at December 31, 2011	82,959	83	3	—	436,598	(495,790)	(758)	562,501	502,634
Issuance of shares from employee equity plans	3,000	3	—	—	59,053	—	—	—	59,056
Stock-based compensation expense	—	—	—	—	28,058	—	—	—	28,058
Common stock purchase	—	—	—	—	—	(98,040)	—	—	(98,040)
Common stock received for tax withholding	—	—	—	—	—	(10,212)	—	—	(10,212)
Net excess tax benefit from stock option exercises	—	—	—	—	9,034	—	—	—	9,034
Net income	—	—	—	—	—	—	—	156,087	156,087
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Balance at December 31, 2012	85,959	86	3	—	532,743	(604,042)	(767)	718,588	646,608
Issuance of shares from employee equity plans	1,189	1	—	—	21,145	2,540	—	—	23,686
Stock-based compensation expense	—	—	—	—	40,606	—	—	—	40,606
Replacement equity awards in business acquisition	—	—	—	—	924	—	—	—	924
Common stock purchase	—	—	—	—	—	(285,277)	—	—	(285,277)
Common stock received for tax withholding	—	—	—	—	—	(7,073)	—	—	(7,073)
Net excess tax benefit from stock option exercises	—	—	—	—	7,378	—	—	—	7,378
Net income	—	—	—	—	—	—	—	162,752	162,752
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Balance at December 31, 2013	87,148	$87	3	$—	$602,796	$(893,852)	$(797)	$881,340	$589,574

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2012	2013
Operating activities:
Net income	$160,823	$156,087	$162,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,837	92,955	100,233
Stock-based compensation	28,088	28,058	40,606
Loss on debt modification and extinguishment	—	—	10,886
Amortization of deferred financing costs and original issue discount on debt	764	4,062	3,397
Excess tax benefits from stock option exercises	(4,541)	(9,041)	(7,876)
Deferred income taxes	15,025	(5,958)	(17,423)
Provision for doubtful accounts	2,596	4,086	6,174
Gains on available-for-sale investments and trading securities	(701)	—	—
Amortization of bond premium	2,975	546	123
Loss on asset sale	1,933	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,624)	(30,874)	(27,418)
Unbilled receivables	2,111	(821)	(3,759)
Notes receivable	(4,944)	2,786	2,740
Prepaid expenses and other current assets	(8,329)	12,089	(3,853)
Deferred costs	(1,974)	794	1,200
Income taxes receivable	(18,795)	40,319	7,131
Other assets	—	(8)	(3,456)
Other liabilities	(3,837)	(2,534)	1,567
Accounts payable and accrued expenses	12,602	3,472	12,117
Income taxes payable	(1,590)	—	—
Deferred revenue	994	7,549	2,716
Net cash provided by operating activities	226,413	303,567	287,857
Investing activities:
Purchases of property and equipment	(45,785)	(53,094)	(53,239)
Sales and maturities of investments	116,128	10,316	3,543
Purchases of investments	(81,239)	(1,494)	—
Businesses acquired, net of cash acquired	(695,547)	706	(105,419)
Net cash used in investing activities	(706,443)	(43,566)	(155,115)
Financing activities:
(Increase) decrease in restricted cash	(8,852)	7,708	685
Proceeds from note payable	591,000	—	624,244
Extinguishment of note payable	—	—	(592,500)
Payments under notes payable obligations	(1,500)	(6,000)	(8,126)
Principal repayments on capital lease obligations	(7,171)	(3,494)	(1,686)
Debt issuance costs	(20,418)	—	(11,410)
Proceeds from issuance of stock	39,278	59,056	23,686
Excess tax benefits from stock-based compensation	4,541	9,041	7,876
Repurchase of restricted stock awards	(1,641)	(10,212)	(7,073)
Repurchase of common stock	(324,301)	(98,040)	(285,277)
Net cash provided by (used in) financing activities	270,936	(41,941)	(249,581)
Effect of foreign exchange rates on cash and cash equivalents	(239)	(42)	(107)
Net (decrease) increase in cash and cash equivalents	(209,333)	218,018	(116,946)
Cash and cash equivalents at beginning of year	331,570	122,237	340,255
Cash and cash equivalents at end of year	$122,237	$340,255	$223,309
Supplemental cash flow information:
Cash paid for interest	$762	$31,209	$14,700
Cash paid for income taxes	$40,715	$50,229	$100,125
Non-cash investing activities:
Property and equipment acquired under capital leases	$1,141	$1,057	$3,496
Accounts payable incurred to purchase property and equipment	$2,733	$5,759	$1,884
Non-cash equity awards in business acquisition	$677	$—	$924
See accompanying notes.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a neutral and trusted provider of real-time information services and analytics, using authoritative, hard-to-replicate datasets and proprietary analytics to help its clients promote and protect their businesses. The Company develops unique solutions using proprietary, third-party and client data sets. These solutions provide accurate, up-to-the-minute insights and data driven intelligence, enabling its clients to make informed, actionable decisions in real time, one customer interaction at a time. The Company also offers a broad range of innovative registry and other data services. The Company's Marketing Services enhance its clients' ability to acquire and retain valuable customers across disparate platforms. The Company's Security Services help its clients direct and manage Internet traffic flow, resolve Internet queries and protect clients’ online assets against a growing number of cyber threats. The Company primarily serves clients in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. The Company does not have any variable interest entities.
Segment Reporting
Operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Prior to the fourth quarter of 2013, the Company reported its results of operations based on three operating segments: Carrier Services, Enterprise Services, and Information Services. In the fourth quarter of 2013, the Company aligned its organizational structure and internal financial reporting by functional area, reflecting how the CODM allocates resources and assesses performance. This alignment by functional area resulted in a single operating segment.
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
Fair Value of Financial Instruments
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determined the fair value of its investments using third-party pricing

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sources, which primarily used a consensus price or weighted average price for the fair value assessment. The consensus price was determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilized those matrix prices as inputs into a distribution-curve-based algorithm to determine the estimated market value. Matrix prices were based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating) (see Note 5). The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate. The Company believes the carrying value of its $325 million senior secured term loan facility (2013 Term Facility) approximates the fair value of the debt as the terms and interest rates approximate market rates (see Note 9). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (see Note 9).
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2012		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$340,255	$340,255	$223,309	$223,309
Restricted cash (current assets)	2,543	2,543	1,858	1,858
Short-term investments	3,666	3,666	—	—
Notes receivable (including current portion)	3,748	3,748	1,008	1,008
Marketable securities (other assets, long-term)	4,458	4,458	3,567	3,567
Deferred compensation (other liabilities long-term)	3,874	3,874	3,620	3,620
2011 Term Facility (including current portion, net of discount)	584,813	584,813	—	—
2013 Term Facility (including current portion, net of discount)	—	—	316,264	316,264
Senior Notes (including current portion)	—	—	300,000	273,375
Cash and Cash Equivalents
The Company considers all highly liquid investments, which are investments that are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents.
Restricted Cash
As of December 31, 2012 and 2013, cash of $2.5 million and $1.9 million, respectively, was restricted as collateral for certain of the Company's outstanding letters of credit and for deposits on leased facilities.
Concentrations of Credit Risk
Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company’s cash management and investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.
With respect to accounts receivable, the Company performs ongoing evaluations of its clients, generally granting uncollateralized credit terms to its clients, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. Clients under the Company’s contracts with North American Portability Management LLC (NAPM) are charged a Revenue Recovery Collection (RRC) fee (see “Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts” below).
Investments
The Company’s investments classified as available-for-sale were carried at estimated fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities were included in other (expense) income. The cost at time of sale of available-for-sale investments was based upon the specific identification method. Interest and dividends on these securities was included in interest and other income.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluated whether any declines in the fair value of its investments were other-than-temporary. This evaluation consisted of a review of several factors, including but not limited to: the length of time and extent that a security had been in an unrealized loss position; the existence of an event that would have impaired the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; the Company’s intent to sell an impaired security; and the probability that the Company would be required to sell the security before the market value recovers. If an investment which the Company did not intend to sell prior to recovery declined in value below its amortized cost basis and it was not more likely than not that the Company was required to sell the related security before the recovery of its amortized cost basis, the Company recognized the difference between the present value of the cash flows expected to be collected and the amortized cost basis, or credit loss, as an other-than-temporary charge in interest and other expense. The difference between the estimated fair value and the security’s amortized cost basis at the measurement date related to all other factors was reported as a separate component of accumulated other comprehensive loss.
Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with NAPM, the Company bills a RRC fee to offset uncollectible receivables from any individual client. The RRC fee is based on a percentage of monthly billings. During the years ended December 31, 2011 and 2012 and for the six months ended June 30, 2013, the RRC fee was 0.65%. On July 1, 2013, the RRC fee was reduced to 0.50%. The RRC fees are recorded as an accrued expense when collected. If the RRC fee is insufficient, the uncollectible amounts can be recovered from the clients. Any accrued RRC fees in excess of uncollectible receivables are paid back to the clients annually on a pro rata basis. RRC fees of $2.6 million and $2.2 million are included in accrued expenses as of December 31, 2012 and 2013, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $2.2 million and $2.5 million as of December 31, 2012 and 2013, respectively. Bad debt expense amounted to $2.6 million, $4.1 million and $6.2 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Deferred Financing Costs
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
Property and Equipment
Property and equipment, including leasehold improvements and assets acquired through capital leases, are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are determined using the straight-line method over the estimated useful lives of the assets, as follows:

Computer hardware	3 – 5 years
Equipment	5 years
Furniture and fixtures	5 – 7 years
Leasehold improvements	Lesser of related lease term or useful life
Building	30 years
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes software development and acquisition costs in accordance with the Intangibles — Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the internal-use software are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over an estimated useful life of three to five years. During the years ended December 31, 2011, 2012 and 2013, the Company capitalized costs related to internal use software of $28.6 million, $30.3 million and $25.2 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2011, 2012 and 2013 was $17.3 million, $24.1 million and $29.7 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other identifiable intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For the Company’s annual impairment test completed on October 1, 2012, the Company identified and assigned goodwill to three reporting units, Carrier Services, Enterprise Services and Information Services. For the purposes of the Company's annual impairment test completed on October 1, 2013, the Company identified and assigned goodwill to one reporting unit (see Note 6).
Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. For the Company's impairment analysis completed as of October 1, 2013, the fair value of the single reporting unit was based upon the Company's market capitalization, which was substantially in excess of the carrying value. For the Company's impairment analysis completed as of October 1, 2011 and 2012, the fair value of the reporting unit was determined using both a discounted cash flow method and a market approach. To assist in the process of determining whether a goodwill impairment exists, the Company performs internal valuation analyses and considers other market information that is publicly available, and the Company may obtain valuations from a third-party appraisal firm. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no goodwill impairment charges recognized during the years ended December 31, 2011, 2012 and 2013.
Identifiable Intangible Assets
Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. There were no intangible asset impairment charges recognized during the years ended December 31, 2011, 2012 and 2013.
The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 – 5	Straight-line
Client lists and relationships	3 – 10	Various
Trade names and trademarks	3	Straight-line
Non-compete agreement	3	Straight-line
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
Revenue Recognition
The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, services have been performed, and collectability is reasonably assured. The Company assesses whether the price is fixed or determinable based on the contractual payment terms and whether the sales is price is subject to refund or adjustment.
For revenue arrangements that consist of monthly recurring fees for an established amount of transactions, we recognize the monthly fee as services are provided. For transactions in excess of the established amount of transactions, the Company recognizes revenue on a per-transaction basis.
Revenue derived from the real-time and batch delivery of data for marketing analytics is recorded upon delivery of such data to the client. Revenue associated with engagements requiring periodic updates of data over the course of the service period, where cash is received or collectible in advance, are recorded as deferred revenue, and recognized on a straight-line basis over the service period, which is usually twelve months.
For revenue arrangements with separate deliverables, the consideration is allocated based on the relative selling price for each deliverable. The selling price for each contract deliverable can be established based on vendor specific objective evidence (VSOE) or if VSOE is not available, third-party evidence (TPE) is used. An estimate of selling price (ESP) is used if neither VSOE nor TPE is available. VSOE, when determinable, is established based on the Company's pricing for the specific service sold separately. In determining whether VSOE exists, the Company utilizes a bell-shape curve approach. This approach drives the requirement for a substantial majority of actual selling prices for a service to fall within a narrow range of the median pricing.
Client set-up and implementation fees are not considered separate deliverables. These fees are deferred and recognized on a straight-line basis over the term of the contract, ranging from one to three years. The Company also receives annual technology fees from certain clients in exchange for access to intellectual property, standard technical support, emergency 24-hour support, and system upgrades on a when-and-if-available basis. These technology fees are not considered separate deliverables. As a result, technology fees are deferred and recognized on a straight-line basis over the service period, which is usually twelve months.
Under its seven contracts with NAPM, the Company provides number portability administration center services. As discussed below under the heading "Revenue Recognition - Significant Contracts," the Company determines the fixed and determinable fee on an annual basis and recognizes such fee on a straight-line basis over twelve months.
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
Software Licensed Arrangements
The Company generates revenue from its licensed order management services under contracts with terms ranging from three months to two years.  The Company generates revenue under these contracts for software licenses, implementation and customization services and post-contract support services (PCS).  Under these contracts, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable and, if applicable, when VSOE of fair value exists and can be used to allocate the arrangement fee to the undelivered elements of a multiple element arrangement.  Revenue is allocated to delivered elements of an arrangement using the residual method.  Under

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the residual method, revenue is allocated to the undelivered elements using VSOE of fair value, and the remaining contract fee is allocated to the delivered elements and recognized as revenue when all other revenue recognition criteria have been met.  For software contracts that include customization services that are essential to the functionality of the delivered software, the software license and implementation and customization revenue is recognized under the contract method of accounting using the percentage-of-completion method.  The Company estimates the percentage-of-completion for each contract based on the ratio of direct labor hours incurred to total estimated direct labor hours required under such contract and recognizes an amount of revenue equal to the percentage-of-completion multiplied by the contract amount allocated to the software license and implementation and customization services fees.  The contract amount allocated to these delivered elements is determined under the residual method approach.  The Company determined the VSOE of PCS under the bell-shape curve approach and determined that a substantial majority of its actual PCS renewals are within a narrow range of the median pricing. For arrangements with bundled PCS where there is no stated contractual PCS rate or where the rate is less than the established range of VSOE, the Company utilizes the low end of the range for VSOE as the fair value of PCS.  PCS revenue is recognized on a straight-line basis over the service term of the contract.
In the event the Company estimates losses on its fixed price contracts, the Company recognizes these losses in the period in which a loss becomes apparent.
Professional Services
The Company's professional services revenue is comprised of fees for consulting services that support a client’s pre- and post- implementation activities, including plan and design, optimization, support and training services. Consulting services may be provided on a stand-alone basis or bundled within a multiple deliverable arrangement. For consulting services provided on a stand-alone basis, revenue is recognized as services are performed. For consulting services bundled within a multiple deliverable arrangement, the services are evaluated for separability by determining if they have stand-alone value to the client. The selling price for the consulting services is established using the VSOE, TPE, ESP hierarchy. For consulting services with no stand-alone value, the contract fee allocated to the consulting services is combined with the consideration from the undelivered elements in the arrangement and recognized as revenue when all other revenue recognition criteria have been met.
Significant Contracts
The Company provides number portability administration center services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $385.6 million, $410.7 million and $437.4 million in 2011, 2012 and 2013, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. These contracts also provide for a fixed credit to clients of $5.0 million in 2011, which was applied to reduce the Base Fee for the applicable year. Clients under these contracts could have earned additional credits of up to $15.0 million in 2011 if the clients reached specific levels of aggregate telephone number inventories and adopted and implemented certain IP fields and functionality. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied against invoices in the following year. To the extent any available additional credits expire unused at the end of a year, they will be recognized in revenue at that time. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee on a straight-line basis over twelve months.
For 2011, the Company concluded that the fixed and determinable fee equaled $365.6 million, which represents the Base Fee of $385.6 million, reduced by the $5.0 million fixed credit and $15.0 million of additional credits. During 2011, the Company determined that its clients earned all of the additional credits of $15.0 million attributable to the adoption and implementation of the requisite IP fields and functionality and the achievement of specific levels of aggregate telephone number inventories. For 2012 and 2013, the Company concluded that the fixed and determinable fee equaled $410.7 million and $437.4 million, respectively, which represents the Base Fee.
The total amount of revenue derived under the Company’s contracts with NAPM, which is comprised of fees for NPAC Services, connection service fees related to the Company’s NPAC Services and fees for system enhancements, was approximately $374.4 million, $418.2 million and $446.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Fees under the Company’s contracts with NAPM are billed to telecommunications service providers based on their allocable share of the total transaction charges. This allocable share is based on each respective telecommunications service

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provider’s share of the aggregate end-user services revenues of all U.S. telecommunications service providers, as determined by the Federal Communications Commission. The Company also bills an RRC fee equal to a percentage of monthly billings to its clients, which is available to the Company if any client under the contracts to provide NPAC Services fails to pay its allocable share of total transactions charges.
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
Cost of Revenue and Deferred Costs
Cost of revenue includes all direct materials costs, direct labor costs, and indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies, payment processing fees, and general facilities cost. The Company’s primary cost of revenue is personnel costs associated with service implementation, product maintenance, client deployment and client care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of the Company’s existing technology and services, as well as royalties paid related to U.S. common short code services and registry gateway services. Cost of revenue also includes costs relating to the Company’s information technology and systems department, including network costs, data center maintenance, database management, data processing costs and general facilities costs.
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
Research and Development
The Company expenses its research and development costs as they are incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense, consulting fees, and the costs of facilities, and computer and support services used in service and technology development.
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense was approximately $6.6 million, $12.7 million and $15.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of the Compensation — Stock Compensation Topic of the FASB ASC. The Company estimates the value of stock option awards and awards under the Company's employee stock purchase plan using the Black-Scholes option-pricing model. The fair value of restricted stock units is measured by reference to the closing market price of the Company's common stock price on the date of grant. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period. The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow.
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
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares and participating securities outstanding during the period. Unvested restricted stock units and performance vested

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units (PVRSUs) are excluded from the computation of basic net income per common share because the underlying shares have not yet been earned by the stockholder and are not participating securities. Shares underlying stock options are also excluded because they are not considered outstanding shares. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock units and PVRSUs. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.
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
Comprehensive Income
Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of comprehensive income. Comprehensive income was approximately $160.2 million, $156.1 million and $162.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TARGUSinfo Acquisition
On November 8, 2011, the Company completed its acquisition of TARGUSinfo, a leading, independent provider of real-time, on-demand information and analytics services including caller identification.
The acquisition of TARGUSinfo significantly extends the Company’s portfolio of services in the real-time information and analytics market and combines TARGUSinfo’s leadership in caller identification and online information services, such as lead verification and scoring, with the Company’s strengths in network information services, including address inventory management and network security. These services are delivered through a secure, robust technology platform, and rely on unique, extensive and privacy-protected databases.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations of TARGUSinfo have been included within the Company’s consolidated statement of operations since the date of acquisition.
The total purchase price was approximately $657.3 million, consisting of cash consideration of $656.6 million and non-cash consideration of $0.7 million attributable to the assumption of TARGUSinfo options. Of the total cash consideration, approximately $43.5 million was deposited in an escrow account, of which $40.0 million was available to satisfy indemnification claims for breaches of the agreement and plan of merger. An additional $3.0 million and $0.5 million of the merger consideration payable to the stockholders of TARGUSinfo was deposited into separate escrow accounts and was available to fund purchase price adjustments required under the merger agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. The purchase price escrow of $0.5 million will remain in escrow until the resolution of pending tax indemnification claims. During the year ended December 31, 2012, the purchase price escrow of $3.0 million was distributed to the former TARGUSinfo stockholders and such distribution did not result in an adjustment to the purchase price or goodwill. In addition, $15.8 million of the escrow for indemnification claims was distributed, of which $15.0 million was distributed to the former TARGUSinfo stockholders and $0.8 million was distributed to the Company to satisfy indemnification claims. The Company’s original purchase price was reduced by $0.7 million as a result of this distribution. As of December 31, 2013, the amounts remaining in escrow to satisfy pending tax indemnification claims was $24.2 million. The funds in the indemnity escrow account will remain in escrow until such pending tax indemnification claims are resolved. During the year ended December 31, 2011, the Company recorded $10.5 million of acquisition costs in general and administrative expense related to this acquisition.
Under the acquisition method of accounting, the total estimated purchase price was allocated to TARGUSinfo’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of November 8, 2011. Of the total purchase price, the Company initially recorded acquisition date fair values of approximately $429.7 million of goodwill, $310.2 million of definite-lived intangible assets, and $81.9 million of net liabilities. During the year ended December 31, 2012, the Company adjusted its preliminary valuation of the acquired assets and liabilities assumed based upon new information pertaining to acquisition date fair values. The adjustments related to finalizing the assessment of federal research and development tax credits, deferred tax assets attributable to TARGUSinfo options, and the resolution of certain state and local tax liabilities, each pertaining to pre-acquisition tax periods. The consolidated balance sheet as of December 31, 2012 has been retrospectively adjusted to include the effect of the measurement period adjustments (see Note 6). The allocation of the purchase price is final.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date and the effects of the measurement period adjustments recorded in 2012, as discussed above (in thousands):

Cash and cash equivalents	$1,601
Accounts receivable	23,844
Income tax receivable	14,537
Other assets	15,870
Accounts payable and accrued expenses	(9,689)
Deferred tax liability	(118,723)
Deferred revenue	(3,604)
Other liabilities	(3,987)
Net tangible liabilities assumed	(80,151)
Client relationships	256,700
Acquired identified technology	46,500
Trade names and trademarks	7,000
Goodwill	427,227
Total purchase price allocation	$657,276
The Company utilized a third-party valuation in determining the fair value of the definite-lived intangible assets. The income approach, which includes the application of the relief from royalty valuation method or the discounted cash flow method, was the primary technique utilized in valuing the identifiable intangible assets. The relief from royalty valuation method estimates the benefit of ownership of the intangible asset as the “relief” from the royalty expense that would need to be incurred in absence of ownership. The discounted cash flow method estimates the present value of the intangible asset’s future economic benefit, utilizing the estimated available cash flow that the intangible asset is expected to generate in the future. The Company’s assumptions and estimates utilized in its valuations were based on historical experience, information obtained from management of TARGUSinfo, and were evaluated with assistance from a third-party appraisal firm.
The Company allocated $310.2 million of the total purchase price to definite-lived intangible assets acquired, consisting of $256.7 million of client relationships, $46.5 million of acquired technology and $7.0 million of trade names and trademarks. Client relationships represent agreements with existing clients. The Company utilized the discounted cash flow method to value the acquired client relationships. Under this method, the Company’s significant assumptions and estimates included expected future cash flows and the weighted-average cost of capital. The value of client relationships is being amortized on a straight-line basis over the estimated useful life of 8 years.
Acquired technology represents technology that had reached technological feasibility and for which development had been completed as of the date of the acquisition. Trade names and trademarks represent established TARGUSinfo trade names and trademarks acquired. The Company utilized the relief from royalty valuation method to value the acquired technology and trade names and trademarks. Under this method, the Company’s significant assumptions and estimates included an estimated market royalty rate, estimated remaining useful life of the intangible asset, estimated future revenue of the intangible asset, and an estimated rate of return utilized in the determination of a discounted present value. The value of developed technology and trade names and trademarks is being amortized on a straight-line basis over their estimated useful life of 5 years and 3 years, respectively.
Goodwill represents the excess of the TARGUSinfo purchase price over the fair value of the net tangible liabilities assumed. The TARGUSinfo acquisition significantly expanded the Company’s position in the information services market. This acquisition provides the Company with the opportunity to leverage its authoritative databases that are processing trillions of transactions in a new way and to provide new solutions to its clients based on real time analytics derived from the Company’s existing addressing capabilities. These new capabilities, among other factors were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The goodwill balance of $427.2 million is not expected to be deductible for tax purposes.
In connection with this acquisition, the Company assumed unvested options with the estimated total fair value of $5.7 million. Of the total $5.7 million, approximately $5.0 million is being expensed for post-combination services and approximately $0.7 million has been included in the purchase price. The Company determined the estimated fair value of the

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumed unvested options by utilizing the Hull-White lattice model and the following assumptions: an expected volatility range of 36.24% to 36.53%, a risk-free interest rate of 1.35% to 2.15%, a dividend yield of 0%, and Neustar’s last reported sale price of shares on the New York Stock Exchange on November 8, 2011 of $33.07 per share.
As a result of the acquisition of TARGUSinfo, the Company recorded a net deferred tax liability of approximately $116.2 million in its preliminary purchase price allocation primarily related to the difference in book and tax basis of identifiable intangibles. As of December 31, 2013, the net deferred tax liability was $78.1 million. The Company also initially recorded a $14.3 million income tax receivable assumed from TARGUSinfo as a result of the acquisition and accrued $1.2 million for potential sales tax and interest due on TARGUSinfo sales for prior years through 2010. As of December 31, 2013, the accrued potential sales tax and interest due on TARGUSinfo sales for prior years through 2010 was $1.0 million.
Pro Forma Financial Information for acquisition of TARGUSinfo
The following unaudited pro forma financial information summarizes the Company’s results of operations for the year ended December 31, 2011 as if Neustar’s acquisition of TARGUSinfo had been completed as of the earliest period presented. These pro forma amounts (unaudited and in thousands) do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the period presented and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information also includes the effect of the related financing, amortization expense from acquired intangible assets, adjustments to interest expense and related tax effects.

Year Ended December 31, 2011
Pro forma revenue	$743,324
Pro forma income from continuing operations	$202,650
Pro forma net income from continuing operations	$121,853
Aggregate Knowledge, Inc. Acquisition
On October 29, 2013, the Company acquired Aggregate Knowledge, Inc., (Aggregate Knowledge), a leading campaign and predictive analytics platform for advertising agencies and brand marketers. The combination of the Company's real-time, offline and online marketing solutions and Aggregate Knowledge's media intelligence platform provides clients the ability to plan marketing strategies and measure campaigns across multiple channels with advanced marketing analytics, custom segmentation and media optimization. The comprehensive workflow solution allows clients to tailor their media spending plans, efficiently reach target audiences, and improve performance and engagement across devices and channels.
The total preliminary purchase price was $117.4 million, consisting of cash consideration of $116.5 million, and non-cash consideration of $0.9 million attributable to replacement equity awards granted to employees of the acquired company. The preliminary purchase price is subject to certain working capital adjustments. Of the total purchase consideration, a $17.6 million cash holdback exists to satisfy potential indemnification claims. The portion of this holdback amount not subject to or used in connection with indemnification claims will be disbursed no later than the fourth quarter of 2015. The Company recorded acquisition-related expense of $3.6 million attributable to the acceleration of vesting for certain Aggregate Knowledge equity awards as a result of the acquisition. This acquisition-related expense was recorded as stock-based compensation in the Company's 2013 consolidated statement of operations.
Under the terms of this transaction, the Company granted replacement equity awards to the employees of the acquired company with an estimated fair value of $14.7 million. Of the total $14.7 million, $13.8 million will be expensed over a period during which post-combination services are provided to the Company by the award recipients, and $0.9 million has been included in the purchase price.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included in the Company's consolidated statement of operations since the date of acquisition. Of the total purchase price, the Company recorded $66.8 million of goodwill and $31.0 million of definite-lived intangible assets. The definite-lived intangible assets consist of $28.0 million of acquired technology, $2.6 million of client relationships, and $0.4 million of trade names. The Company is amortizing client relationships and acquired technology on a straight-line basis over an estimated useful life of 5 years. Trade names are being amortized on a straight-line basis over an estimated useful life of 3 years. As a result of the acquisition, the Company recorded

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a net deferred tax asset of approximately $16.9 million in its preliminary purchase price allocation primarily related to net operating losses on the date of acquisition. The allocation of the purchase price is preliminary pending the finalization of the working capital balance sheet, deferred tax assets and income and non-income based tax liabilities. The goodwill balance of $66.8 million is not expected to be deductible for tax purposes. During 2013, the Company recorded $2.1 million of acquisition costs in general and administrative expense related to this transaction.
Discontinued Operations
During the second quarter of 2011, the Company ceased operations of its Converged Messaging Services business. The results of operations of the Converged Messaging Services business are reflected in the Company’s consolidated statements of operations as “Income from discontinued operations, net of tax”. All corresponding prior period operating results presented in the Company’s consolidated statements of operations and the accompanying notes have been reclassified to reflect the operations of the Converged Messaging Services business as discontinued operations.
A summary of the results of discontinued operations for the year ended December 31, 2011 is as follows (in thousands):

Year Ended December 31, 2011

Revenue from discontinued operations	$454
Loss from discontinued operations before tax	$(8,174)
Benefit for income taxes	(45,423)
Income from discontinued operations, net of tax	$37,249
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
4.    INVESTMENTS
Pre-refunded Municipal Bonds
As of December 31, 2012, the Company's investments were comprised of pre-refunded municipal bonds, secured by an escrow fund of U.S. Treasury securities. These investments were accounted for as available-for-sale securities in the Company’s consolidated balance sheet pursuant to the Investments - Debt and Equity Securities Topic of the FASB ASC. As of December 31, 2012, both the amortized cost and estimated fair value of the investments was $3.7 million. The Company had no investments as of December 31, 2013.
During the years ended December 31, 2012 and 2013, the Company sold approximately $10.3 million and $3.5 million, respectively, of available-for-sale securities, and recognized minimal net losses and net gains, respectively. The Company did not record any impairment charges related to these investments during the years ended December 31, 2012 and 2013.
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
The Company determined the fair value of its investments using third–party pricing sources, which primarily used a consensus price or weighted average price for the fair value assessment. The consensus price was determined by using matrix prices from a variety of industry standard pricing services, data providers, large financial institutions and other third party sources and utilizing those multiple prices as inputs into a distribution–curve–based algorithm to determine the estimated market value. Matrix prices were based on quoted prices for securities with similar terms (i.e., coupon rate, maturity, credit rating). The Company corroborated consensus prices provided by third party pricing sources using reported trade activity, benchmark yield curves, binding broker/dealer quotes or other relevant price information.
The following table sets forth, as of December 31, 2012 and 2013, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Municipal bonds (maturities less than one year)	$—	$3,666	$—	$3,666
Marketable securities(1)	4,458	—	—	4,458
Total	$4,458	$3,666	$—	$8,124

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,567	$—	$—	$3,567

(1)
The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets. During the years ended December 31, 2011 and 2013, the Company recognized gains of $0.5 million of $0.1 million attributed to the sale of securities from the Rabbi Trust. During the year ended December 31, 2012, there were no sales of securities from the Rabbi Trust.

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
In the fourth quarter of 2013, the Company realigned its operations into one operating segment and one reporting unit (see Note 17). Prior to this change, the Company reported its results of operations based on three operating segments: Carrier Services, Enterprise Services and Information Services.
The Company’s goodwill as of December 31, 2012 and 2013 is as follows (in thousands):

	December 31, 2011 (1)	Adjustments	December 31, 2012	Acquisitions	December 31, 2013
Gross goodwill	$668,253	$(2,473)	$665,780	$70,634	$736,414
Accumulated impairments	(93,602)	—	(93,602)	—	(93,602)
Net goodwill	$574,651	$(2,473)	$572,178	$70,634	$642,812
(1) Balance as originally reported at December 31, 2011, prior to the reflection of measurement period adjustments.
During the year ended December 31, 2012, the Company adjusted its preliminary valuation of acquired assets and liabilities of TARGUSinfo and recorded adjustments of $2.5 million (see Note 3). During the second quarter of 2013, the Company acquired certain assets of a service order administrative business and recorded $3.9 million of goodwill. This goodwill is expected to be deductible for tax purposes. In addition, during the fourth quarter of 2013, the Company acquired Aggregate Knowledge, and recorded $66.8 million of goodwill (see Note 3).

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's 2012 and 2013 annual goodwill impairment analysis was performed as of October 1 in each respective year, for each of its reporting units and reporting unit, respectively, and did not result in an impairment charge.
As of the date of the Company’s 2013 annual impairment test, the estimated fair value for the Company’s reporting unit was substantially in excess of the carrying value. The Company believes that the assumptions and estimates used to determine the estimated fair value of its reporting unit are reasonable; however, there are a number of factors, including factors outside of the Company’s control, such as stock price volatility, that could cause actual results to differ from the Company’s estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
Any changes to the Company’s key assumptions about its businesses and its prospects, or changes in market conditions, could cause the fair value of its reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in the Company’s organizational structure or how the Company’s management allocates resources and assesses performance could result in a change of its operating segments or reporting units, requiring a reallocation and impairment analysis of goodwill. A goodwill impairment charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill to its consolidated balance sheet.
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,		Weighted- Average Amortization Period (in years)
	2012	2013
Intangible assets:
Client lists and relationships	$315,098	$323,539	7.9
Accumulated amortization	(69,526)	(106,254)
Client lists and relationships, net	245,572	217,285

Acquired technology	58,859	87,059	4.9
Accumulated amortization	(20,387)	(31,649)
Acquired technology, net	38,472	55,410

Trade name	7,630	8,030	3.0
Accumulated amortization	(3,187)	(5,662)
Trade name, net	4,443	2,368

Non-compete agreement	—	100	3.0
Accumulated amortization	—	(22)
Non-compete agreement, net	—	78
Intangible assets, net	$288,487	$275,141
During the second quarter of 2013, the Company acquired certain assets of a service order administrative business and recorded $6.1 million of definite-lived intangible assets, consisting of $5.8 million of client relationships, $0.2 million of acquired technology and $0.1 million of a non-compete agreement. In addition, during the fourth quarter of 2013, the Company acquired Aggregate Knowledge, and recorded $31.0 million of definite-lived intangible assets, consisting of $28.0 million of acquired technology, $2.6 million of client relationships, and $0.4 million of trade names (see Note 3).
Amortization expense related to intangible assets for the years ended December 31, 2011, 2012 and 2013 of approximately $12.1 million, $50.3 million and $50.5 million, respectively, is included in depreciation and amortization expense. Amortization expense related to intangible assets for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is expected to be approximately $55.0 million, $52.9 million, $51.1 million, $42.5 million, $39.8 million and

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$33.8 million, respectively. Intangible assets as of December 31, 2013 will be fully amortized during the year ended December 31, 2021.
7.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2012	2013
Computer hardware	$109,734	$120,401
Equipment	2,703	2,736
Furniture and fixtures	9,134	9,730
Leasehold improvements	30,203	29,737
Construction in-progress	10,064	9,786
Capitalized software	139,697	165,367
Building	—	4,072
Land	—	271
	301,535	342,100
Accumulated depreciation and amortization	(183,022)	(217,815)
Property and equipment, net	$118,513	$124,285
The Company entered into capital lease obligations of $1.0 million and $3.5 million during the years ended December 31, 2012 and 2013, respectively, primarily for computer hardware. As of December 31, 2012 and 2013, unamortized capitalized software costs were $49.0 million and $45.2 million, respectively. Amortization expense of assets recorded under capital leases is included in depreciation and amortization expense.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2012 and 2013 was $34.1 million, $42.7 million and $49.7 million, respectively. Amortization of capitalized software costs for the years ended December 31, 2011, 2012 and 2013 was $17.3 million, $24.1 million and $29.7 million, respectively.
8.    ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2013
Accrued compensation	$63,554	$61,573
RRC reserve	2,621	2,153
Accrued interest	—	6,208
Other	19,249	24,523
Total	$85,424	$94,457
9.    NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31,
	2012	2013
2011 Term Facility (net of discount)	$584,813	$—
2013 Term Facility (net of discount)	—	316,264
Senior Notes	—	300,000
Total	584,813	616,264
Less: current portion, net of discount	(8,125)	(7,972)
Long-term portion	$576,688	$608,292

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Credit Facilities
On November 8, 2011, the Company entered into a credit facility that provided for: (1) a $600 million senior secured term loan facility (2011 Term Facility); (2) a $100 million senior secured revolving credit facility (2011 Revolving Facility and together with the 2011 Term Facility, the 2011 Credit Facilities), of which (a) $30 million was available for the issuance of letters of credit and (b) $25 million was available as a swingline subfacility; and (3) incremental term loan facilities in an aggregate amount of up to $400 million. The maturity date of the 2011 Revolving Facility was November 8, 2016, and the maturity date of the 2011 Term Facility was November 8, 2018. The entire $600 million 2011 Term Facility was borrowed on November 8, 2011, and used to fund a portion of the acquisition of TARGUSinfo and to pay costs, fees and expenses incurred in connection with the acquisition. As of December 31, 2012, available borrowings under the 2011 Revolving Facility were reduced by outstanding letters of credit totaling $7.8 million. On January 22, 2013, the Company refinanced this credit facility. See 2013 Credit Facilities below.
The 2011 Credit Facilities contained customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurred and so long as such event of default was continuing, the amounts outstanding could accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken pursuant to the 2011 Credit Facilities. The Company’s quarterly financial covenants included a maximum consolidated fixed charge coverage ratio and a minimum consolidated leverage ratio. As of December 31, 2012, the Company was in compliance with these covenants. As of December 31, 2013, the Company was not required to comply with these covenants. See 2013 Credit Facilities below.
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
The Company paid $10.0 million of loan origination fees related to its 2011 Credit Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.6 million and $4.1 million for the years ended December 31, 2011 and 2012, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2012, the balance of unamortized loan origination fees and deferred financing costs was $24.8 million.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company’s principal borrowings under the 2011 Term Facility were $592.5 million. As of December 31, 2012, there was no interest payable under the 2011 Credit Facilities. As of December 31, 2012, the Company’s available borrowings under the 2011 Revolving Facility were $92.2 million.
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
Certain investors of the 2011 Credit Facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the 2011 Credit Facilities either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, during the first quarter of 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors of the 2011 Credit Facilities that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense, in connection with this refinancing event.
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio (as defined in the 2013 Credit Facilities) on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of December 31, 2013, the Company had not borrowed any amounts under the 2013 Revolving Facility and available borrowings were $191.8 million, exclusive of outstanding letters of credit totaling $8.2 million. On February 7, 2014, the Company borrowed $175.0 million under the 2013 Revolving Facility.
Future principal payments under the 2013 Term Facility as of December 31, 2013, are as follows (in thousands):

2014	$8,125
2015	8,125
2016	8,125
2017	8,125
2018	284,375
Total future principal payments	$316,875
Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of each fiscal quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2013, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $8.4 million. Total amortization expense of the deferred financing costs and loan origination fees was $2.0 million for the year ended December 31, 2013, and is reported as interest expense in the consolidated statements of operations.
Senior Notes
On January 22, 2013, the Company closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023 to qualified institutional buyers pursuant to Rule 144A, and outside of the United States pursuant to Regulation S, under the Securities Act of 1933, as amended. The Senior Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, certain of its domestic subsidiaries, or the Subsidiary Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Senior Notes are the general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. In the third quarter of 2013, the Company conducted an exchange offer pursuant to which it exchanged the Senior Notes for new notes guaranteed by the Subsidiary Guarantors, with terms substantially identical in all material respects to those of the original Senior Notes, except that the new notes are not subject to restrictions on transfer or to any increase in annual interest rate.
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of December 31, 2013, accrued interest under the Senior Notes was $6.2 million. At December 31, 2013, the estimated fair value of the Senior Notes was $273.4 million and was determined using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2 inputs).
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
After July 15, 2016, and prior to January 15, 2018, the Company may redeem some or all of the Senior Notes by paying a “make-whole” premium based on U.S. Treasury rates. During the 12-month period commencing on January 15 of the relevant year listed below, the Company may redeem some or all of the Senior Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2018 at a redemption price of 102.25%; 2019 at a redemption price of 101.50%; 2020 at a redemption price of 100.75%; and 2021 and thereafter at a redemption price of 100.00%. If the Company experiences certain changes of control together with a ratings downgrade, it will be required to offer to purchase all of the Senior Notes then outstanding at a purchase price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not repay certain debt or reinvest the proceeds of such sales within certain time periods, it will be required to offer to repurchase the Senior Notes with such proceeds at 100.00% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
The Senior Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and defaults related to bankruptcy events. The Senior Notes also contain customary negative covenants.
As of December 31, 2013, deferred financing costs related to the Senior Notes were $14.3 million. Total amortization expense of the deferred financing costs was $1.2 million for the year ended December 31, 2013, and is reported as interest expense in the consolidated statements of operations.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND CONTINGENCIES
Capital Leases
The following is a schedule of future minimum lease payments due under capital lease obligations as of December 31, 2013 (in thousands):

2014	$2,404
2015	1,246
2016	935
Total minimum lease payments	4,585
Less: amounts representing interest	(272)
Present value of minimum lease payments	4,313
Less: current portion	(1,894)
Capital lease obligation, long-term	$2,419
The following assets are capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2012	2013
Equipment and hardware	$35,322	$36,515
Furniture and fixtures	334	334
Subtotal	35,656	36,849
Less: accumulated amortization	(33,708)	(32,423)
Net assets under capital leases	$1,948	$4,426
Operating Leases
The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2023 and generally provide for scheduled rent increases.
The Company leases 91,574 square feet of office space for its corporate headquarters in Sterling, Virgina from a third party. The initial term of the lease commenced on October 1, 2010 and terminates January 31, 2021. The Company has two five-year options to renew the lease, and the rent for the applicable renewal term will be determined if and when the Company exercises its applicable option to renew the lease. The Company recognizes rent incentives and leasehold improvements funded by landlord incentives on a straight-line basis, as a reduction of rent expense, over the initial term of the lease.
Future minimum lease payments under noncancelable operating leases as of December 31, 2013, are as follows (in thousands):

2014	$13,033
2015	16,102
2016	17,393
2017	18,624
2018	18,464
Thereafter	72,766
$156,382
Rent expense was $9.6 million, $12.8 million, and $12.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies
Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of management, is reasonably likely to have a material adverse effect on its financial position, results of operations or cash flows.
11.    RESTRUCTURING CHARGES
The Company recorded restructuring charges in continuing operations of $3.5 million and $0.5 million during the years ended December 31, 2011 and 2012, respectively. Restructuring charges during the year ended December 31, 2013 were insignificant. During the years ended December 31, 2011 and 2012, restructuring charges in continuing operations included charges incurred in connection with the Company’s 2010 management transition restructuring plan as well as the restructuring plan initiated in 2011 to reduce the Company’s domestic workforce.
The Company recorded restructuring charges in discontinued operations of $1.6 million during the year ended December 31, 2011. The Company’s restructuring charges for discontinued operations consisted of charges incurred under its Converged Messaging Services restructuring plan initiated in the fourth quarter of 2008 and completed in the second quarter of 2011.
Restructuring Plans
2011 Restructuring Plan
In the fourth quarter of 2011, the Company initiated a domestic work-force reduction and recorded severance and severance-related charges of $3.1 million. During the year ended December 31, 2012, the Company incurred additional severance and severance-related charges of approximately $0.5 million under this plan. The Company incurred insignificant charges in 2013 under this plan and no further severance and severance-related payments are expected.
2010 Management Transition
In the fourth quarter of 2010, the Company initiated a work-force reduction. During 2011, the Company recorded additional severance and severance-related charges of $0.4 million in connection with this restructuring initiative. The Company incurred insignificant charges in 2012 under this plan and no additional charges were incurred in 2013. As of December 31, 2013 the plan was complete and no further severance and severance-related payments are expected.
Converged Messaging Services, Discontinued Operations
Beginning in the fourth quarter of 2008, management committed to and implemented a restructuring plan for the Company’s Converged Messaging Services business, previously known as the Company’s Next Generation Messaging business, to more appropriately allocate resources to the Company’s key mobile instant messaging initiatives. The restructuring plan involved a reduction in headcount and closure of specific leased facilities in some of the Company’s international locations. During 2011, the Company sold certain assets and liabilities of Neustar NGM Services, Inc. and its subsidiaries used in the Converged Messaging Services business, and completed the wind-down of the residual operations of its Converged Messaging Services business. Restructuring charges for all periods presented have been reclassified into “Income on discontinued operations, net of tax” in the Company’s consolidated statements of operations.
Total net restructuring charges recorded under this plan since the fourth quarter of 2008 included approximately $8.4 million of severance and severance-related costs and $1.8 million of lease and facility exit costs. Amounts related to lease terminations due to the closure of excess facilities were paid over the remainder of the respective lease terms, the longest of which extended through 2013.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accrued Restructuring Plans
The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the year ended December 31, 2013 are as follows (in thousands):

	December 31, 2012	Additional Costs	Cash Payments	Adjustments	December 31, 2013
Converged Messaging Services:
Lease and facilities exit costs	$125	$—	$(119)	$(6)	$—
2011 Restructuring Plan:
Severance and related costs	232	2	(212)	(22)	—
2010 Management Transition:
Severance and related costs	15	—	(13)	(2)	—
Total restructuring plans	$372	$2	$(344)	$(30)	$—
12.    OTHER (EXPENSE) INCOME
Other (expense) income consists of the following (in thousands):

	Year Ended December 31,
	2011	2012	2013
Interest and other expense:
Interest expense	$4,831	$34,200	$23,907
Loss on debt modification and extinguishment	—	—	10,886
Loss (gain) on asset disposals	996	22	(236)
Foreign currency transaction loss (gain)	452	(67)	(179)
Other	—	—	149
Total	$6,279	$34,155	$34,527
Interest and other income:
Interest income	$1,265	$596	$357
Available-for-sale realized gains	701	—	—
Total	$1,966	$596	$357
During 2011, the Company recorded a reduction of $0.7 million in interest expense related to a decrease in an accrued sales tax liability.
In 2011, the Company paid $10.0 million of loan origination fees related to its 2011 Credit Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $0.6 million and $4.1 million for the years ended December 31, 2011 and 2012, respectively, and is reported as interest expense in the consolidated statements of operations. As of December 31, 2012, the balance of unamortized loan origination fees and deferred financing costs was $24.8 million.
In 2013, the Company refinanced the 2011 Credit Facilities. Certain investors of the 2011 Credit Facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. The Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, in January 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, related to this refinancing event, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    INCOME TAXES
The provision for income taxes, continuing operations, consists of the following components (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$54,615	$76,563	$92,546
State	12,076	16,408	17,249
Total current	66,691	92,971	109,795
Deferred:
Federal	12,113	(4,733)	(13,812)
State	2,333	(1,225)	(3,611)
Total deferred	14,446	(5,958)	(17,423)
Total provision for income taxes, continuing operations	$81,137	$87,013	$92,372
A reconciliation of the statutory United States income tax rate to the effective income tax rate for continuing operations follows:

	Year Ended December 31,
	2011	2012	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	4.5	4.3	4.0
Domestic production activities deduction	—	(3.4)	(1.2)
Other	0.1	(0.1)	(1.6)
Change in valuation allowance	—	—	—
Effective tax rate, continuing operations	39.6%	35.8%	36.2%
The Company’s annual effective tax rate increased to 36.2% for the year ended December 31, 2013 from 35.8% for the year ended December 31, 2012. During 2013, the Company recorded $4.8 million of discrete tax benefits primarily due to research tax credits and a worthless stock loss deduction. During 2012, the Company recorded $6.8 million of discrete tax benefits due to its domestic production activities deduction and utilization of foreign tax credits against federal income taxes. Excluding discrete tax benefits, the Company's effective tax rate was approximately 38.1% and 38.6% for the years ended December 31, 2013 and 2012, respectively. This decrease is primarily associated with federal research tax credits in 2013, partially offset by nondeductible transaction related costs in connection with the Company's acquisition of Aggregate Knowledge. The Company’s annual effective tax rate for its continuing operations decreased to 35.8% for the year ended December 31, 2012 from 39.6% for the year ended December 31, 2011. This decrease includes $6.8 million of discrete items recorded during 2012 primarily due to the Company’s domestic production activities deduction and utilization of foreign tax credits against federal income taxes. During 2012, the Company completed an analysis of its domestic production activities deduction which resulted in a net tax benefit of $6.1 million for years 2008 through 2011, and a tax benefit of $2.6 million for 2012 reflected in the annual effective tax rate for 2012. The decrease in the Company’s effective tax rate from continuing operations was partially offset by a change in estimate attributed to a worthless stock loss deduction of NGM Services. Decreases in the Company’s effective tax rate were also partially offset by benefits recorded in 2011 related to the realizability of net operating losses associated with the acquisition of Quova, Inc. and federal research tax credits.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $4.5 million, $9.0 million and $7.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
Domestic NOL carryforwards	$9,538	$34,370
Foreign NOL carryforwards	1,785	1,636
Restructuring accrual	20	—
Deferred revenue	4,078	3,942
Accrued compensation	6,344	4,833
Stock-based compensation expense	17,795	25,414
Realized losses on investments	1,181	712
Deferred rent	5,375	5,193
Other	2,295	4,575
Total deferred tax assets	48,411	80,675
Valuation allowance	(3,965)	(2,821)
Total deferred tax assets, net	44,446	77,854
Deferred tax liabilities:
Unbilled receivables	(2,507)	(4,244)
Depreciation and amortization	(46,141)	(46,471)
Identifiable intangible assets	(99,598)	(92,607)
Deferred costs	(3,213)	(2,690)
Other	(424)	(5,232)
Total deferred tax liabilities	(151,883)	(151,244)
Net deferred tax liabilities	$(107,437)	$(73,390)
As of December 31, 2013, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $85.2 million which expire, if unused, in various years from 2020 to 2032. As of December 31, 2013, the Company had $5.5 million of net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law and the Company has a full valuation allowance against its deferred tax asset associated with its U.K. net operating loss carryforwards. As of December 31, 2013, the Company had other foreign net operating loss carryforwards of approximately $3.0 million, of which $2.5 million can be carried forward indefinitely under current local tax laws and $0.5 million which expire, if unused, in years beginning 2016.
As of December 31, 2013, the amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $5.8 million. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2013, the Company had unrecognized tax benefits of $4.4 million and $6.8 million, respectively, of which $4.1 million and $6.4 million, respectively, would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2011	$1,159
Increase related to current year tax positions	195
Increase related to prior year tax positions	715
Positions assumed in TARGUSinfo acquisition	259
Reductions due to lapse in statutes of limitations	(618)
Settlements	(144)
Balance at December 31, 2011	1,566
Increase related to current year tax positions	802
Increase related to prior year tax positions	2,739
Positions assumed in TARGUSinfo acquisition	147
Reductions due to lapse in statutes of limitations	(545)
Settlements	(306)
Balance at December 31, 2012	4,403
Increase related to current year tax positions	1,748
Increase related to prior year tax positions	766
Reductions due to lapse in statutes of limitations	(100)
Settlements	—
Balance at December 31, 2013	$6,817
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2011, 2012 and 2013, the Company recognized potential interest and penalties of $118,000, $138,000 and $105,000, respectively, including interest related to uncertain tax positions of acquired companies. As of December 31, 2012 and 2013, the Company had established reserves of approximately $194,000 and $286,000 for accrued potential interest and penalties related to uncertain tax positions, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the year ended December 31, 2013, accrued interest and penalties decreased by $13,000 due to settlements and expiration of certain statutes of limitations.
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
The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.1 million over the next 12 months due to the expiration of certain statutes of limitations.
14.    STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2012 and 2013, there are no shares of preferred stock issued or outstanding.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock are entitled to receive dividends out of assets legally available at the time and in the amounts as the Company’s Board of Directors may from time to time determine.
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of December 31, 2013, 5,080,540 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. During the year ended December 31, 2013, the Company issued 54,896 shares under the ESPP. As of December 31, 2013, a total of 545,104 shares were available to be issued under the ESPP.
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
For grants under the Company's Plans, stock-based compensation expense recognized for the years ended December 31, 2011, 2012 and 2013 was $27.5 million, $28.1 million, and $44.2 million, respectively. As of December 31, 2013, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $64.8 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years. Total unrecognized compensation expense as of December 31, 2013 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the year ended December 31, 2011 was $8.83. No options were granted during the years ended December 31, 2012 and 2013. The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2011, and a discussion of the Company’s assumptions.

Year Ended December 31, 2011
Dividend yield	—%
Expected volatility	37.16%
Risk-free interest rate	1.56%
Expected life of options (in years)	4.41
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2010	6,715,559	$20.68
Options granted	2,425,873	26.93
Options exercised	(2,339,890)	16.79
Options forfeited	(637,286)	24.17
Increase due to acquisition	369,570	22.29
Outstanding at December 31, 2011	6,533,826	24.15
Options granted	—	—
Options exercised	(2,499,843)	23.68
Options forfeited	(737,943)	22.76
Outstanding at December 31, 2012	3,296,040	24.81
Options granted	—	—
Options exercised	(896,168)	24.35
Options forfeited	(362,754)	26.57
Outstanding at December 31, 2013	2,037,118	$24.70	$51.3	3.35
Exercisable at December 31, 2013	1,362,624	$24.13	$35.1	2.92
Exercisable at December 31, 2012	1,573,865	$24.26	$27.8	3.60
Exercisable at December 31, 2011	2,651,973	$23.63	$28.0	2.98
The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2012 and 2013 was $29.2 million, $31.4 million, and $21.3 million, respectively.
The following table summarizes information regarding options outstanding at December 31, 2013:

	Options Outstanding		Weighted- Average Remaining Contractual Life (in years)	Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price		Number of Options Exercisable	Weighted- Average Exercise Price
$6.25 – $9.10	14,935	$6.71	0.56	14,935	$6.71
$9.11 – $11.96	5,372	10.66	2.46	2,502	10.82
$11.97 – $17.42	177,470	15.62	2.22	162,397	15.49
$17.43 – $26.04	647,029	22.34	3.52	454,048	22.68
$26.05 – $33.50	1,192,312	27.62	3.47	728,742	27.36
	2,037,118	$24.70	3.35	1,362,624	$24.13

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	534,590	$22.82
Restricted stock granted	402,670	27.04
Restricted stock vested	(185,433)	26.20
Restricted stock forfeited	(106,832)	24.80
Outstanding at December 31, 2011	644,995	24.16
Restricted stock granted	—	—
Restricted stock vested	(230,435)	23.98
Restricted stock forfeited	(109,170)	24.44
Outstanding at December 31, 2012	305,390	24.20
Restricted stock granted	—	—
Restricted stock vested	(112,177)	25.39
Restricted stock forfeited	(38,441)	26.27
Outstanding at December 31, 2013	154,772	$22.82	$7.7
The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2011, 2012 and 2013 was approximately $5.3 million, $8.4 million and $5.1 million, respectively. During the years ended December 31, 2011, 2012 and 2013, the Company repurchased 62,583, 82,910 and 41,042 shares of common stock, respectively, for an aggregate purchase price of $1.6 million, $3.0 million and $1.9 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
2011 Long-Term Incentive Program
During the year ended 2011, the Company granted 234,112 PVRSUs to certain employees with an aggregate fair value of $6.2 million. The vesting of these stock awards is contingent upon the Company achieving specified financial targets at the end of the specified performance period and an employee’s continued employment through the vesting period. The level of achievement of the performance conditions affects the number of shares that will ultimately be issued. The range of possible stock-based award vesting is between 0% and 150% of the initial target. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and vesting period.
2012 Long-Term Incentive Program
During the years ended December 31, 2012 and 2013, the Company awarded 2,284,570 and 99,210 PVRSUs, respectively, of which 602,175 and 49,605 PVRSUs, respectively, were granted with an aggregate fair value of $21.9 million and $2.2 million, respectively. For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014. Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012 and 2013 performance periods were and will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
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
2013 Long-Term Incentive Program
During the year ended December 31, 2013, the Company awarded 284,405 PVRSUs, of which 82,908 PVRSUs were granted with an aggregate fair value of $3.9 million.
The awarded PVRSUs are subject to three one-year performance periods, the first of which began on January 1, 2013 and ended on December 31, 2013 and the last of which begins on January 1, 2015 and ends on December 31, 2015. Each participant is eligible to earn up to 150% of one-third of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. The performance goal for the performance period from January 1, 2013 through December 31, 2013 will be based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest. As of December 31, 2013, the level of achievement of the performance target awards for PVRSUs 2011, 2012 and 2013 performance years was 134%, 129.5% and 111.2%, respectively.
In December 2013, the Company revised its estimate of the level of achievement of the performance target awards for the PVRSUs performance year of 2013 from 100% of target to reflect the final achievement of 111.2% of target. The Company's consolidated net income from continuing operations for the year ended December 31, 2013 was $162.8 million and diluted earnings per share from continuing operations was $2.46 per share. If the Company had continued to use the previous estimate of the level of achievement of 100% of the performance target for the PVRSUs performance year of 2013, the as adjusted net income for the year ended December 31, 2013 would have been approximately $163.6 million and the as adjusted diluted earnings per share would have had been approximately $2.47 per share. As of December 31, 2013, the performance periods for PVRSUs performance years 2011 and 2012 were complete and the levels of achievement of the performance targets were fixed.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested PVRSU activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2010	840,923	$19.53
Incremental achieved(1)	150,770	16.27
Granted	234,112	26.45
Vested	—	—
Forfeited	(247,100)	24.42
Non-vested December 31, 2011	978,705	19.45
Incremental achieved(1)	101,766	24.67
Granted	602,175	36.34
Vested	(582,281)	15.58
Forfeited	(129,342)	27.48
Non-vested December 31, 2012	971,023	31.72
Incremental achieved(1)	170,225	36.32
Granted	738,995	44.45
Vested	(159,346)	22.85
Forfeited	(280,430)	35.51
Non-vested December 31, 2013	1,440,467	$39.04	$71.8

(1)
Incremental achieved represents the additional awards in excess of the target grant resulting from the achievement of performance goals at levels above the performance targets established at the grant date.

The total aggregate intrinsic value of PVRSUs vested during the years ended December 31, 2012 and 2013 was approximately $19.9 million and $6.7 million, respectively. During the years ended December 31, 2012 and 2013, the Company repurchased 210,664 and 60,075 shares of common stock, respectively, for an aggregate purchase price of $7.2 million and $2.5 million, respectively, pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations. No PVRSUs vested in the year ended December 31, 2011.
On January 1, 2014, 195,253 PVRSUs vested with an aggregate intrinsic value of $9.7 million. These PVRSUs were granted in 2011. The Company repurchased 72,794 shares of common stock for an aggregate purchase price of $3.6 million pursuant to the participants' rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	231,865	$23.99
Granted	46,933	26.64
Vested	(29,110)	24.39
Forfeited	(750)	25.84
Outstanding at December 31, 2011	248,938	24.44
Granted	731,878	36.12
Vested	(26,426)	26.46
Forfeited	(31,840)	37.27
Outstanding at December 31, 2012	922,550	33.20
Granted	736,111	48.55
Vested	(178,337)	38.50
Forfeited	(102,162)	39.66
Outstanding at December 31, 2013	1,378,162	$40.23	$68.7
During the year ended December 31, 2013, the Company granted 736,111 restricted stock units to certain employees with an aggregate fair value of $35.7 million. Restricted stock units granted to executive management will vest annually in four equal installments beginning on January 1, 2014. Restricted stock units granted to non-executive management will vest annually in four equal installments.
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
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Year Ended December 31, 2013
Dividend yield	—%
Expected volatility	23.67%
Risk-free interest rate	0.08%
Expected life of employee stock purchase plan options (in months)	6
Dividend yield - The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2010 Share Repurchase Program
The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares (2010 share repurchase program). In May 2013, this program was terminated and the Company's Board of Directors adopted the 2013 share repurchase program. Prior to termination, share repurchases under the 2010 share repurchase program were made through a Rule 10b5-1 plan, open market purchases, privately negotiated transactions or otherwise as market conditions warranted, at prices the Company deemed appropriate, and subject to applicable legal requirements and other factors. During the years ended December 31, 2011, 2012 and 2013, under the 2010 share repurchase program, the Company repurchased 2.8 million shares, 2.7 million shares and 0.8 million shares, respectively, at an average price per share of $26.22, $36.56 and $44.09 respectively, for an aggregate purchase price of approximately $74.3 million, $98.0 million and $35.4 million, respectively. A total of 8.0 million shares at an average price per share of $31.07 per share was purchased under the 2010 share repurchase program for an aggregate purchase price of $248.1 million. All repurchased shares were accounted for as treasury shares.
2013 Share Repurchase Plan
On May 2, 2013, the Company announced that its Board of Directors authorized a $250 million share repurchase program. The program commenced in the second quarter of 2013 and expired on December 31, 2013. This program replaced the 2010 share repurchase program. Under the 2013 share repurchase program, during the year ended December 31, 2013, the Company purchased 5.1 million shares of its Class A common stock at an average price per share of $49.44 per share for a total purchase price of $249.9 million. All repurchased shares were accounted for as treasury shares.
2014 Share Repurchase Plan
On January 29, 2014, the Company announced that its Board of Directors authorized a $200 million share repurchase program. The program commenced on January 30, 2014 and will expire on December 31, 2014. Share repurchases under the 2014 share repurchase program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares will be retired.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2011	2012	2013
Computation of basic net income per common share:
Income from continuing operations	$123,574	$156,087	$162,752
Income from discontinued operations, net of tax	37,249	—	—
Net income	$160,823	$156,087	$162,752
Weighted average common shares and participating securities outstanding — basic	72,974	66,737	64,463
Basic net income per common share from:
Continuing operations	$1.69	$2.34	$2.52
Discontinued operations	0.51	—	—
Basic net income per common share	$2.20	$2.34	$2.52

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding — basic	72,974	66,737	64,463
Effect of dilutive securities:
Stock-based awards	1,522	1,219	1,645
Weighted average common shares outstanding — diluted	74,496	67,956	66,108
Diluted net income per common share from:
Continuing operations	$1.66	$2.30	$2.46
Discontinued operations	0.50	—	—
Diluted net income per common share	$2.16	$2.30	$2.46
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
Common stock options to purchase an aggregate of 4,124,861, 486,150 and 104,167 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the years ended December 31, 2011, 2012, and 2013, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides a reconciliation of the changes in accumulated other comprehensive income, net of tax, by component (in thousands):

	Gains and Losses on Investments	Currency Translation Adjustment	Total
Balance at December 31, 2010	$401	$(545)	$(144)
Other comprehensive loss	(451)	(163)	(614)
Balance at December 31, 2011	(50)	(708)	(758)
Other comprehensive income (loss)	192	(201)	(9)
Balance at December 31, 2012	142	(909)	(767)
Other comprehensive (loss) income	(156)	126	(30)
Balance at December 31, 2013	$(14)	$(783)	$(797)
17.    SEGMENT INFORMATION
In the fourth quarter of 2013, the Company realigned its organizational structure and internal financial reporting, reflecting how the CODM allocates resources and assesses performance. This realignment was driven by the Company's business evolution and implementation of its strategic plan, which includes serving its clients through common understanding of their needs, a common technology platform, and consistent interfaces. The organizational and departmental changes associated with the realignment were significant, as employees were reorganized by function (e.g., marketing, sales, technology), rather than client type. Since the realignment, the Company engages in business activities as a single entity and the CODM reviews consolidated operating results and allocates resources based on consolidated reports. Under the new structure, the Company has a single operating segment. Prior to the realignment, the Company reported its results of operations based on three operating segments: Carrier Services, Enterprise Services and Information Services. Prior year revenue has been presented to conform to the current year presentation.
Enterprise-Wide Disclosures
Geographic area revenue and service revenue from external clients for the years ended December 31, 2011, 2012 and 2013, and geographic area long-lived assets as of December 31, 2012 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Revenues by geographical areas:
North America	$581,914	$787,520	$852,372
Europe and Middle East	24,443	27,518	29,405
Other regions	14,098	16,350	20,264
Total revenue	$620,455	$831,388	$902,041

Revenue by service:
Marketing Services	$27,332	$107,094	$126,165
Business Assurance Services	17,609	25,445	25,582
Data Registries Services	480,924	590,757	622,056
Security Services	52,263	57,314	64,078
Data Services	42,327	50,778	64,160
Total revenue	$620,455	$831,388	$902,041

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2013
Long-lived assets, net
North America	$406,973	$399,407
Central America	16	8
Europe and Middle East	10	10
Other regions	1	1
Total long-lived assets, net	$407,000	$399,426
18.    EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the Board of Directors. The Company recognized contribution expense totaling $5.0 million, $6.8 million and $6.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.
In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan. The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Deferred Compensation Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at fair value. Changes in the fair value of the securities are reflected in accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets, long term on the consolidated balance sheets. As of December 31, 2012 and 2013, the assets held in the Rabbi Trust were approximately $4.5 million and $3.6 million, respectively. As of December 31, 2012 and 2013, the Company’s unrealized gain was approximately $234,000 and $92,000, respectively, attributable to the securities held in the Rabbi Trust.
The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2012 and 2013, the deferred compensation obligation related to the Deferred Compensation Plan was approximately $3.9 million and $3.6 million, respectively. Changes in the fair value of the deferred compensation obligation are reflected in compensation expense. The Company recognized losses of $0.4 million, $0.4 million and $0.1 million in compensation expense for changes in the fair value of the deferred compensation obligation during the years ended December 31, 2011, 2012 and 2013, respectively.
19. SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2012 and December 31, 2013 and for the years ended December 31, 2011, 2012 and 2013 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 9, are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$330,849	$5,372	$4,034	$—	$340,255
Restricted cash	1,481	845	217	—	2,543
Short-term investments	3,666	—	—	—	3,666
Accounts receivable, net	75,849	54,599	1,357	—	131,805
Unbilled receivables	1,221	5,030	121	—	6,372
Notes receivable	2,740	—	—	—	2,740
Prepaid expenses and other current assets	14,306	3,057	344	—	17,707
Deferred costs	6,989	296	94	—	7,379
Income taxes receivable	7,043	—	—	(447)	6,596
Deferred tax assets	3,278	4,020	—	(605)	6,693
Intercompany receivable	16,856	—	—	(16,856)	—
Total current assets	464,278	73,219	6,167	(17,908)	525,756
Property and equipment, net	92,183	26,303	27	—	118,513
Goodwill	80,911	467,538	23,729	—	572,178
Intangible assets, net	18,025	270,462	—	—	288,487
Notes receivable, long-term	1,008	—	—	—	1,008
Net investments in subsidiaries	703,394	—	—	(703,394)	—
Deferred tax assets, long-term	—	—	710	(710)	—
Other assets, long-term	20,224	548	10	—	20,782
Total assets	$1,380,023	$838,070	$30,643	$(722,012)	$1,526,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,117	$2,819	$333	$—	$9,269
Accrued expenses	65,956	17,382	2,086	—	85,424
Income taxes payable	—	—	447	(447)	—
Deferred revenue	29,031	18,473	1,566	—	49,070
Note payable	8,125	—	—	—	8,125
Capital lease obligations	1,686	—	—	—	1,686
Deferred tax liabilities	—	—	605	(605)	—
Other liabilities	2,288	1,432	136	—	3,856
Intercompany payable	—	115	16,741	(16,856)	—
Total current liabilities	113,203	40,221	21,914	(17,908)	157,430
Deferred revenue, long-term	9,234	688	—	—	9,922
Note payable, long-term	576,688	—	—	—	576,688
Capital lease obligations, long-term	817	—	—	—	817
Deferred tax liabilities, long-term	17,448	97,392	—	(710)	114,130
Other liabilities, long-term	14,772	6,357	—	—	21,129
Total liabilities	732,162	144,658	21,914	(18,618)	880,116
Total stockholders’ equity	647,861	693,412	8,729	(703,394)	646,608
Total liabilities and stockholders’ equity	$1,380,023	$838,070	$30,643	$(722,012)	$1,526,724

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$214,959	$1,075	$7,275	$—	$223,309
Restricted cash	1,260	595	3	—	1,858
Accounts receivable, net	85,830	63,366	3,625	—	152,821
Unbilled receivables	4,029	5,523	1,238	—	10,790
Notes receivable	1,008	—	—	—	1,008
Prepaid expenses and other current assets	19,349	3,880	685	—	23,914
Deferred costs	5,978	346	—	—	6,324
Income taxes receivable	8,409	—	—	(1,068)	7,341
Deferred tax assets	2,729	6,499	—	(454)	8,774
Intercompany receivable	18,409	—	—	(18,409)	—
Total current assets	361,960	81,284	12,826	(19,931)	436,139
Property and equipment, net	103,898	20,368	19	—	124,285
Goodwill	84,771	534,312	23,729	—	642,812
Intangible assets, net	21,179	253,962	—	—	275,141
Net investments in subsidiaries	782,025	—	—	(782,025)	—
Deferred tax assets, long-term	—	—	152	(152)	—
Other assets, long-term	27,588	1,008	108	—	28,704
Total assets	$1,381,421	$890,934	$36,834	$(802,108)	$1,507,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$2,162	$2,937	$—	$9,620
Accrued expenses	68,820	24,685	952	—	94,457
Income taxes payable	—	83	985	(1,068)	—
Deferred revenue	29,496	23,167	1,341	—	54,004
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	1,894	—	—	—	1,894
Deferred tax liabilities	—	—	454	(454)	—
Other liabilities	2,457	886	11	—	3,354
Intercompany payable	—	5,139	13,270	(18,409)	—
Total current liabilities	115,160	56,122	19,950	(19,931)	171,301
Deferred revenue, long-term	8,987	3,074	—	—	12,061
Notes payable, long-term	608,292	—	—	—	608,292
Capital lease obligations, long-term	2,419	—	—	—	2,419
Deferred tax liabilities, long-term	20,218	62,098	—	(152)	82,164
Other liabilities, long-term	35,507	5,763	—	—	41,270
Total liabilities	790,583	127,057	19,950	(20,083)	917,507
Total stockholders’ equity	590,838	763,877	16,884	(782,025)	589,574
Total liabilities and stockholders’ equity	$1,381,421	$890,934	$36,834	$(802,108)	$1,507,081

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$510,669	$102,958	$10,039	$(3,211)	$620,455
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	115,456	16,351	7,817	(1,632)	137,992
Sales and marketing	63,825	40,570	6,109	(649)	109,855
Research and development	9,636	6,085	2,659	(871)	17,509
General and administrative	90,216	4,273	1,887	(59)	96,317
Depreciation and amortization	28,598	16,994	617	—	46,209
Restructuring charges (recoveries)	3,374	248	(73)	—	3,549
	311,105	84,521	19,016	(3,211)	411,431
Income (loss) from operations	199,564	18,437	(8,977)	—	209,024
Other (expense) income:
Interest and other expense	(6,073)	(99)	(107)	—	(6,279)
Interest and other income	2,161	190	(385)	—	1,966
Income (loss) from continuing operations before income taxes and equity loss in consolidated subsidiaries	195,652	18,528	(9,469)	—	204,711
Provision for (benefit from) income taxes, continuing operations	78,777	4,186	(1,826)	—	81,137
Income (loss) from continuing operations before equity loss in consolidated subsidiaries	116,875	14,342	(7,643)	—	123,574
Equity loss in consolidated subsidiaries	(1,074)	(3,213)	—	4,287	—
Income (loss) from discontinued operations, net of tax	45,022	—	(7,773)	—	37,249
Net income (loss)	$160,823	$11,129	$(15,416)	$4,287	$160,823
Comprehensive income (loss)	$160,292	$11,129	$(15,499)	$4,287	$160,209

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$576,683	$246,640	$10,295	$(2,230)	$831,388
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	147,921	31,374	8,241	(1,571)	185,965
Sales and marketing	72,708	86,739	4,593	(311)	163,729
Research and development	16,045	13,516	233	—	29,794
General and administrative	69,805	11,988	352	(348)	81,797
Depreciation and amortization	34,467	58,445	43	—	92,955
Restructuring charges (recoveries)	624	—	(135)	—	489
	341,570	202,062	13,327	(2,230)	554,729
Income (loss) from operations	235,113	44,578	(3,032)	—	276,659
Other (expense) income:
Interest and other expense	(34,308)	226	(73)	—	(34,155)
Interest and other income	666	54	(124)	—	596
Income (loss) before income taxes and equity income (loss) in consolidated subsidiaries	201,471	44,858	(3,229)	—	243,100
Provision for income taxes	69,701	15,695	1,617	—	87,013
Income (loss) before equity income (loss) in consolidated subsidiaries	131,770	29,163	(4,846)	—	156,087
Equity income (loss) in consolidated subsidiaries	24,317	(2,787)	—	(21,530)	—
Net income (loss)	$156,087	$26,376	$(4,846)	$(21,530)	$156,087
Comprehensive income (loss)	$156,869	$26,224	$(5,485)	$(21,530)	$156,078

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$620,987	$269,979	$14,899	$(3,824)	$902,041
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	163,288	49,646	3,204	(3,566)	212,572
Sales and marketing	84,540	89,757	3,744	(24)	178,017
Research and development	17,840	10,140	13	—	27,993
General and administrative	84,963	8,258	943	(234)	93,930
Depreciation and amortization	41,164	59,050	19	—	100,233
Restructuring charges	2	—	—	—	2
	391,797	216,851	7,923	(3,824)	612,747
Income from operations	229,190	53,128	6,976	—	289,294
Other (expense) income:
Interest and other expense	(34,474)	15	(68)	—	(34,527)
Interest and other income	336	1	20	—	357
Income before income taxes and equity income in consolidated subsidiaries	195,052	53,144	6,928	—	255,124
Provision for income taxes	66,795	23,994	1,583	—	92,372
Income before equity income in consolidated subsidiaries	128,257	29,150	5,345	—	162,752
Equity income in consolidated subsidiaries	34,495	2,516	—	(37,011)	—
Net income	$162,752	$31,666	$5,345	$(37,011)	$162,752
Comprehensive income	$162,791	$31,697	$5,245	$(37,011)	$162,722

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$212,190	$32,789	$(13,226)	$(5,340)	$226,413
Investing activities:
Purchases of property and equipment	(33,986)	(12,763)	964	—	(45,785)
Sales and maturities of investments	116,128	—	—	—	116,128
Purchases of investments	(81,239)	—	—	—	(81,239)
Businesses acquired, net of cash acquired	(695,547)	—	—	—	(695,547)
Investment in subsidiary	(13,633)	—	—	13,633	—
Net cash (used in) provided by investing activities	(708,277)	(12,763)	964	13,633	(706,443)
Financing activities:
(Increase) decrease in restricted cash	(9,199)	—	347	—	(8,852)
Proceeds from note payable	591,000	—	—	—	591,000
Payments under notes payable obligations	(1,500)	—	—	—	(1,500)
Principal repayments on capital lease obligations	(7,171)	—	—	—	(7,171)
Debt issuance costs	(20,418)	—	—	—	(20,418)
Proceeds from issuance of stock	39,278	—	—	—	39,278
Excess tax benefits from stock-based compensation	4,536	(9)	14	—	4,541
Repurchase of restricted stock awards	(1,641)	—	—	—	(1,641)
Repurchase of common stock	(324,301)	—	—	—	(324,301)
Distribution to parent	—	(3,817)	(1,523)	5,340	—
Investment by parent	—	—	13,633	(13,633)	—
Net cash provided by (used in) financing activities	270,584	(3,826)	12,471	(8,293)	270,936
Effect of foreign exchange rates on cash and cash equivalents	(79)	—	(160)	—	(239)
Net (decrease) increase in cash and cash equivalents	(225,582)	16,200	49	—	(209,333)
Cash and cash equivalents at beginning of period	328,611	936	2,023	—	331,570
Cash and cash equivalents at end of period	$103,029	$17,136	$2,072	$—	$122,237

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$306,957	$95,202	$(2,637)	$(95,955)	$303,567
Investing activities:
Purchases of property and equipment	(41,574)	(11,520)	—	—	(53,094)
Sales and maturities of investments	10,316	—	—	—	10,316
Purchases of investments	(1,494)	—	—	—	(1,494)
Businesses acquired, net of cash acquired	706	—	—	—	706
Investment in subsidiary	(5,859)	—	—	5,859	—
Net cash used in investing activities	(37,905)	(11,520)	—	5,859	(43,566)
Financing activities:
Decrease (increase) in restricted cash	7,715	—	(7)	—	7,708
Payments under notes payable obligations	(6,000)	—	—	—	(6,000)
Principal repayments on capital lease obligations	(3,494)	—	—	—	(3,494)
Proceeds from issuance of stock	59,056	—	—	—	59,056
Excess tax benefits from stock-based compensation	8,994	1	46	—	9,041
Repurchase of restricted stock awards	(10,212)	—	—	—	(10,212)
Repurchase of common stock	(98,040)	—	—	—	(98,040)
Distribution to parent	—	(95,295)	(660)	95,955	—
Investment by parent	—	—	5,859	(5,859)	—
Net cash (used in) provided by financing activities	(41,981)	(95,294)	5,238	90,096	(41,941)
Effect of foreign exchange rates on cash and cash equivalents	749	(152)	(639)	—	(42)
Net increase (decrease) in cash and cash equivalents	227,820	(11,764)	1,962	—	218,018
Cash and cash equivalents at beginning of period	103,029	17,136	2,072	—	122,237
Cash and cash equivalents at end of period	$330,849	$5,372	$4,034	$—	$340,255

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$284,854	$126,933	$11,318	$(135,248)	$287,857
Investing activities:
Purchases of property and equipment	(48,794)	(4,435)	(10)	—	(53,239)
Sales and maturities of investments	3,543	—	—	—	3,543
Businesses acquired, net of cash acquired	(105,419)	—	—	—	(105,419)
Net cash used in investing activities	(150,670)	(4,435)	(10)	—	(155,115)
Financing activities:
Decrease in restricted cash	221	250	214	—	685
Proceeds from note payable	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Payments under notes payable obligations	(8,126)	—	—	—	(8,126)
Principal repayments on capital lease obligations	(1,686)	—	—	—	(1,686)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Proceeds from issuance of stock	23,686	—	—	—	23,686
Excess tax benefits from stock-based compensation	7,854	—	22	—	7,876
Repurchase of restricted stock awards	(7,073)	—	—	—	(7,073)
Repurchase of common stock	(285,277)	—	—	—	(285,277)
Distribution to parent	—	(127,045)	(8,203)	135,248	—
Net cash used in financing activities	(250,067)	(126,795)	(7,967)	135,248	(249,581)
Effect of foreign exchange rates on cash and cash equivalents	(7)	—	(100)	—	(107)
Net (decrease) increase in cash and cash equivalents	(115,890)	(4,297)	3,241	—	(116,946)
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$214,959	$1,075	$7,275	$—	$223,309

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is unaudited quarterly financial information for the two year period ended December 31, 2013. In management’s opinion, the unaudited financial information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the quarterly financial information presented.

	Quarter Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
	(in thousands, except per share data)
Summary consolidated statement of operations:
Revenue	$199,582	$206,462	$211,172	$214,172
Income from operations	64,386	68,360	74,625	69,288
Net income	33,962	38,592	45,753	37,780
Net income per common share - basic	$0.51	$0.58	$0.69	$0.57
Net income per common share - diluted	$0.50	$0.57	$0.68	$0.56

	Quarter Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Summary consolidated statement of operations:
Revenue	$216,416	$220,350	$227,633	$237,642
Income from operations	70,826	74,746	80,413	63,309
Net income	33,764	43,398	47,539	38,051
Net income per common share - basic	$0.51	$0.66	$0.74	$0.61
Net income per common share - diluted	$0.50	$0.65	$0.73	$0.59

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
McLean, Virginia
February 28, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders, or our 2014 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2014 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2014 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2014 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of this report is incorporated by reference to our 2014 Proxy Statement, under the heading “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of this report is incorporated by reference to our 2014 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of this report is incorporated by reference to our 2014 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent registered public accounting firm in 2012 and 2013 is incorporated by reference to our 2014 Proxy Statement, under heading “Audit and Non-Audit Fees”. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)

(2)
Schedule for the three years ended December 31, 2011, 2012 and 2013:

II — Valuation and Qualifying Accounts	102
(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2011	2012	2013
	(in thousands)
Allowance for Doubtful Accounts
Beginning balance	$1,435	$1,942	$2,161
Additions	2,596	4,086	6,174
Reductions(1)	(2,089)	(3,867)	(5,828)
Ending balance	$1,942	$2,161	$2,507

Deferred Tax Asset Valuation Allowance
Beginning balance	$2,340	$45,971	$3,965
Additions(2)	44,002	52	37
Reductions(3)	(371)	(42,058)	(1,181)
Ending balance	$45,971	$3,965	$2,821

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

(2)
Includes $43.2 million of net operating loss carryforwards for 2011 related to the United Kingdom (U.K.). As of December 31, 2011, certain losses generated by NGM Services are no longer prevented from use in another jurisdiction under U.S. tax law and are recorded as U.K. net operating loss carryforwards. Upon recognition of the deferred tax asset associated with its U.K. net operating loss carryforwards, the Company recorded a full valuation allowance against the asset. See Note 13 to our Consolidated Financial Statements in Item 8 of Part II of this report.

(3)
During 2012, the Company completed its evaluation of limitations that apply to its U.K. net operating losses as a result of the sale of certain assets and liabilities of NGM Services and its subsidiaries.  As of December 31, 2012 and 2013, the Company had $5.5 million of gross net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law. In 2012, the Company reduced the deferred tax asset and valuation allowance associated with the U.K. net operating loss carryforwards accordingly.

Exhibit Index
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signature	Title

/s/ Lisa A. Hook	President, Chief Executive Officer (Principal Executive Officer) and Director
Lisa A. Hook

/s/ Paul S. Lalljie	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Paul S. Lalljie

/s/ James G. Cullen	Chairman, Board of Directors
James G. Cullen

/s/ Gareth Chang	Director
Gareth Chang

/s/ Joel P. Friedman	Director
Joel P. Friedman

/s/ Mark N. Greene	Director
Mark N. Green

/s/ Ross K. Ireland	Director
Ross K. Ireland

/s/ Paul A. Lacouture	Director
Paul A. Lacouture

/s/ Michael J. Rowny	Director
Michael J. Rowny

/s/ Hellene S. Runtagh	Director
Hellene S. Runtagh

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

(10.1)
Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009, (m) Exhibit 10.1.1 to our Annual Report on form 10-K, filed February 26, 2010; (n) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed on July 28, 2010; (o) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed April 27, 2011; and (p) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed November 5, 2012; (q) Exhibit 10.1.1** to our Annual Report on Form 10-K, filed February 28, 2013; (r) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed May 2, 2013; (s) Exhibits 10.1.3**, 10.1.4** and 10.1.5, respectively, to our Quarterly Report on Form 10-Q, filed July 30, 2013; and (t) Exhibit 10.1.6** to our Quarterly Report on Form 10-Q, filed October 30, 2013.

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

(10.38)	Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan. †

(10.39)	NeuStar, Inc. Employee Stock Purchase Plan. †

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