Form 10-Q
period 2014-03-31
NEUSTAR INC
filed 2014-04-16
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 60,234,847 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at April 11, 2014.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	March 31, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,309	$386,453
Restricted cash	1,858	1,785
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $2,611, respectively	152,821	156,660
Unbilled receivables	10,790	9,306
Notes receivable	1,008	406
Prepaid expenses and other current assets	23,914	22,297
Deferred costs	6,324	5,884
Income taxes receivable	7,341	—
Deferred tax assets	8,774	12,640
Total current assets	436,139	595,431
Property and equipment, net	124,285	124,345
Goodwill	643,038	650,765
Intangible assets, net	275,141	266,975
Other assets, long-term	28,704	27,974
Total assets	$1,507,307	$1,665,490
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	March 31, 2014
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,620	$10,266
Accrued expenses	94,457	63,375
Income taxes payable	—	10,517
Deferred revenue	54,004	56,508
Notes payable	7,972	7,972
Capital lease obligations	1,894	1,442
Other liabilities	3,580	3,815
Total current liabilities	171,527	153,895
Deferred revenue, long-term	12,061	12,273
Notes payable, long-term	608,292	781,299
Capital lease obligations, long-term	2,419	2,131
Deferred tax liabilities, long-term	82,164	83,605
Other liabilities, long-term	41,270	44,349
Total liabilities	917,733	1,077,552
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and March 31, 2014	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 87,147,586 and 86,457,756 shares issued; and 61,400,908 and 60,526,573 shares outstanding at December 31, 2013 and March 31, 2014, respectively	87	86
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	—	—
Additional paid-in capital	602,796	619,997
Treasury stock, 25,746,678 and 25,931,183 shares at December 31, 2013 and March 31, 2014, respectively, at cost	(893,852)	(902,403)
Accumulated other comprehensive loss	(797)	(817)
Retained earnings	881,340	871,075
Total stockholders’ equity	589,574	587,938
Total liabilities and stockholders’ equity	$1,507,307	$1,665,490
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2014
Revenue	$216,416	$229,897
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	49,297	58,611
Sales and marketing	42,260	49,991
Research and development	7,484	7,059
General and administrative	21,882	26,291
Depreciation and amortization	24,665	27,640
Restructuring charges	2	4,966
	145,590	174,558
Income from operations	70,826	55,339
Other (expense) income:
Interest and other expense	(17,562)	(5,997)
Interest and other income	141	95
Income before income taxes	53,405	49,437
Provision for income taxes	19,641	17,754
Net income	$33,764	$31,683
Net income per share:
Basic	$0.51	$0.52
Diluted	$0.50	$0.50
Weighted average common shares outstanding:
Basic	66,184	61,240
Diluted	67,614	62,753
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2013	2014
Net income	$33,764	$31,683
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $(43) and $(10), respectively	(65)	53
Reclassification for gains included in net income	—	(19)
Net change in unrealized gains on investments, net of tax	(65)	34
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(11) and $76, respectively	34	(54)
Reclassification adjustment included in net income	—	—
Foreign currency translation adjustment, net of tax	34	(54)
Other comprehensive loss, net of tax	(31)	(20)
Comprehensive income	$33,733	$31,663
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2014
Operating activities:
Net income	$33,764	$31,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,665	27,640
Stock-based compensation	8,957	11,726
Loss on debt modification and extinguishment	10,886	—
Amortization of deferred financing costs and original issue discount on debt	870	857
Excess tax benefits from stock option exercises	(3,213)	(2,311)
Deferred income taxes	1,149	(2,534)
Provision for doubtful accounts	1,575	1,528
Amortization of bond premium	84	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,399)	(4,553)
Unbilled receivables	(240)	1,525
Notes receivable	723	602
Prepaid expenses and other current assets	(2,359)	1,625
Deferred costs	190	332
Other assets	86	7
Other liabilities	102	3,040
Accounts payable and accrued expenses	(26,428)	(32,419)
Income taxes	15,975	20,169
Deferred revenue	(544)	1,974
Net cash provided by operating activities	51,843	60,891
Investing activities:
Purchases of property and equipment	(13,417)	(11,584)
Sales and maturities of investments	2,020	—
Business acquired, net of cash acquired	—	(13,567)
Net cash used in investing activities	(11,397)	(25,151)
Financing activities:
(Increase) decrease in restricted cash	(6)	73
Proceeds from notes payable	624,244	175,000
Extinguishment of note payable	(592,500)	—
Debt issuance costs	(11,410)	—
Payments under notes payable obligations	(2,031)	(2,031)
Principal repayments on capital lease obligations	(976)	(715)
Proceeds from issuance of stock	6,256	3,337
Excess tax benefits from stock-based compensation	3,213	2,311
Repurchase of restricted stock awards	(6,392)	(8,551)
Repurchase of common stock	(24,445)	(41,948)
Net cash (used in) provided by financing activities	(4,047)	127,476
Effect of foreign exchange rates on cash and cash equivalents	21	(72)
Net increase in cash and cash equivalents	36,420	163,144
Cash and cash equivalents at beginning of period	340,255	223,309
Cash and cash equivalents at end of period	$376,675	$386,453
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a neutral and trusted provider of real-time information services and analytics, using authoritative, hard-to-replicate datasets and proprietary analytics to help its clients promote and protect their businesses. The Company develops unique solutions using proprietary, third-party and client data sets. These solutions provide accurate, up-to-the-minute insights and data driven intelligence, enabling its clients to make informed, actionable decisions in real time, one customer interaction at a time. The Company's Marketing Services enhance its clients' ability to acquire and retain valuable customers across disparate platforms. The Company's Security Services help its clients direct and manage Internet traffic flow, resolve Internet queries and protect clients’ online assets against a growing number of cyber threats. The Company also offers a broad range of data services. The Company primarily serves clients in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K) filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Fair Value of Financial Instruments
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate (Level 2). The Company believes the carrying value of its $325 million senior secured term loan facility (2013 Term Facility) and borrowings on its revolving credit facility (2013 Revolving Facility) approximate the fair value of the debt as the terms and interest rates approximate market rates (Level 2) (see Note 5). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 5). The Company determines the fair value of marketable securities and deferred compensation based on quoted market prices (Level 1).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2013		March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$223,309	$223,309	$386,453	$386,453
Restricted cash (current assets)	1,858	1,858	1,785	1,785
Notes receivable (including current portion)	1,008	1,008	406	406
Marketable securities (other assets, long-term)	3,567	3,567	3,590	3,590
Deferred compensation (other liabilities, long-term)	3,620	3,620	3,691	3,691
2013 Term Facility (including current portion, net of discount)	316,264	316,264	314,271	314,271
2013 Revolving Facility	—	—	175,000	175,000
Senior Notes (including current portion)	300,000	273,375	300,000	261,375
Restricted Cash
As of December 31, 2013 and March 31, 2014, cash of $1.9 million and $1.8 million, respectively, was restricted as collateral for certain of the Company's outstanding letters of credit and for deposits on leased facilities.

3.	FAIR VALUE MEASUREMENTS
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
The following table sets forth, as of December 31, 2013 and March 31, 2014, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,567	$—	$—	$3,567

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,590	$—	$—	$3,590

(1)
The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

4.	GOODWILL AND INTANGIBLE ASSETS
On January 15, 2014, the Company acquired an entity that designs, develops, and maintains software tools and applications that enable North American communications service providers to exchange back-office provisioning information within and between carriers' networks.  Total consideration for this purchase included cash consideration of $14.1 million, of which $12.1 million was paid at closing and $2.0 million was retained by the Company as a reserve fund for satisfaction of potential indemnification claims.  The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included in the Company's consolidated statement of operations since the date of the acquisition.  Of the total purchase price, the Company recorded $5.9 million of definite-lived intangible assets and $7.7 million of goodwill.  The allocation of the purchase price is preliminary pending the finalization of the working capital amounts, deferred tax assets and income and non-income based tax liabilities. Goodwill is expected to be deductible for tax purposes.  During the three months ended March 31, 2014, the Company recorded $0.3 million of acquisition costs in general and administrative expense related to this transaction.
On October 29, 2013, the Company acquired Aggregate Knowledge, Inc., a leading campaign and predictive analytics platform for advertising agencies and brand marketers. As of March 31, 2014, the allocation of the purchase price is preliminary pending the finalization of deferred tax assets and income and non-income based tax liabilities.
Goodwill
The Company’s goodwill as of December 31, 2013 and March 31, 2014 is as follows (in thousands):

	December 31, 2013(1)	Adjustments	Acquisition	March 31, 2014
Gross goodwill	$736,414	$226	$7,727	$744,367
Accumulated impairments	(93,602)	—	—	(93,602)
Net goodwill	$642,812	$226	$7,727	$650,765
(1) Balance as originally reported at December 31, 2013, prior to the reflection of measurement period adjustments.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2013	March 31, 2014	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$323,539	$324,539	7.9
Accumulated amortization	(106,254)	(115,576)
Customer lists and relationships, net	217,285	208,963

Acquired technology	87,059	91,959	4.9
Accumulated amortization	(31,649)	(35,767)
Acquired technology, net	55,410	56,192

Trade name	8,030	8,030	3.0
Accumulated amortization	(5,662)	(6,279)
Trade name, net	2,368	1,751

Non-compete agreement	100	100	3.0
Accumulated amortization	(22)	(31)
Non-compete agreement, net	78	69
Intangible assets, net	$275,141	$266,975
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $12.4 million and $14.1 million for the three months ended March 31, 2013 and 2014, respectively. Amortization expense related to intangible assets for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is expected to be approximately $42.0 million, $54.0 million, $52.3 million, $43.6 million, $40.9 million and $34.1 million, respectively. Intangible assets as of March 31, 2014 will be fully amortized during the year ended December 31, 2021.

5.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2013	March 31, 2014
2013 Term Facility (net of discount)	$316,264	314,271
2013 Revolving Facility	—	175,000
Senior Notes	300,000	300,000
Total	616,264	789,271
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$608,292	$781,299
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
As of March 31, 2014, available borrowings under the 2013 Revolving Facility were $16.8 million after borrowings of $175.0 million and outstanding letters of credit totaling $8.2 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

As of March 31, 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $7.9 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.4 million and $0.5 million for the three months ended March 31, 2013 and 2014, respectively, and was reported as interest expense in the consolidated statements of operations.
As of March 31, 2014, deferred financing costs related to the Senior Notes were $14.0 million. Total amortization expense of the deferred financing costs was $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2014, respectively, and is reported as interest expense in the consolidated statements of operations.

6.	STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of March 31, 2014, a total of 5,758,090 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. As of March 31, 2014, a total of 545,104 shares were available to be issued under the ESPP.
The term of any stock option granted under the Plans may not exceed ten years. The exercise price per share for options granted under the Plans may not be less than 100% of the fair market value of the common stock on the option grant date. The Board of Directors or Compensation Committee of the Board of Directors determines the vesting schedule of the options, with a maximum vesting period of ten years. Options granted generally vest with respect to 25% of the shares underlying the option award on the first anniversary of the grant date and 2.083% of the shares on the last day of each succeeding calendar month thereafter. The options expire seven to ten years from the date of grant and are forfeitable upon termination of an option holder’s service.
The Company has granted and may in the future grant restricted stock to directors, employees and consultants. The Board of Directors or Compensation Committee of the Board of Directors determines the vesting schedule of the restricted stock, with a maximum vesting period of ten years. Restricted stock granted generally vests in equal annual installments over a four-year term.
For grants under the Company's Plans, stock-based compensation expense recognized for the three months ended March 31, 2013 and 2014 was $9.0 million and $11.7 million, respectively. As of March 31, 2014, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $69.5 million, which the Company expects to recognize over a weighted average period of approximately 1.39 years. Total unrecognized compensation expense as of March 31, 2014 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Company did not grant any options during the three months ended March 31, 2013 and 2014. The following table summarizes

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	2,037,118	$24.70
Options granted	—	—
Options exercised	(125,694)	24.12
Options forfeited	(65,965)	29.72
Outstanding at March 31, 2014	1,845,459	$24.56	$14.7	3.16
Exercisable at March 31, 2014	1,360,786	$23.89	$11.7	2.84
The aggregate intrinsic value of options exercised for the three months ended March 31, 2014 was $1.6 million.
Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	154,772	$22.82
Restricted stock granted	—	—
Restricted stock vested	(86,102)	25.42
Restricted stock forfeited	(5,282)	26.43
Outstanding at March 31, 2014	63,388	$19.00	$2.1
The total aggregate intrinsic value of restricted stock vested during the three months ended March 31, 2014 was $3.0 million. During the three months ended March 31, 2014, the Company repurchased 32,932 shares of common stock for an aggregate purchase price of $1.1 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
2012 Long-Term Incentive Program
During the three months ended March 31, 2014, the Company established the performance goals for the period beginning on January 1, 2014 and ending on December 31, 2014. The establishment of the 2014 performance goals resulted in the grant of 476,080 PVRSUs with an aggregate fair value of $16.7 million.
For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2014 and ends on December 31, 2014.  Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012, 2013 and 2014 performance periods were based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

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
Long-Term Incentive Program
During the three months ended March 31, 2014, the Company established the performance goals for the period beginning on January 1, 2014 and ending on December 31, 2014. The establishment of the 2014 performance goals resulted in the grant of 123,945 PVRSUs with an aggregate fair value of $4.3 million, originally awarded during the year ended December 31, 2013.
The awarded PVRSUs are subject to three one-year performance periods. Each participant is eligible to earn up to 150% of one-third of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. The performance goal for the performance period from January 1, 2014 through December 31, 2014 was based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the number of PVRSUs expected to vest. As of March 31, 2014, the level of achievement of the performance target awards for the 2012, 2013 and 2014 performance years was 129.5%, 111.2% and 100%, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2013	1,440,467	$39.04
Incremental achieved (1)	65,476	38.35
Granted	600,025	34.97
Vested	(258,959)	31.29
Forfeited	(71,012)	38.13
Non-vested March 31, 2014	1,775,997	$38.80	$57.7

(1)
Incremental achieved represents the additional awards in excess of the target grant resulting from the achievement of performance goals at levels above the performance targets established at the grant date.

The total aggregate intrinsic value of PVRSUs vested during the three months ended March 31, 2014 was approximately $12.0 million. The Company repurchased 97,906 shares of common stock for an aggregate purchase price of $4.5 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	1,378,162	$40.23
Granted	—	—
Vested	(134,643)	37.54
Forfeited	(32,398)	43.06
Outstanding at March 31, 2014	1,211,121	$40.46	$39.4
The restricted stock units previously granted to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units granted prior to 2011, each director’s restricted stock units automatically will be converted into deferred stock units, and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service.  Upon vesting of restricted stock units that were granted in 2011 and subsequent periods, each director’s restricted stock units automatically will be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15 in the year following the initial grant.
The total aggregate intrinsic value of restricted stock units vested during the three months ended March 31, 2014 was approximately $6.7 million. The Company repurchased 53,667 shares of common stock for an aggregate purchase price of $2.7 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following assumptions:

Three Months Ended March 31, 2014
Dividend yield	—%
Expected volatility	23.27%
Risk-free interest rate	0.08%
Expected life of employee stock purchase plan options (in months)	6
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

Share Repurchase Program
On January 29, 2014, the Company announced that its Board of Directors authorized a $200 million share repurchase program. The program commenced on January 30, 2014 and will expire on December 31, 2014. Share repurchases under the program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares are retired. During the three months ended March 31, 2014, the Company repurchased 1.2 million shares of its Class A common stock at an average price of $34.85 per share for a total purchase price of $41.9 million.

7.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2014
Computation of basic net income per common share:
Net income	$33,764	$31,683
Weighted average common shares and participating securities outstanding – basic	66,184	61,240
Basic net income per common share	$0.51	$0.52
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	66,184	61,240
Effect of dilutive securities:
Stock-based awards	1,430	1,513
Weighted average common shares outstanding – diluted	67,614	62,753
Diluted net income per common share	$0.50	$0.50
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options, warrants and shares issuable under the ESPP, to the extent the impact is dilutive. Stock-based awards to purchase an aggregate of 808 and 522,163 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended March 31, 2013 and 2014, respectively, due to their anti-dilutive effects.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides a reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component (in thousands):

	Unrealized Gains and Losses on Investments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2013	$(14)	$(783)	$(797)
Other comprehensive loss before reclassifications	53	(54)	(1)
Amounts reclassified from accumulated other comprehensive loss	(19)	—	(19)
Net current-period other comprehensive loss	34	(54)	(20)
Balance at March 31, 2014	$20	$(837)	$(817)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

9.	RESTRUCTURING CHARGES
In the first quarter of 2014, the Company initiated a realignment of its organization and recorded severance and severance-related charges of $5.0 million. The Company anticipates it may incur additional restructuring charges of approximately $7.0 million in severance and severance-related costs and lease and facilities exit costs during the remainder of 2014. Accrued restructuring costs are recorded in other current liabilities presented in the Company's consolidated balance sheets.

	December 31, 2013	Additional Costs	Cash Payments	Adjustments	March 31, 2014
2014 Restructuring Plan:
Severance and severance-related costs	$—	$4,966	$(3,638)	$—	$1,328

10.	OTHER (EXPENSE) INCOME
Other (expense) income consists of the following (in thousands):

	Three Months Ended March 31,
	2013	2014
Interest and other expense:
Interest expense	$6,565	$6,085
Loss on debt modification and extinguishment	10,886	—
Gain on asset disposals	(65)	—
Foreign currency transaction loss (gain)	176	(66)
Other	—	(22)
Total	$17,562	$5,997
Interest and other income:
Interest income	$141	$95
Total	$141	$95
In 2013, the Company refinanced its 2011 credit facilities. Certain investors of the 2011 credit facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the 2011 credit facilities either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, in January 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, related to this refinancing event, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense.

11.	INCOME TAXES
The Company’s effective tax rate decreased to 35.9% for the three months ended March 31, 2014 from 36.8% for the three months ended March 31, 2013 primarily due to reversal of the Company's unrecorded tax benefits upon the completion of an Internal Revenue Service (IRS) audit for the year ended December 31, 2009.
As of December 31, 2013 and March 31, 2014, the Company had unrecognized tax benefits of $6.8 million and $6.0 million, respectively, of which $6.4 million and $5.5 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2013 and 2014, the Company recognized potential interest and penalties of $19,000 and $34,000, respectively. As of December 31, 2013 and March 31, 2014, the Company had established reserves of approximately $286,000

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

and $236,000, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the three months ended March 31, 2014, accrued interest and penalties decreased by $84,000 due to the completion of the Company's IRS audit for the year ended December 31, 2009.
The Company files income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed an examination of the Company's federal income tax return for the year ended December 31, 2009. The audit resulted in no adjustments.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $133,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

12.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated results. Under this structure, the Company has a single operating segment.
Enterprise-Wide Disclosures
Geographic area revenue and service revenue from external clients for the three months ended March 31, 2013 and 2014, and geographic area long-lived assets as of December 31, 2013 and March 31, 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Revenue by geographical areas:
North America	$205,125	$217,160
Europe	6,547	6,800
Other regions	4,744	5,937
Total revenue	$216,416	$229,897

Revenue by service:
Marketing Services	$27,057	$32,854
Security Services	27,131	30,132
Data Services	50,489	48,118
NPAC Services	111,739	118,793
Total revenue	$216,416	$229,897

	December 31, 2013	March 31, 2014
Long-lived assets, net
North America	$399,407	$391,304
Europe	10	12
Other regions	9	4
Total long-lived assets, net	$399,426	$391,320

13.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2013 and March 31, 2014 and for the three months ended March 31, 2013 and 2014 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$214,959	$1,075	$7,275	$—	$223,309
Restricted cash	1,260	595	3	—	1,858
Accounts receivable, net	85,830	63,366	3,625	—	152,821
Unbilled receivables	4,029	5,523	1,238	—	10,790
Notes receivable	1,008	—	—	—	1,008
Prepaid expenses and other current assets	19,349	3,880	685	—	23,914
Deferred costs	5,978	346	—	—	6,324
Income taxes receivable	8,409	—	—	(1,068)	7,341
Deferred tax assets	2,729	6,499	—	(454)	8,774
Intercompany receivable	18,409	—	—	(18,409)	—
Total current assets	361,960	81,284	12,826	(19,931)	436,139
Property and equipment, net	103,898	20,368	19	—	124,285
Goodwill	84,771	534,538	23,729	—	643,038
Intangible assets, net	21,179	253,962	—	—	275,141
Net investments in subsidiaries	782,025	—	—	(782,025)	—
Deferred tax assets, long-term	—	—	152	(152)	—
Other assets, long-term	27,588	1,008	108	—	28,704
Total assets	$1,381,421	$891,160	$36,834	$(802,108)	$1,507,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$2,162	$2,937	$—	$9,620
Accrued expenses	68,820	24,685	952	—	94,457
Income taxes payable	—	83	985	(1,068)	—
Deferred revenue	29,496	23,167	1,341	—	54,004
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	1,894	—	—	—	1,894
Deferred tax liabilities	—	—	454	(454)	—
Other liabilities	2,457	1,112	11	—	3,580
Intercompany payable	—	5,139	13,270	(18,409)	—
Total current liabilities	115,160	56,348	19,950	(19,931)	171,527
Deferred revenue, long-term	8,987	3,074	—	—	12,061
Notes payable, long-term	608,292	—	—	—	608,292
Capital lease obligations, long-term	2,419	—	—	—	2,419
Deferred tax liabilities, long-term	20,218	62,098	—	(152)	82,164
Other liabilities, long-term	35,507	5,763	—	—	41,270
Total liabilities	790,583	127,283	19,950	(20,083)	917,733
Total stockholders’ equity	590,838	763,877	16,884	(782,025)	589,574
Total liabilities and stockholders’ equity	$1,381,421	$891,160	$36,834	$(802,108)	$1,507,307

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$379,466	$343	$6,644	$—	$386,453
Restricted cash	1,260	525	—	—	1,785
Accounts receivable, net	95,421	57,967	3,272	—	156,660
Unbilled receivables	3,482	5,390	434	—	9,306
Notes receivable	406	—	—	—	406
Prepaid expenses and other current assets	17,418	4,491	388	—	22,297
Deferred costs	5,454	430	—	—	5,884
Income taxes receivable	—	73	—	(73)	—
Deferred tax assets	5,836	6,970	—	(166)	12,640
Intercompany receivable	20,093	—	—	(20,093)	—
Total current assets	528,836	76,189	10,738	(20,332)	595,431
Property and equipment, net	105,996	18,041	308	—	124,345
Goodwill	84,771	534,538	31,456	—	650,765
Intangible assets, net	20,366	240,943	5,666	—	266,975
Net investments in subsidiaries	786,184	—	—	(786,184)	—
Deferred tax assets, long-term	—	—	149	(149)	—
Other assets, long-term	27,012	904	58	—	27,974
Total assets	$1,553,165	$870,615	$48,375	$(806,665)	$1,665,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,397	$557	$312	$—	$10,266
Accrued expenses	49,041	12,752	1,582	—	63,375
Income taxes payable	9,952	—	638	(73)	10,517
Deferred revenue	31,148	23,546	1,814	—	56,508
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	1,442	—	—	—	1,442
Deferred tax liability	—	—	166	(166)	—
Other liabilities	2,209	1,524	82	—	3,815
Intercompany payable	—	7,727	12,366	(20,093)	—
Total current liabilities	111,161	46,106	16,960	(20,332)	153,895
Deferred revenue, long-term	9,483	2,790	—	—	12,273
Notes payable, long-term	781,299	—	—	—	781,299
Capital lease obligations, long-term	2,131	—	—	—	2,131
Deferred tax liabilities, long-term	21,148	62,606	—	(149)	83,605
Other liabilities, long-term	38,762	5,587	—	—	44,349
Total liabilities	963,984	117,089	16,960	(20,481)	1,077,552
Total stockholders’ equity	589,181	753,526	31,415	(786,184)	587,938
Total liabilities and stockholders’ equity	$1,553,165	$870,615	$48,375	$(806,665)	$1,665,490

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$152,164	$62,136	$3,069	$(953)	$216,416
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	40,421	9,214	428	(766)	49,297
Sales and marketing	18,031	23,043	1,212	(26)	42,260
Research and development	4,026	3,458	—	—	7,484
General and administrative	19,556	1,946	541	(161)	21,882
Depreciation and amortization	9,882	14,776	7	—	24,665
Restructuring charges	2	—	—	—	2
	91,918	52,437	2,188	(953)	145,590
Income from operations	60,246	9,699	881	—	70,826
Other (expense) income:
Interest and other expense	(17,558)	5	(9)	—	(17,562)
Interest and other income	136	1	4	—	141
Income before income taxes and equity income in consolidated subsidiaries	42,824	9,705	876	—	53,405
Provision for income taxes	14,938	4,538	165	—	19,641
Income before equity income in consolidated subsidiaries	27,886	5,167	711	—	33,764
Equity income in consolidated subsidiaries	5,878	312	—	(6,190)	—
Net income	$33,764	$5,479	$711	$(6,190)	$33,764
Comprehensive income	$33,695	$5,479	$749	$(6,190)	$33,733

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$162,056	$65,542	$3,488	$(1,189)	$229,897
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,745	17,574	427	(1,135)	58,611
Sales and marketing	37,194	11,657	1,152	(12)	49,991
Research and development	6,409	643	7	—	7,059
General and administrative	24,244	1,844	245	(42)	26,291
Depreciation and amortization	11,778	15,612	250	—	27,640
Restructuring charges	3,338	1,489	139	—	4,966
	124,708	48,819	2,220	(1,189)	174,558
Income from operations	37,348	16,723	1,268	—	55,339
Other (expense) income:
Interest and other expense	(6,063)	5	61	—	(5,997)
Interest and other income	91	1	3	—	95
Income before income taxes and equity income in consolidated subsidiaries	31,376	16,729	1,332	—	49,437
Provision for income taxes	10,430	7,214	110	—	17,754
Income before equity income in consolidated subsidiaries	20,946	9,515	1,222	—	31,683
Equity income in consolidated subsidiaries	10,737	775	—	(11,512)	—
Net income	$31,683	$10,290	$1,222	$(11,512)	$31,683
Comprehensive income	$31,652	$10,291	$1,232	$(11,512)	$31,663

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$56,454	$4,287	$(2,041)	$(6,857)	$51,843
Investing activities:
Purchases of property and equipment	(13,072)	(341)	(4)	—	(13,417)
Sales and maturities of investments	2,020	—	—	—	2,020
Net cash used in investing activities	(11,052)	(341)	(4)	—	(11,397)
Financing activities:
Increase in restricted cash	—	—	(6)	—	(6)
Proceeds from notes payable	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Payments under notes payable obligations	(2,031)	—	—	—	(2,031)
Principal repayments on capital lease obligations	(976)	—	—	—	(976)
Proceeds from issuance of stock	6,256	—	—	—	6,256
Excess tax benefits from stock-based compensation	3,094	73	46	—	3,213
Repurchase of restricted stock awards	(6,392)	—	—	—	(6,392)
Repurchase of common stock	(24,445)	—	—	—	(24,445)
Distribution to parent	—	(8,574)	1,717	6,857	—
Net cash (used in) provided by financing activities	(4,160)	(8,501)	1,757	6,857	(4,047)
Effect of foreign exchange rates on cash and cash equivalents	(17)	—	38	—	21
Net increase (decrease) in cash and cash equivalents	41,225	(4,555)	(250)	—	36,420
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$372,074	$817	$3,784	$—	$376,675

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,547	$28,126	$(783)	$(27,999)	$60,891
Investing activities:
Purchases of property and equipment	(11,013)	(266)	(305)	—	(11,584)
Business acquired, net of cash acquired	(13,341)	(226)	—	—	(13,567)
Net cash used in investing activities	(24,354)	(492)	(305)	—	(25,151)
Financing activities:
Decrease of restricted cash	—	70	3	—	73
Proceeds from notes payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(2,031)	—	—	—	(2,031)
Principal repayments on capital lease obligations	(715)	—	—	—	(715)
Proceeds from issuance of stock	3,337	—	—	—	3,337
Excess tax benefits from stock-based compensation	2,306	—	5	—	2,311
Repurchase of restricted stock awards	(8,551)	—	—	—	(8,551)
Repurchase of common stock	(41,948)	—	—	—	(41,948)
(Distribution to) investment by parent	—	(28,437)	438	27,999	—
Net cash provided by (used in) financing activities	127,398	(28,367)	446	27,999	127,476
Effect of foreign exchange rates on cash and cash equivalents	(84)	1	11	—	(72)
Net increase (decrease) in cash and cash equivalents	164,507	(732)	(631)	—	163,144
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$379,466	$343	$6,644	$—	$386,453

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

14.	SUBSEQUENT EVENT
On April 14, 2014, the Company completed its acquisition of .CO Internet S.A.S and certain associated assets. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. Total consideration for this purchase, which is subject to certain customary working capital adjustments, includes cash consideration of $113.7 million, of which $86.7 million was paid to the sellers at closing and $27.0 million was deposited into escrow for the satisfaction of potential indemnification and certain performance obligations. In addition, the Company may be required to make a contingent payment to the sellers of up to $6.0 million prior to or during the first quarter of 2020 in the event that the sellers satisfy certain post-closing performance obligations. The purchase price will be accounted for under the acquisition method of accounting in accordance with Business Combination Topic of the FASB ASC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industry, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions made by our management that we believe to be reasonable but are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and in subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
During the first quarter, we demonstrated that we are delivering on our strategic initiative to become a premier provider of information services and analytics. In particular, our Marketing Services grew 21% this quarter, while the market we serve is estimated to grow double-digits annually.1 Our Security Services grew 11% in the cloud-based security services market which is anticipated to grow at 10%.2 In the first quarter, revenue grew 6% to $229.9 million primarily driven by strong execution in our information services, as well as strong performance in our NPAC Services.
The North American Portability Management, or NAPM, extended the 2010 local number portability administrator selection process from January 20, 2014 to May 6, 2014. The North American Numbering Council, or NANC, held both public and private meetings regarding the selection process. At the public meeting, the NANC announced it had reviewed the NAPM's report and recommendation and that it would submit the report to the Federal Communications Commission, or FCC.  The NANC reaffirmed that all other aspects of the selection process remain subject to a non-disclosure agreement and are therefore confidential. In the quarter, we raised awareness of our concerns regarding the selection process through communications with the FCC and other initiatives which resulted in higher operating expenditures.
On April 15, 2014, we completed our acquisition of .CO Internet S.A.S and certain associated assets for $113.7 million subject to certain customary working capital adjustments. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. We used cash borrowed under our Revolving Credit Facility to complete this acquisition.
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

1. 2012-2015 CAGR. Source: Outsell, Inc. August 2013 and CMO Survey Org. - August 2013
2. 2013-2018 CAGR. Source: Infonetics Research: Cloud and CPE Managed Security Services Annual Market Size and Forecasts: 2014 - March 2014

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

Security Services
We provide a suite of domain name systems, or DNS services, built on a global directory platform. These services play a key role in directing and managing the flow of Internet traffic, resolving Internet queries and providing security protection against cyber attacks. We also provide the management of authoritative domain-name registries.
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

•
Registries. We operate the authoritative registries of Internet domain names for the .biz, .us, .tel, and .travel top-level domains, and provide international registry gateways. We provide back-end support for generic top-level domains, or gTLDs. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination.

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
Our Data Services provide:

•
Carrier provisioning. We provide network services that permit our carrier customers to exchange essential operating information with multiple carriers to provision and manage services for their subscribers. In addition, we offer inventory management services to allow our carrier customers to manage efficiently their assigned telephone numbers and associated resources.

•	Caller-name identification. We offer caller-name and related information to telephony providers, which drives customer satisfaction with authoritative, accurate and current caller-name data.

•	Common short codes. We operate the authoritative common short codes registry on behalf of the U.S. wireless industry.

•
User authentication and rights management. We operate the user authentication and rights management system, which supports the UltraViolet™ digital content locker that consumers use to access their entertainment content.

NPAC Services
NPAC Services includes the dynamic routing of calls and text messages among all competing communications service providers in the United States and related connection services and system enhancements.
Our NPAC Services provide:

•
Numbering. We operate and maintain authoritative databases that help manage the increasing complexity in the telecommunications industry. Our numbering services include number portability administration center services, or NPAC Services, in the United States and number inventory and allocation management. The NPAC is the world’s largest and most complex number portability system with connections to over 4,800 individual customers and is a critical component of the national telecommunications network infrastructure. Our NPAC Services provide a key foundation for subscriber acquisition and for a robust and competitive telecommunications market. These services also support the industry’s needs for real-time network and resource optimization, emergency preparedness and disaster recovery, and efficient telephone number utilization.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The U.S. Securities and Exchange Commission, or SEC, considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our Board of Directors, and the audit committee has reviewed our related disclosures in this report.
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, for certain matters that may bear on our results of operations.

The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the Compensation – Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for stock-based awards granted to employees based on estimated fair values on the date of grant.
See Note 6 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the periods covered in this report.
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets within the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes. If any performance goals specific to the restricted stock unit awards are not met, we do not recognize any compensation cost for such awards, and we reverse any such compensation cost to the extent previously recognized. As of March 31, 2014, the level of achievement of the performance target awards for the 2014 performance year was 100%.

Consolidated Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2014
The following table presents an overview of our results of operations for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$216,416	$229,897	$13,481	6.2%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	49,297	58,611	9,314	18.9%
Sales and marketing	42,260	49,991	7,731	18.3%
Research and development	7,484	7,059	(425)	(5.7)%
General and administrative	21,882	26,291	4,409	20.1%
Depreciation and amortization	24,665	27,640	2,975	12.1%
Restructuring charges	2	4,966	4,964	248,200.0%
	145,590	174,558	28,968	19.9%
Income from operations	70,826	55,339	(15,487)	(21.9)%
Other (expense) income:
Interest and other expense	(17,562)	(5,997)	11,565	(65.9)%
Interest and other income	141	95	(46)	(32.6)%
Income before income taxes	53,405	49,437	(3,968)	(7.4)%
Provision for income taxes	19,641	17,754	(1,887)	(9.6)%
Net income	$33,764	$31,683	$(2,081)	(6.2)%
Net income per share:
Basic	$0.51	$0.52
Diluted	$0.50	$0.50
Weighted average common shares outstanding:
Basic	66,184	61,240
Diluted	67,614	62,753
Revenue
Revenue. Revenue increased $13.5 million driven by strong demand for our Marketing and Security Services and a $7.1 million increase in NPAC Services. Revenue from our Marketing Services increased $5.8 million, driven by increased demand for our services that help our clients make instant and high impact decisions to promote their businesses and increase customer retention. Security Services revenue increased $3.0 million driven by an increase in demand for our DDoS protection services and domain name services. Data Services revenue decreased $2.4 million due to a decrease in revenue from caller identification and media services partially offset by revenue from our carrier provisioning services.
Expense
Cost of revenue. Cost of revenue increased $9.3 million due to an increase of $3.9 million in costs related to our information technology and systems, an increase of $4.1 million in personnel and personnel-related expense, and an increase of $1.5 million in contractor costs incurred to support our business. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs. The increase in personnel and personnel-related expense was due to increases in salary and stock-based compensation expense, which were driven by increased headcount.

Sales and marketing. Sales and marketing expense increased $7.7 million due to an increase of $3.6 million in advertising and marketing costs and an increase of $3.3 million in personnel and personnel-related expense. The increase in advertising and marketing costs was driven by NPAC-related advertising campaigns. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation expense.
Research and development. Research and development expense for the three months ended March 31, 2014 was comparable to the three months ended March 31, 2013.
General and administrative. General and administrative expense increased $4.4 million due to an increase of $5.0 million in professional fees to support our pursuit of the next NPAC contract, and to pursue new business opportunities.
Depreciation and amortization. Depreciation and amortization expense increased $3.0 million due to an increase of $1.7 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $1.2 million related to an increase in capitalized software development costs.
Restructuring expense. Restructuring expense increased $5.0 million attributable to our 2014 restructuring plan initiated in the first quarter of 2014.
Interest and other expense. Interest and other expense decreased $11.6 million due to a $10.9 million loss on debt modification and extinguishment, recorded in the first quarter of 2013 incurred in connection with the refinancing of our 2011 debt facilities. In addition, interest expense for the first quarter of 2014 decreased $0.5 million as a result of this refinancing.
Interest and other income. Interest and other income for the three months ended March 31, 2014 was comparable to the income for the three months ended March 31, 2013.
Provision for income taxes. Our effective tax rate decreased to 35.9% for the three months ended March 31, 2014 from 36.8% for the three months ended March 31, 2013 primarily due to the reversal of unrecorded tax benefits upon the completion of an Internal Revenue Service audit for the year ended December 31, 2009.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, capital expenditures and debt service requirements.
Total cash and cash equivalents were $386.5 million at March 31, 2014, an increase of $163.1 million from $223.3 million at December 31, 2013. This increase in cash and cash equivalents was due to cash proceeds from borrowings under our 2013 Revolving Facility and cash provided by operations.
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
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio, as defined in the 2013 Credit Facilities, on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of March 31, 2014, we had $175.0 million of outstanding borrowings under the 2013 Revolving Facility and available borrowings were $16.8 million after outstanding letters of credit totaling $8.2 million.

Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of the quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.
The loans outstanding under the 2013 Credit Facilities, or Loans, bear interest, at our option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is: (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning on March 31, 2013.
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
As of March 31, 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $7.9 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million for three months ended March 31, 2014 and was reported as interest expense in the consolidated statements of operations.
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

As of March 31, 2014, deferred financing costs related to the Senior Notes were $14.0 million. Total amortization expense of the deferred financing costs was $0.3 million for the three months ended March 31, 2014 and is reported as interest expense in the consolidated statements of operations.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the three months ended March 31, 2014 was $60.9 million, as compared to $51.8 million for the three months ended March 31, 2013. This $9.0 million increase in net cash provided by operating activities was the result of a decrease in net income of $2.1 million, and a decrease in non-cash adjustments of $8.1 million, partially offset by an increase in net changes in operating assets and liabilities of $19.2 million.
Non-cash adjustments decreased $8.1 million driven by a $10.9 million loss on debt modification and extinguishment recorded in the first quarter of 2013 related to our debt refinancing and a decrease of $3.7 million in deferred income taxes. These decreases in non-cash adjustments were partially offset by an increase of $3.0 million in depreciation and amortization expense, and an increase of $2.8 million in stock-based compensation.
Net changes in operating assets and liabilities increased $19.2 million primarily due to an increase of $11.6 million in accounts and unbilled receivables, an increase of $4.2 million in income taxes payable, an increase of $4.0 million in prepaid expenses and other current assets, an increase of $2.9 million in other liabilities, and an increase of $2.5 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by a decrease of $6.0 million in accounts payable and accrued expenses.
Cash flows from investing
Net cash used in investing activities for the three months ended March 31, 2014 was $25.2 million, as compared to $11.4 million for three months ended March 31, 2013. This $13.8 million increase in net cash used in investing activities was due to an increase of $13.6 million in cash used for acquisitions.
Cash flows from financing
Net cash provided by financing activities was $127.5 million for the three months ended March 31, 2014, as compared to net cash used in financing activities of $4.0 million for the three months ended March 31, 2013. This $131.5 million increase in net cash provided by financing activities was due to a net increase in cash of $143.3 million from debt and a decrease of $11.4 million in cash used for debt offering costs. In particular, the net increase in cash of $143.3 million was attributable to borrowings of $175.0 million in the first quarter of 2014 compared to net proceeds of $31.7 million attributable to our debt refinancing completed in the first quarter of 2013. These increases in cash provided by financing activities were partially offset by a $17.5 million increase in cash used for the purchase of our Class A common stock, and an increase of $2.2 million in cash used attributable to employees' use of restricted stock to satisfy the employee's minimum tax withholding obligations.
Off-Balance Sheet Arrangements
None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our exposure to market risk has not changed materially since December 31, 2013.

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
As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 through January 31, 2014	184,308	$45.04	57,748	$197,999,561
February 1 through February 28, 2014	566,454	35.03	542,184	179,004,376
March 1 through March 31, 2014	637,587	34.76	603,912	158,027,440
Total	1,388,349	$36.23	1,203,844	$158,027,440

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 184,505 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

(3)
On January 29, 2014, we announced the adoption of a 2014 share purchase program, which will expire on December 31, 2014. The 2014 program authorizes the purchase of up to $200 million of Class A common shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date:	April 16, 2014	By:	/s/ Paul S. Lalljie
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