Form 10-Q
period 2014-06-30
NEUSTAR INC
filed 2014-07-23
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 56,089,727 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at July 18, 2014.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	June 30, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,309	$245,852
Restricted cash	1,858	2,249
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $2,415, respectively	152,821	152,204
Unbilled receivables	10,790	9,269
Notes receivable	1,008	—
Prepaid expenses and other current assets	23,914	23,078
Deferred costs	6,324	6,807
Income taxes receivable	7,341	—
Deferred tax assets	8,380	11,714
Total current assets	435,745	451,173
Property and equipment, net	124,285	142,718
Goodwill	641,663	685,644
Intangible assets, net	275,141	334,875
Other assets, long-term	28,704	27,710
Total assets	$1,505,538	$1,642,120
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	June 30, 2014
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,620	$11,009
Accrued expenses	94,457	80,288
Income taxes payable	—	8,305
Deferred revenue	54,004	63,129
Notes payable	7,972	7,972
Capital lease obligations	1,894	2,058
Other liabilities	3,580	3,907
Total current liabilities	171,527	176,668
Deferred revenue, long-term	12,061	15,198
Notes payable, long-term	608,292	779,306
Capital lease obligations, long-term	2,419	4,164
Deferred tax liabilities, long-term	80,395	63,593
Other liabilities, long-term	41,270	59,513
Total liabilities	915,964	1,098,442
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and June 30, 2014	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 87,147,586 and 82,760,670 shares issued; and 61,400,908 and 56,911,038 shares outstanding at December 31, 2013 and June 30, 2014, respectively	87	83
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	—	—
Additional paid-in capital	602,796	634,869
Treasury stock, 25,746,678 and 25,849,632 shares at December 31, 2013 and June 30, 2014, respectively, at cost	(893,852)	(899,205)
Accumulated other comprehensive loss	(797)	(865)
Retained earnings	881,340	808,796
Total stockholders’ equity	589,574	543,678
Total liabilities and stockholders’ equity	$1,505,538	$1,642,120
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$220,350	$237,457	$436,766	$467,354
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	50,219	60,844	99,516	119,455
Sales and marketing	41,955	48,637	84,215	98,628
Research and development	7,616	6,932	15,100	13,991
General and administrative	21,124	26,008	43,006	52,299
Depreciation and amortization	24,690	30,086	49,355	57,726
Restructuring charges	—	200	2	5,166
	145,604	172,707	291,194	347,265
Income from operations	74,746	64,750	145,572	120,089
Other (expense) income:
Interest and other expense	(5,793)	(7,270)	(23,355)	(13,267)
Interest and other income	87	163	228	258
Income before income taxes	69,040	57,643	122,445	107,080
Provision for income taxes	25,642	20,796	45,283	38,550
Net income	$43,398	$36,847	$77,162	$68,530
Net income per share:
Basic	$0.66	$0.62	$1.17	$1.14
Diluted	$0.65	$0.61	$1.15	$1.11
Weighted average common shares outstanding:
Basic	65,531	58,973	65,855	60,100
Diluted	66,990	60,388	67,301	61,539
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income	$43,398	$36,847	$77,162	$68,530
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $25, $(29), $68 and $(19), respectively	(40)	46	(105)	99
Reclassification for gains included in net income, net of tax of $0, $0, $0 and $12, respectively	—	—	—	(19)
Net change in unrealized gains on investments, net of tax	(40)	46	(105)	80
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $79, $87, $68 and $163, respectively	(315)	(94)	(281)	(148)
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustment, net of tax	(315)	(94)	(281)	(148)
Other comprehensive loss, net of tax	(355)	(48)	(386)	(68)
Comprehensive income	$43,043	$36,799	$76,776	$68,462
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2014
Operating activities:
Net income	$77,162	$68,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,355	57,726
Stock-based compensation	18,012	27,285
Loss on debt modification and extinguishment	10,886	—
Amortization of deferred financing costs and original issue discount on debt	1,707	1,671
Excess tax benefits from stock option exercises	(4,691)	(2,194)
Deferred income taxes	(5,544)	(20,361)
Provision for doubtful accounts	2,800	3,113
Loss on disposal of assets	—	1,057
Amortization of bond premium	86	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,180)	(1,722)
Unbilled receivables	(1,904)	1,950
Notes receivable	1,457	1,008
Prepaid expenses and other current assets	(3,412)	1,330
Deferred costs	665	1,463
Other assets	(224)	(279)
Other liabilities	66	4,126
Accounts payable and accrued expenses	(12,687)	(25,225)
Income taxes	15,062	17,843
Deferred revenue	(804)	(718)
Net cash provided by operating activities	134,812	136,603
Investing activities:
Purchases of property and equipment	(24,924)	(25,671)
Sales and maturities of investments	2,118	—
Business acquired, net of cash acquired	(8,500)	(120,371)
Net cash used in investing activities	(31,306)	(146,042)
Financing activities:
Decrease in restricted cash	243	72
Proceeds from notes payable	624,244	175,000
Extinguishment of note payable	(592,500)	—
Debt issuance costs	(11,410)	—
Payments under notes payable obligations	(4,062)	(4,062)
Principal repayments on capital lease obligations	(1,492)	(1,544)
Proceeds from issuance of stock	12,677	6,156
Excess tax benefits from stock-based compensation	4,691	2,194
Repurchase of restricted stock awards	(6,650)	(8,740)
Repurchase of common stock	(89,204)	(137,086)
Net cash (used in) provided by financing activities	(63,463)	31,990
Effect of foreign exchange rates on cash and cash equivalents	(145)	(8)
Net increase in cash and cash equivalents	39,898	22,543
Cash and cash equivalents at beginning of period	340,255	223,309
Cash and cash equivalents at end of period	$380,153	$245,852
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K) filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; recoverability of intangible assets, other long-lived assets, contingent consideration and goodwill; and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate (Level 2) (see Note 5). The Company believes the carrying value of its $325 million senior secured term loan facility (2013 Term Facility) and borrowings on its revolving credit facility (2013 Revolving Facility) approximate the fair value of the debt as the terms and interest rates approximate market rates (Level 2) (see Note 6). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 6). The Company determines the fair value of marketable securities and deferred compensation based on quoted market prices (Level 1).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2013		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$223,309	$223,309	$245,852	$245,852
Restricted cash (current assets)	1,858	1,858	2,249	2,249
Notes receivable	1,008	1,008	—	—
Marketable securities (other assets, long-term)	3,567	3,567	3,918	3,918
Deferred compensation (other liabilities, long-term)	3,620	3,620	3,566	3,566
2013 Term Facility (including current portion, net of discount)	316,264	316,264	312,278	312,278
2013 Revolving Facility	—	—	175,000	175,000
Senior Notes (including current portion)	300,000	273,375	300,000	269,280
Restricted Cash
As of December 31, 2013 and June 30, 2014, cash of $1.9 million and $2.2 million, respectively, was restricted as collateral for certain of the Company's outstanding letters of credit and for deposits on leased facilities.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when promised goods or services are transferred to customers, in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The standard will be effective for annual and interim periods beginning after December 15, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the threshold for a discontinued operation. The standard will be applied prospectively and will be effective for disposals that occur within annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.	ACQUISITIONS
The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of the assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s expected use of the asset and the appropriate discount rates from a market participant's perspective. The Company’s estimates are based on historical experience and information obtained from the management of the acquired company, and are determined with assistance from an independent third-party. The Company's significant assumptions and estimates made in connection with the application of the acquisition method of accounting for business combinations include the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates, and estimated replacement costs.
On October 29, 2013, the Company acquired Aggregate Knowledge, Inc., a leading campaign and predictive analytics platform for advertising agencies and brand marketers. The total preliminary purchase price was $117.4 million, consisting of cash consideration of $116.5 million, and non-cash consideration of $0.9 million attributable to replacement equity awards granted to employees of the acquired company. Of the total purchase price, the Company initially recorded $66.8 million of goodwill and $31.0 million of definite-lived intangible assets. During the six months ended June 30, 2014, the Company

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

adjusted its preliminary valuation of its acquired net deferred tax assets based upon new information pertaining to acquisition date fair values of the acquired company's federal research and development tax credits pertaining to pre-acquisition tax periods. As of June 30, 2014, the adjusted goodwill balance related to this acquisition was $65.6 million. The consolidated balance sheet as of December 31, 2013 has been retrospectively adjusted to include the effect of the measurement period adjustments. As of June 30, 2014, the allocation of the purchase price is preliminary pending the finalization of the fair value of acquired deferred tax assets and assumed income and non-income based tax liabilities.
On January 15, 2014, the Company acquired an entity that designs, develops, and maintains software tools and applications that enable North American communications service providers to exchange back-office provisioning information within and between carriers' networks.  Total consideration for this purchase included cash consideration of $14.1 million, of which $12.1 million was paid at closing and $2.0 million was retained by the Company as a reserve fund for satisfaction of potential indemnification claims.  The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included in the Company's consolidated statement of operations since the date of the acquisition.  Of the total purchase price, the Company recorded $5.9 million of definite-lived intangible assets and $7.7 million of goodwill.  The allocation of the purchase price is preliminary pending finalization of the fair value of acquired deferred tax assets and assumed income and non-income based tax liabilities. Goodwill is expected to be deductible for tax purposes.  During the three months ended March 31, 2014, the Company recorded $0.3 million of acquisition costs in general and administrative expense related to this transaction.
On April 14, 2014, the Company acquired .CO Internet S.A.S (.CO Internet) and certain associated assets. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. This acquisition expands the Company's registry services, which includes the .biz and .us top-level domains. Total consideration for this purchase, which is subject to certain customary working capital adjustments, includes cash consideration of $113.7 million, of which $86.7 million was paid at closing and $27.0 million was deposited into escrow for the satisfaction of potential indemnification claims and certain performance obligations. In addition, the Company may be required to make a contingent payment of up to $6.0 million prior to or during the first quarter of 2020 in the event that the sellers satisfy certain post-closing performance obligations (see Note 5). The transaction was accounted for under the acquisition method of accounting in accordance with Business Combination Topic of the FASB ASC. Of the total purchase price of $114.8 million, the Company recorded $85.1 million of definite-lived intangible assets and $36.3 million of goodwill. The allocation of the purchase price is preliminary pending the finalization of the working capital amounts, and the fair value of acquired deferred tax assets and assumed income and non-income based tax liabilities. Goodwill is expected to be deductible for tax purposes.  During the three and six months ended June 30, 2014, the Company recorded $0.8 million and $2.1 million, respectively, of acquisition costs in general and administrative expense related to this transaction.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill as of December 31, 2013 and June 30, 2014 is as follows (in thousands):

	December 31, 2013(1)	Adjustments	Acquisitions	June 30, 2014
Gross goodwill	$736,414	$(1,149)	$43,981	$779,246
Accumulated impairments	(93,602)	—	—	(93,602)
Net goodwill	$642,812	$(1,149)	$43,981	$685,644
(1) Balance as originally reported at December 31, 2013, prior to the reflection of measurement period adjustments.
During the six months ended June 30, 2014, the Company adjusted its preliminary valuation of acquired deferred tax assets and assumed income and non-income based tax liabilities related to its acquisition of Aggregate Knowledge, Inc. (see Note 3).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2013	June 30, 2014	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$323,539	$409,638	8.3
Accumulated amortization	(106,254)	(127,990)
Customer lists and relationships, net	217,285	281,648

Acquired technology	87,059	91,959	4.9
Accumulated amortization	(31,649)	(39,927)
Acquired technology, net	55,410	52,032

Trade name	8,030	8,030	3.0
Accumulated amortization	(5,662)	(6,896)
Trade name, net	2,368	1,134

Non-compete agreement	100	100	3.0
Accumulated amortization	(22)	(39)
Non-compete agreement, net	78	61
Intangible assets, net	$275,141	$334,875
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $12.4 million and $16.0 million for the three months ended June 30, 2013 and 2014, respectively, and $24.7 million and $30.1 million for the six months ended June 30, 2013 and 2014, respectively. Amortization expense related to intangible assets for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is expected to be approximately $62.3 million, $62.8 million, $61.0 million, $52.4 million, $49.7 million and $76.8 million, respectively. Intangible assets as of June 30, 2014 will be fully amortized during the year ended December 31, 2024.

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

The following table sets forth, as of December 31, 2013 and June 30, 2014, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,567	$—	$—	$3,567

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,918	$—	$—	$3,918
Contingent consideration	—	—	3,250	3,250

(1)
The NeuStar, Inc. Deferred Compensation Plan (the Plan) provides directors and certain employees with the ability to defer a portion of their compensation. The assets of the Plan are invested in marketable securities held in a Rabbi Trust and reported at market value in other assets.

On April 14, 2014, the Company acquired .CO Internet and certain associated assets (see Note 3). The Company may be required to make a contingent payment to the sellers of up to $6.0 million prior to or during the first quarter of 2020 in the event that the sellers satisfy a certain post-closing performance obligation. The Company has classified this contingent consideration within Level 3 of the fair value hierarchy and is required to remeasure the fair value on a recurring basis at each reporting date. The Company determines the fair value of this contingent consideration based on a probability-weighted discounted cash flow approach. The Company's probability estimate is based on historical experience and information obtained from the management of .CO Internet. Significant judgment is employed in determining the appropriateness of the assumptions used in the determination of fair value.
As of June 30, 2014, key assumptions used in estimating the fair value of the contingent consideration included a probability assessment of 90% that the post-closing performance obligation will be achieved and a discount rate of 6.9%. An increase in the probability of achievement could result in an increase in the estimated fair value of the contingent consideration. The initial fair value of the contingent consideration was included in the preliminary purchase price. Changes in the fair value of the contingent consideration will be included within the Company's consolidated statements of operations.
The following table reflects the activity for the contingent consideration measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Balance, beginning of period	$—	$—	$—	$—
Addition of contingent consideration	—	3,250	—	3,250
Balance, end of period	$—	$3,250	$—	$3,250

6.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2013	June 30, 2014
2013 Term Facility (net of discount)	$316,264	$312,278
2013 Revolving Facility	—	175,000
Senior Notes	300,000	300,000
Total	616,264	787,278
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$608,292	$779,306

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

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
As of June 30, 2014, available borrowings under the 2013 Revolving Facility were $17.1 million after borrowings of $175.0 million and outstanding letters of credit totaling $7.9 million.
As of June 30, 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $7.3 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $0.5 million for the three months ended June 30, 2013 and 2014, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2013 and 2014, respectively, and was reported as interest expense in the consolidated statements of operations.
As of June 30, 2014, deferred financing costs related to the Senior Notes were $13.6 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.3 million for the three months ended June 30, 2013 and 2014, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2013 and 2014, respectively, and is reported as interest expense in the consolidated statements of operations.

7.	STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 11,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of June 30, 2014, a total of 4,500,338 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. As of June 30, 2014, a total of 458,764 shares were available to be issued under the ESPP.
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
For grants under the Company's Plans, stock-based compensation expense recognized for the three months ended June 30, 2013 and 2014 was $9.1 million and $15.6 million, respectively, and $18.0 million and $27.3 million for the six months ended June 30, 2013 and 2014, respectively. As of June 30, 2014, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $59.6 million, which the Company expects to recognize over a weighted average period of

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

approximately 1.25 years. Total unrecognized compensation expense as of June 30, 2014 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Company did not grant any options during the six months ended June 30, 2013 and 2014. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	2,037,118	$24.70
Granted	—	—
Exercised	(167,579)	23.35
Forfeited	(111,639)	28.49
Outstanding at June 30, 2014	1,757,900	$24.59	$2.5	2.89
Exercisable at June 30, 2014	1,423,395	$24.15	$2.7	2.67
The aggregate intrinsic value of options exercised for the six months ended June 30, 2014 was $1.9 million.
Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	154,772	$22.82
Granted	—	—
Vested	(88,102)	25.41
Forfeited	(9,542)	26.55
Outstanding at June 30, 2014	57,128	$18.21	$1.5
The total aggregate intrinsic value of restricted stock vested during the six months ended June 30, 2014 was $3.0 million. During the six months ended June 30, 2014, the Company repurchased 33,615 shares of common stock for an aggregate purchase price of approximately $1.2 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
2012 Long-Term Incentive Program
During the three months ended March 31, 2014, the Company established the performance goals for the period beginning on January 1, 2014 and ending on December 31, 2014. The establishment of the 2014 performance goals resulted in the grant of 476,080 PVRSUs with an aggregate fair value of $16.7 million.
For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

on January 1, 2012 and ended December 31, 2012 and the last of which began on January 1, 2014 and ends on December 31, 2014.  Each non-executive is eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012, 2013 and 2014 performance periods were based on: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized over the requisite service period based on the number of PVRSUs expected to vest. As of June 30, 2014, the level of achievement of the performance target awards for the 2012, 2013 and 2014 performance years was 129.5%, 111.2% and 100%, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2013	1,440,467	$39.04
Incremental achieved (1)	65,476	38.35
Granted	839,233	34.19
Vested	(264,149)	31.75
Forfeited	(181,150)	38.82
Non-vested June 30, 2014	1,899,877	$37.90	$49.4

(1)
Incremental achieved represents the additional awards in excess of the target grant resulting from the achievement of performance goals at levels above the performance targets established at the grant date.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

The total aggregate intrinsic value of PVRSUs vested during the six months ended June 30, 2014 was approximately $12.2 million. The Company repurchased 99,829 shares of common stock for an aggregate purchase price of $4.6 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	1,378,162	$40.23
Granted	43,001	28.80
Vested	(138,709)	37.65
Forfeited	(94,438)	45.52
Outstanding at June 30, 2014	1,188,016	$39.70	$30.9
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
The total aggregate intrinsic value of restricted stock units vested during the six months ended June 30, 2014 was approximately $6.8 million. The Company repurchased 55,174 shares of common stock for an aggregate purchase price of $2.7 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Three and Six Months Ended June 30, 2014
Dividend yield	—%
Expected volatility	32.26%
Risk-free interest rate	0.07%
Expected life of employee stock purchase plan options (in months)	6
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

Expected life of ESPP options - The expected life of ESPP options was based on the six-month purchase period.
Share Repurchase Program
On January 29, 2014, the Company announced that its Board of Directors authorized a $200 million share repurchase program. The program commenced on January 30, 2014 and will expire on December 31, 2014. Share repurchases under the program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares are retired. During the three and six months ended June 30, 2014, the Company repurchased 3.7 million and 4.9 million shares, respectively, of its Class A common stock at an average price of $26.48 and $28.51 per share, respectively, for a total purchase price of $99.1 million and $141.1 million, respectively.

8.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Computation of basic net income per common share:
Net income	$43,398	$36,847	$77,162	$68,530
Weighted average common shares and participating securities outstanding – basic	65,531	58,973	65,855	60,100
Basic net income per common share	$0.66	$0.62	$1.17	$1.14
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	65,531	58,973	65,855	60,100
Effect of dilutive securities:
Stock-based awards	1,459	1,415	1,446	1,439
Weighted average common shares outstanding – diluted	66,990	60,388	67,301	61,539
Diluted net income per common share	$0.65	$0.61	$1.15	$1.11
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and shares issuable under the ESPP, to the extent the impact is dilutive. Stock-based awards to purchase an aggregate of 52,071 and 1,090,367 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended June 30, 2013 and 2014, respectively, due to their anti-dilutive effects. Stock-based awards to purchase an aggregate of 49,220 and 934,787 shares were excluded from the calculation of the denominator for diluted net income per common share for the six months ended June 30, 2013 and 2014, respectively, due to their anti-dilutive effects.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides a reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component (in thousands):

	Unrealized Gains and Losses on Investments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2013	$(14)	$(783)	$(797)
Other comprehensive loss before reclassifications	99	(148)	(49)
Amounts reclassified from accumulated other comprehensive loss	(19)	—	(19)
Net current-period other comprehensive loss	80	(148)	(68)
Balance at June 30, 2014	$66	$(931)	$(865)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

10.	RESTRUCTURING CHARGES
In the first quarter of 2014, the Company initiated a realignment of its organization. In connection with the realignment, the Company recorded restructuring charges of $0.2 million and $5.2 million for the three and six months ended June 30, 2014, respectively. The Company anticipates it may incur additional restructuring charges of approximately $6.8 million in severance and severance-related costs and lease and facilities exit costs during the remainder of 2014. Accrued restructuring costs are recorded in other current liabilities presented in the Company's consolidated balance sheets.

	December 31, 2013	Additional Costs	Cash Payments	Adjustments	June 30, 2014
2014 Restructuring Plan:
Severance and severance-related costs	$—	$4,966	$(4,384)	$(2)	$580
Lease and facilities exit costs	—	202	—	—	202
Total	$—	$5,168	$(4,384)	$(2)	$782

11.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Interest and other expense:
Interest expense	$5,772	$6,175	$12,337	$12,260
Loss on debt modification and extinguishment	—	—	10,886	—
Loss (gain) on asset disposals	20	1,057	(45)	1,057
Foreign currency transaction (gain) loss	(43)	18	133	(48)
Other	44	20	44	(2)
Total interest and other expense	$5,793	$7,270	$23,355	$13,267
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

12.	INCOME TAXES
The Company’s effective tax rate decreased to 36.0% for the six months ended June 30, 2014 from 37.0% for the six months ended June 30, 2013 primarily due to the reversal of the Company's unrecorded tax benefits upon the completion of an Internal Revenue Service (IRS) audit for the year ended December 31, 2009 and a domestic production activities deduction during the six months ended June 30, 2014 offset by the benefit of the federal research tax credit for the six months ended June 30, 2013.
As of December 31, 2013 and June 30, 2014, the Company had unrecognized tax benefits of $6.8 million and $6.5 million, respectively, of which $6.4 million and $6.0 million, respectively, would affect the Company’s effective tax rate if recognized.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2013 and 2014, the Company recognized potential interest and penalties of $23,000 and $21,000, respectively. During the six months ended June 30, 2013 and 2014, the Company recognized potential interest and penalties of $42,000 and $55,000, respectively. As of December 31, 2013 and June 30, 2014, the Company had established reserves of approximately $0.3 million and $0.2 million, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the six months ended June 30, 2014, accrued interest and penalties decreased by $0.1 million primarily due to the completion of the Company's IRS audit for the year ended December 31, 2009.
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
The Company anticipates that total unrecognized tax benefits will decrease by approximately $39,000 over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

13.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated results. Under this structure, the Company has a single operating segment.
Enterprise-Wide Disclosures
Geographic area revenue and service revenue from external clients for the three and six months ended June 30, 2013 and 2014, and geographic area long-lived assets as of December 31, 2013 and June 30, 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue by geographical areas:
North America	$208,788	$224,851	$413,913	$442,011
Europe	6,606	7,204	13,153	14,004
Other regions	4,956	5,402	9,700	11,339
Total revenue	$220,350	$237,457	$436,766	$467,354

Revenue by service:
Marketing Services	$29,491	$34,972	$56,548	$67,826
Security Services	26,917	34,412	54,048	64,544
Data Services	52,399	49,384	102,888	97,502
NPAC Services	111,543	118,689	223,282	237,482
Total revenue	$220,350	$237,457	$436,766	$467,354

	December 31, 2013	June 30, 2014
Long-lived assets, net
North America	$399,407	$394,355
South America	—	83,224
Europe	10	10
Other regions	9	4
Total long-lived assets, net	$399,426	$477,593

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

14.	CONTINGENCIES
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System (the Plaintiff), individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia (Alexandria Division) against the Company and certain of the Company’s senior executive officers. The complaint asserts claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased the Company's securities between April 19, 2013 and June 6, 2014, inclusive.  The Plaintiff seeks unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief.  The Company believes the allegations are without merit and intends to defend against this action vigorously.  At this stage, the Company is unable to quantify the impact of these claims on its future consolidated financial position or results of operations.

15.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2013 and June 30, 2014 and for the three and six months ended June 30, 2013 and 2014 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$214,959	$1,075	$7,275	$—	$223,309
Restricted cash	1,260	595	3	—	1,858
Accounts receivable, net	85,830	63,366	3,625	—	152,821
Unbilled receivables	4,029	5,523	1,238	—	10,790
Notes receivable	1,008	—	—	—	1,008
Prepaid expenses and other current assets	19,349	3,880	685	—	23,914
Deferred costs	5,978	346	—	—	6,324
Income taxes receivable	8,409	—	—	(1,068)	7,341
Deferred tax assets	2,729	6,105	—	(454)	8,380
Intercompany receivable	18,409	—	—	(18,409)	—
Total current assets	361,960	80,890	12,826	(19,931)	435,745
Property and equipment, net	103,898	20,368	19	—	124,285
Goodwill	84,771	533,163	23,729	—	641,663
Intangible assets, net	21,179	253,962	—	—	275,141
Net investments in subsidiaries	782,025	—	—	(782,025)	—
Deferred tax assets, long-term	—	—	152	(152)	—
Other assets, long-term	27,588	1,008	108	—	28,704
Total assets	$1,381,421	$889,391	$36,834	$(802,108)	$1,505,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$2,162	$2,937	$—	$9,620
Accrued expenses	68,820	24,685	952	—	94,457
Income taxes payable	—	83	985	(1,068)	—
Deferred revenue	29,496	23,167	1,341	—	54,004
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	1,894	—	—	—	1,894
Deferred tax liabilities	—	—	454	(454)	—
Other liabilities	2,457	1,112	11	—	3,580
Intercompany payable	—	5,139	13,270	(18,409)	—
Total current liabilities	115,160	56,348	19,950	(19,931)	171,527
Deferred revenue, long-term	8,987	3,074	—	—	12,061
Notes payable, long-term	608,292	—	—	—	608,292
Capital lease obligations, long-term	2,419	—	—	—	2,419
Deferred tax liabilities, long-term	20,218	60,329	—	(152)	80,395
Other liabilities, long-term	35,507	5,763	—	—	41,270
Total liabilities	790,583	125,514	19,950	(20,083)	915,964
Total stockholders’ equity	590,838	763,877	16,884	(782,025)	589,574
Total liabilities and stockholders’ equity	$1,381,421	$889,391	$36,834	$(802,108)	$1,505,538

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$226,777	$296	$18,779	$—	$245,852
Restricted cash	1,260	525	464	—	2,249
Accounts receivable, net	96,348	52,438	3,418	—	152,204
Unbilled receivables	3,394	5,662	213	—	9,269
Prepaid expenses and other current assets	18,509	4,031	747	(209)	23,078
Deferred costs	5,067	484	1,256	—	6,807
Deferred tax assets	4,471	6,882	361	—	11,714
Intercompany receivable	20,798	—	—	(20,798)	—
Total current assets	376,624	70,318	25,238	(21,007)	451,173
Property and equipment, net	127,402	14,985	331	—	142,718
Goodwill	95,061	533,163	57,420	—	685,644
Intangible assets, net	18,379	227,924	88,572	—	334,875
Net investments in subsidiaries	885,960	—	—	(885,960)	—
Deferred tax assets, long-term	—	—	183	(183)	—
Other assets, long-term	26,850	835	25	—	27,710
Total assets	$1,530,276	$847,225	$171,769	$(907,150)	$1,642,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,084	$2,334	$591	$—	$11,009
Accrued expenses	62,613	14,622	3,053	—	80,288
Income taxes payable	7,140	—	1,374	(209)	8,305
Deferred revenue	28,478	20,115	14,536	—	63,129
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	2,058	—	—	—	2,058
Other liabilities	2,432	1,405	70	—	3,907
Intercompany payable	—	8,732	12,066	(20,798)	—
Total current liabilities	118,777	47,208	31,690	(21,007)	176,668
Deferred revenue, long-term	8,894	2,453	3,851	—	15,198
Notes payable, long-term	779,306	—	—	—	779,306
Capital lease obligations, long-term	4,164	—	—	—	4,164
Deferred tax liabilities, long-term	9,791	53,985	—	(183)	63,593
Other liabilities, long-term	54,142	5,371	—	—	59,513
Total liabilities	975,074	109,017	35,541	(21,190)	1,098,442
Total stockholders’ equity	555,202	738,208	136,228	(885,960)	543,678
Total liabilities and stockholders’ equity	$1,530,276	$847,225	$171,769	$(907,150)	$1,642,120

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$153,460	$64,422	$3,342	$(874)	$220,350
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	40,343	10,372	434	(930)	50,219
Sales and marketing	16,855	24,061	1,025	14	41,955
Research and development	4,394	3,221	1	—	7,616
General and administrative	18,944	1,997	141	42	21,124
Depreciation and amortization	10,158	14,527	5	—	24,690
	90,694	54,178	1,606	(874)	145,604
Income from operations	62,766	10,244	1,736	—	74,746
Other (expense) income:
Interest and other expense	(5,787)	10	(16)	—	(5,793)
Interest and other income	83	—	4	—	87
Income before income taxes and equity income in consolidated subsidiaries	57,062	10,254	1,724	—	69,040
Provision for income taxes	21,221	3,988	433	—	25,642
Income before equity income in consolidated subsidiaries	35,841	6,266	1,291	—	43,398
Equity income in consolidated subsidiaries	7,557	742	—	(8,299)	—
Net income	$43,398	$7,008	$1,291	$(8,299)	$43,398
Comprehensive income	$43,289	$7,008	$1,045	$(8,299)	$43,043

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$163,374	$68,878	$6,155	$(950)	$237,457
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,238	18,574	1,908	(876)	60,844
Sales and marketing	35,040	11,767	1,845	(15)	48,637
Research and development	6,591	324	17	—	6,932
General and administrative	23,980	2,244	(157)	(59)	26,008
Depreciation and amortization	12,152	15,720	2,214	—	30,086
Restructuring charges (recoveries)	—	202	(2)	—	200
	119,001	48,831	5,825	(950)	172,707
Income from operations	44,373	20,047	330	—	64,750
Other (expense) income:
Interest and other expense	(7,335)	—	65	—	(7,270)
Interest and other income	159	—	4	—	163
Income before income taxes and equity income (loss) in consolidated subsidiaries	37,197	20,047	399	—	57,643
Provision for income taxes	10,959	8,842	995	—	20,796
Income before equity income (loss) in consolidated subsidiaries	26,238	11,205	(596)	—	36,847
Equity income (loss) in consolidated subsidiaries	10,609	(1,111)	—	(9,498)	—
Net income	$36,847	$10,094	$(596)	$(9,498)	$36,847
Comprehensive income (loss)	$36,790	$10,090	$(584)	$(9,497)	$36,799

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$305,624	$126,558	$6,411	$(1,827)	$436,766
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	80,764	19,586	862	(1,696)	99,516
Sales and marketing	34,886	47,104	2,237	(12)	84,215
Research and development	8,420	6,679	1	—	15,100
General and administrative	38,500	3,943	682	(119)	43,006
Depreciation and amortization	20,040	29,303	12	—	49,355
Restructuring charges	2	—	—	—	2
	182,612	106,615	3,794	(1,827)	291,194
Income from operations	123,012	19,943	2,617	—	145,572
Other (expense) income:
Interest and other expense	(23,345)	15	(25)	—	(23,355)
Interest and other income	219	1	8	—	228
Income before income taxes and equity income in consolidated subsidiaries	99,886	19,959	2,600	—	122,445
Provision for income taxes	36,159	8,526	598	—	45,283
Income before equity income in consolidated subsidiaries	63,727	11,433	2,002	—	77,162
Equity income in consolidated subsidiaries	13,435	1,054	—	(14,489)	—
Net income	$77,162	$12,487	$2,002	$(14,489)	$77,162
Comprehensive income	$76,984	$12,487	$1,794	$(14,489)	$76,776

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$325,430	$134,420	$9,643	$(2,139)	$467,354
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	82,983	36,148	2,335	(2,011)	119,455
Sales and marketing	72,234	23,424	2,997	(27)	98,628
Research and development	13,000	967	24	—	13,991
General and administrative	48,224	4,088	88	(101)	52,299
Depreciation and amortization	23,930	31,332	2,464	—	57,726
Restructuring charges	3,338	1,691	137	—	5,166
	243,709	97,650	8,045	(2,139)	347,265
Income from operations	81,721	36,770	1,598	—	120,089
Other (expense) income:
Interest and other expense	(13,398)	5	126	—	(13,267)
Interest and other income	250	1	7	—	258
Income before income taxes and equity income (loss) in consolidated subsidiaries	68,573	36,776	1,731	—	107,080
Provision for income taxes	21,389	16,056	1,105	—	38,550
Income before equity income (loss) in consolidated subsidiaries	47,184	20,720	626	—	68,530
Equity income (loss) in consolidated subsidiaries	21,346	(336)	—	(21,010)	—
Net income	$68,530	$20,384	$626	$(21,010)	$68,530
Comprehensive income	$68,442	$20,381	$648	$(21,009)	$68,462

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$138,005	$51,039	$9,053	$(63,285)	$134,812
Investing activities:
Purchases of property and equipment	(23,413)	(1,507)	(4)	—	(24,924)
Sales and maturities of investments	2,118	—	—	—	2,118
Business acquired	(8,500)	—	—	—	(8,500)
Net cash used in investing activities	(29,795)	(1,507)	(4)	—	(31,306)
Financing activities:
Decrease (increase) in restricted cash	2	248	(7)	—	243
Proceeds from notes payable, net of discount	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Payments under notes payable obligations	(4,062)	—	—	—	(4,062)
Principal repayments on capital lease obligations	(1,492)	—	—	—	(1,492)
Proceeds from issuance of stock	12,677	—	—	—	12,677
Excess tax benefits from stock-based compensation	4,666	—	25	—	4,691
Repurchase of restricted stock awards	(6,650)	—	—	—	(6,650)
Repurchase of common stock	(89,204)	—	—	—	(89,204)
Distribution to parent	—	(54,889)	(8,396)	63,285	—
Net cash used in financing activities	(63,729)	(54,641)	(8,378)	63,285	(63,463)
Effect of foreign exchange rates on cash and cash equivalents	65	(2)	(208)	—	(145)
Net increase (decrease) in cash and cash equivalents	44,546	(5,111)	463	—	39,898
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$375,395	$261	$4,497	$—	$380,153

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$124,430	$72,284	$10,914	$(71,025)	$136,603
Investing activities:
Purchases of property and equipment	(24,352)	(801)	(518)	—	(25,671)
Business acquired, net of cash acquired	(120,145)	(226)	—	—	(120,371)
Net cash used in investing activities	(144,497)	(1,027)	(518)	—	(146,042)
Financing activities:
(Increase) decrease of restricted cash	(1)	70	3	—	72
Proceeds from notes payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(4,062)	—	—	—	(4,062)
Principal repayments on capital lease obligations	(1,544)	—	—	—	(1,544)
Proceeds from issuance of stock	6,156	—	—	—	6,156
Excess tax benefits from stock-based compensation	2,189	—	5	—	2,194
Repurchase of restricted stock awards	(8,740)	—	—	—	(8,740)
Repurchase of common stock	(137,086)	—	—	—	(137,086)
(Distribution to) investment by parent	—	(72,104)	1,079	71,025	—
Net cash provided by (used in) financing activities	31,912	(72,034)	1,087	71,025	31,990
Effect of foreign exchange rates on cash and cash equivalents	(27)	(2)	21	—	(8)
Net increase in cash and cash equivalents	11,818	(779)	11,504	—	22,543
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$226,777	$296	$18,779	$—	$245,852

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
During the second quarter, revenue increased 8% to $237.5 million. Revenue from information services and analytics, which represents 50% of total revenue, increased 9% and NPAC Services revenue increased 6% compared to the prior year. In particular, Marketing Services increased 19% and Security Services increased 28%. Of this increase in Security Services, our recent acquisition of .CO contributed 12%.
On April 14, 2014, we completed our acquisition of .CO Internet S.A.S for cash consideration of $113.7 million, subject to certain customary working capital adjustments. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. This acquisition expands our registry services, which includes the .biz and .us top-level domains.
On June 9, 2014, the Wireline Competition Bureau of the Federal Communications Commission, or FCC, issued a public notice seeking comment on the North American Numbering Council's, or NANC, recommendation to select Telcordia Technologies, Inc. as the sole vendor to serve as the next Local Number Portability Administrator, or LNPA.  The FCC established a deadline of July 25, 2014 for comments on the NANC recommendation and August 8, 2014 for reply comments. The authority to select the vendor to serve as the next LNPA rests with the FCC. We continue to compete vigorously in the selection process and maintain the positions that we have set forth in our filings with the FCC to date.
On June 17, 2014, Moody's downgraded our corporate credit rating due to an increase in perceived NPAC-related business risk. Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt, or affect the interest rates charged on any of our debt, our debt covenant requirements, or cause any other operating issue.
Further, we continued to execute our capital allocation strategy through share repurchases.  During the quarter, we purchased approximately 3.7 million shares of our common stock at an average price of $26.48 per share for a total of $99.1 million.  As a result of these repurchases, we have approximately $58.8 million remaining capacity under our $200 million share repurchase plan as of June 30, 2014.
Our Services
Our primary services are as follows:
Marketing Services
Our Marketing Services provide clients the ability to plan and execute marketing strategies and measure the effectiveness of advertising campaigns across multiple channels with advanced marketing analytics, custom segmentation and media optimization. Using our workflow solutions, marketers are able to tailor their media spending plans, efficiently reach target audiences, and measure campaign performance across an array of channels and devices. In particular, our services help our clients identify and target their highest value potential customers and reach them through online and offline channels. These workflow solutions enable clients dealing with large volumes of continuous customer interactions and data to make informed and high-impact decisions designed to promote their businesses and increase customer retention. Our privacy-by-design marketing suite of services enhances our clients’ ability to achieve greater campaign success and increase their return on investment.
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

•
Registries. We operate the authoritative registries of Internet domain names for the .biz, .us, .co, .tel, and .travel top-level domains, and provide international registry gateways. We provide back-end support for generic top-level domains, or gTLDs. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination.

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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, for certain matters that may bear on our results of operations.
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
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets within the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes. If any performance goals specific to the restricted stock unit awards are not met, we do not recognize any compensation cost for such awards, and we reverse any such compensation cost to the extent previously recognized. As of June 30, 2014, the level of achievement of the performance target awards for the 2014 performance year was 100%.

Consolidated Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014
The following table presents an overview of our results of operations for the three months ended June 30, 2013 and 2014:

	Three Months Ended June 30,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$220,350	$237,457	$17,107	7.8%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	50,219	60,844	10,625	21.2%
Sales and marketing	41,955	48,637	6,682	15.9%
Research and development	7,616	6,932	(684)	(9.0)%
General and administrative	21,124	26,008	4,884	23.1%
Depreciation and amortization	24,690	30,086	5,396	21.9%
Restructuring charges	—	200	200	100.0%
	145,604	172,707	27,103	18.6%
Income from operations	74,746	64,750	(9,996)	(13.4)%
Other (expense) income:
Interest and other expense	(5,793)	(7,270)	(1,477)	25.5%
Interest and other income	87	163	76	87.4%
Income before income taxes	69,040	57,643	(11,397)	(16.5)%
Provision for income taxes	25,642	20,796	(4,846)	(18.9)%
Net income	$43,398	$36,847	$(6,551)	(15.1)%
Net income per share:
Basic	$0.66	$0.62
Diluted	$0.65	$0.61
Weighted average common shares outstanding:
Basic	65,531	58,973
Diluted	66,990	60,388
Revenue
Revenue. Revenue increased $17.1 million driven by strong demand for our Marketing and Security Services and a $7.1 million increase in NPAC Services. Revenue from our Marketing Services increased $5.5 million, driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses and increase customer retention. Security Services revenue increased $7.5 million driven by domain name registries and an increase in demand for our DDoS protection services. Data Services revenue decreased $3.0 million due to a decrease in revenue from caller identification services and common short codes, partially offset by an increase in revenue from our carrier provisioning services.
Expense
Cost of revenue. Cost of revenue increased $10.6 million due to an increase of $7.0 million in costs related to our information technology and systems and an increase of $4.1 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs. The increase in personnel and personnel-related expense was due to increases in salary and stock-based compensation expense, which were driven by increased headcount.
Sales and marketing. Sales and marketing expense increased $6.7 million due to an increase of $2.9 million in personnel and personnel-related expense, an increase of $2.2 million in advertising and marketing costs and an increase of $1.6 million in maintenance and general facilities costs. The increase in advertising and marketing costs was driven by advertising campaigns to drive brand awareness and NPAC-related campaigns. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation expense.
Research and development. Research and development expense for the three months ended June 30, 2014 was comparable to the three months ended June 30, 2013.
General and administrative. General and administrative expense increased $4.9 million due to an increase of $2.6 million in personnel and personnel-related expense and $2.0 million in professional fees. The increase in personnel and personnel-related expense was due to an increase in stock-based compensation expense. The increase in professional fees was driven by costs to support our pursuit of the next NPAC contract, and to pursue new business opportunities.
Depreciation and amortization. Depreciation and amortization expense increased $5.4 million due to an increase of $3.6 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $1.8 million related to an increase in capitalized software development costs.
Restructuring expense. Restructuring expense increased $0.2 million attributable to our 2014 restructuring plan initiated in the first quarter of 2014.
Interest and other expense. Interest and other expense increased $1.5 million due to a $1.0 million increase in losses recorded in connection with asset disposals.
Interest and other income. Interest and other income for the three months ended June 30, 2014 was comparable to the income for the three months ended June 30, 2013.
Provision for income taxes. Our effective tax rate decreased to 36.1% for the three months ended June 30, 2014 from 37.1% for the three months ended June 30, 2013 primarily due to the domestic production activities deduction.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014
The following table presents an overview of our results of operations for the six months ended June 30, 2013 and 2014:

	Six Months Ended June 30,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$436,766	$467,354	$30,588	7.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	99,516	119,455	19,939	20.0%
Sales and marketing	84,215	98,628	14,413	17.1%
Research and development	15,100	13,991	(1,109)	(7.3)%
General and administrative	43,006	52,299	9,293	21.6%
Depreciation and amortization	49,355	57,726	8,371	17.0%
Restructuring charges	2	5,166	5,164	258,200.0%
	291,194	347,265	56,071	19.3%
Income from operations	145,572	120,089	(25,483)	(17.5)%
Other (expense) income:
Interest and other expense	(23,355)	(13,267)	10,088	(43.2)%
Interest and other income	228	258	30	13.2%
Income before income taxes	122,445	107,080	(15,365)	(12.5)%
Provision for income taxes	45,283	38,550	(6,733)	(14.9)%
Net income	$77,162	$68,530	$(8,632)	(11.2)%
Net income per share:
Basic	$1.17	$1.14
Diluted	$1.15	$1.11
Weighted average common shares outstanding:
Basic	65,855	60,100
Diluted	67,301	61,539
Revenue
Revenue. Revenue increased $30.6 million driven by strong demand for our Marketing and Security Services and a $14.2 million increase in NPAC Services. Revenue from our Marketing Services increased $11.3 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses and increase customer retention. Security Services revenue increased $10.5 million driven by domain name registries and an increase in demand for our DDoS protection services. Data Services revenue decreased $5.4 million due to a decrease in revenue from caller identification services, common short codes and media services partially offset by an increase in revenue from our carrier provisioning services.
Expense
Cost of revenue. Cost of revenue increased $19.9 million due to an increase of $11.3 million in costs related to our information technology and systems, an increase of $8.2 million in personnel and personnel-related expense, and an increase of $1.4 million in contractor costs incurred to support our business. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs. The increase in personnel and personnel-related expense was due to increases in salary and stock-based compensation expense, which were driven by increased headcount.
Sales and marketing. Sales and marketing expense increased $14.4 million due to an increase of $6.2 million in personnel and personnel-related expense, an increase of $5.8 million in advertising and marketing costs and an increase of

$2.5 million in maintenance and general facilities costs. The increase in advertising and marketing costs was driven by advertising campaigns to drive brand awareness and NPAC-related campaigns. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation expense.
Research and development. Research and development expense decreased $1.1 million due to a decrease in personnel and personnel-related expense.
General and administrative. General and administrative expense increased $9.3 million due to an increase of $7.0 million in professional fees and an increase of $3.2 million in personnel and personnel-related expense. The increase in professional fees was driven by costs to support our pursuit of the next NPAC contract, and to pursue new business opportunities. The increase in personnel and personnel-related expense was due to an increase in stock-based compensation expense.
Depreciation and amortization. Depreciation and amortization expense increased $8.4 million due to an increase of $5.3 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $3.1 million related to an increase in capitalized software development costs.
Restructuring expense. Restructuring expense increased $5.2 million attributable to our 2014 restructuring plan initiated in the first quarter of 2014.
Interest and other expense. Interest and other expense decreased $10.1 million due to a $10.9 million loss on debt modification and extinguishment, recorded in the first quarter of 2013 and incurred in connection with the refinancing of our 2011 debt facilities. This decrease was partially offset by a $1.1 million increase in losses recorded in connection with asset disposals.
Interest and other income. Interest and other income for the six months ended June 30, 2014 was comparable to the income for the six months ended June 30, 2013.
Provision for income taxes. Our effective tax rate decreased to 36.0% for the six months ended June 30, 2014 from 37.0% for the six months ended June 30, 2013 primarily due to the reversal of unrecorded tax benefits upon the completion of an Internal Revenue Service audit for the year ended December 31, 2009 and domestic production activities deduction during the six months ended June 30, 2014 offset by the benefit of our federal research tax credit for the six months ended June 30, 2013.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, capital expenditures and debt service requirements.
Total cash and cash equivalents were $245.9 million at June 30, 2014, an increase of $22.5 million from $223.3 million at December 31, 2013. This increase in cash and cash equivalents was due to cash provided by operations.
On June 17, 2014, Moody's downgraded our corporate credit rating due to an increase in perceived NPAC-related business risk. In particular, our corporate family rating was lowered from Ba2 to Ba3, our 2013 Term Facility rating was lowered from Ba1 to Ba2, and our Senior Notes rating was lowered from Ba3 to B2. Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt, or affect the interest rates charged on any of our debt, our debt covenant requirements, or cause any other operating issue.  We believe this downgrade will not have a significant impact on our operating results; however, if our credit ratings were to be further downgraded, our access to, and cost of, debt financing may be negatively impacted.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.
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

2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio, as defined in the 2013 Credit Facilities, on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of June 30, 2014, we had $175.0 million of outstanding borrowings under the 2013 Revolving Facility and available borrowings were $17.1 million after outstanding letters of credit totaling $7.9 million.
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
As of June 30, 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $7.3 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $1.0 million for the three and six months ended June 30, 2014 and was reported as interest expense in the consolidated statements of operations.
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
As of June 30, 2014, deferred financing costs related to the Senior Notes were $13.6 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and is reported as interest expense in the consolidated statements of operations.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the six months ended June 30, 2014 was $136.6 million, as compared to $134.8 million for the six months ended June 30, 2013. This $1.8 million increase in net cash provided by operating activities was the result of a decrease in net income of $8.6 million, and a decrease in non-cash adjustments of $4.3 million, partially offset by an increase in net changes in operating assets and liabilities of $14.7 million.
Non-cash adjustments decreased $4.3 million driven by a $10.9 million loss on debt modification and extinguishment recorded in the first quarter of 2013 related to our debt refinancing and a decrease of $14.8 million in deferred income taxes. These decreases in non-cash adjustments were partially offset by an increase of $9.3 million in stock-based compensation, an increase of $8.4 million in depreciation and amortization expense, an increase of $2.5 million in excess tax benefits from stock option exercises, and an increase of $1.1 million in loss on asset disposals.
Net changes in operating assets and liabilities increased $14.7 million primarily due to an increase of $15.3 million in accounts and unbilled receivables, an increase of $4.7 million in prepaid expenses and other current assets, an increase of $4.1 million in other liabilities, and an increase of $2.8 million in income taxes. These increases in net changes in operating assets and liabilities were partially offset by a decrease of $12.5 million in accounts payable and accrued expenses.
Cash flows from investing
Net cash used in investing activities for the six months ended June 30, 2014 was $146.0 million, as compared to $31.3 million for six months ended June 30, 2013. This $114.7 million increase in net cash used in investing activities was due to an increase of $111.9 million in cash used for acquisitions and a decrease of $2.1 million in cash proceeds from the sale and maturities of investments.
Cash flows from financing
Net cash provided by financing activities was $32.0 million for the six months ended June 30, 2014, as compared to net cash used in financing activities of $63.5 million for the six months ended June 30, 2013. This $95.5 million increase in net cash provided by financing activities was due to a net increase in cash of $143.3 million from debt and a decrease of $11.4 million in cash used for debt offering costs. In particular, the net increase in cash of $143.3 million was attributable to borrowings of $175.0 million in the first quarter of 2014 compared to net proceeds of $31.7 million attributable to our debt refinancing completed in the first quarter of 2013. These increases in cash provided by financing activities were partially offset by a $47.9 million increase in cash used for the purchase of our Class A common stock, a decrease of $6.5 million in cash proceeds from the issuance of stock, an decrease of $2.5 million in excess tax benefits from stock option exercises, and an increase of $2.1 million in cash used and attributable to employees' use of restricted stock to satisfy the employee's minimum tax withholding obligations.

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
As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System, or the Plaintiff, individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, or Alexandria Division, against us and certain of our senior executive officers. The complaint asserts claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased our securities between April 19, 2013 and June 6, 2014, inclusive.  The Plaintiff seeks unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief.  We believe the allegations are without merit and intend to defend against this action vigorously.  At this stage, we are unable to quantify the impact of these claims on our future consolidated financial position or results of operations.

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
On June 9, 2014, the Wireline Competition Bureau of the Federal Communications Commission, or FCC, issued a public notice seeking comment on the North American Number Council’s, or NANC, recommendation to select Telcordia Technologies, Inc. as the sole vendor to serve as the next Local Number Portability Administrator, or LNPA. Ultimately, the FCC will rule on the NANC’s recommendation. We continue to compete vigorously in the selection process and maintain the positions that we have set forth in our FCC filings. We disagree with the NANC recommendation of Telcordia and will oppose its adoption by the FCC. The FCC may elect not to take action favorable to Neustar in response to our filings. And, ultimately, we may not be selected by the FCC to serve as the LNPA administrator. Additionally, delays in the final outcome of the competitive proposal process could negatively impact the market price of our common stock.
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
We have incurred, and expect to continue to incur, expenses in connection with our participation in the selection process and our pursuit of FCC action to address concerns arising from this process. These efforts may be costly and time consuming and could divert our management and key personnel from our business operations.

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

•
after the amendment of our contracts with North American Portability Management LLC in September 2006, Telcordia filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a selection process for the administration of NPAC Services at the expiration of the current contracts. See “-The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services on the same terms and conditions, or at all, our business, prospects, financial condition and results of operations will be materially adversely affected.”; and

•
in January 2014, the FCC issued a Report and Order and Notice of Proposed Rulemaking and Notice of Inquiry, commencing voluntary experiments intended to assess the impact of the potential future transition in the telecommunications industry from traditional dedicated circuit network architecture to a design where all forms of traffic - voice, video, and information - are transmitted digitally over IP-based networks, or the IP Transition. Although the purpose of the experiments is to gather data only and no specific regulatory changes relating to the IP Transition have been proposed, this FCC action may indicate increasing momentum in connection with the implementation of the IP Transition;

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
As of June 30, 2014, borrowings under our 2013 Credit Facilities and Senior Notes was approximately $787.3 million, and we had unused revolving commitments of $17.1 million (after giving effect to borrowings of $175.0 million and $7.9 million of outstanding letters of credit). In addition, the 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of June 30, 2014, the total amount of such potential incremental increases we could request was approximately $585.2 million.
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
Borrowings under our 2013 Term Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on our indebtedness under our 2013 Term Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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
Risks Related to Our Common Stock
Our common stock price may be volatile.
The market price of our Class A common stock has and may continue to fluctuate widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the telephone, Internet and data analytics industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	developments in the vendor selection process to provide NPAC Services under contracts with NAPM when our current contracts expire in June 2015;

•	changes in general valuations for communications companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.
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
Any person who acquires, or attempts or intends to acquire, beneficial ownership of our stock that will or may violate this restriction must notify us as provided in our certificate of incorporation. In addition, any person who becomes the beneficial owner of 5% or more of our stock must notify us and certify that such person is not a telecommunications service provider, VoIP provider or an affiliate of a telecommunications service provider or VoIP provider. If a 5% stockholder fails to supply the required certification, we are authorized to treat that stockholder as a prohibited owner - meaning, among other things, that we may elect to require that the excess shares be sold. We may request additional information from our stockholders to ensure compliance with this restriction. Our board will treat any “group,” as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as a single person for purposes of applying the ownership and transfer restrictions in our certificate of incorporation.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 through April 30, 2014	848,274	$28.55	845,270	$133,907,944
May 1 through May 31, 2014	1,241,814	26.68	1,241,173	100,792,271
June 1 through June 30, 2014	1,657,992	25.32	1,657,524	58,822,427
Total	3,748,080		3,743,967

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 4,113 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

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

NeuStar, Inc.

Date:	July 23, 2014	By:	/s/ Paul S. Lalljie
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

(10.1)
Amended and Restated NeuStar, Inc. Corporate Bonus Plan (formerly known as the 2009 Performance Achievement Award Plan), incorporated herein by reference to Annex B to NeuStar's Definitive Proxy Statement on Schedule 14A, filed April 17, 2014. †

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