Form 10-Q
period 2014-09-30
NEUSTAR INC
filed 2014-10-30
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 54,875,916 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at October 27, 2014.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	September 30, 2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,309	$244,323
Restricted cash	1,858	2,207
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $2,796, respectively	152,821	158,043
Unbilled receivables	10,790	10,552
Notes receivable	1,008	—
Prepaid expenses and other current assets	23,914	21,504
Deferred costs	6,324	6,395
Income taxes receivable	7,328	3,647
Deferred tax assets	8,532	11,580
Total current assets	435,884	458,251
Property and equipment, net	124,285	151,498
Goodwill	641,404	685,712
Intangible assets, net	275,141	318,579
Other assets, long-term	28,704	25,154
Total assets	$1,505,418	$1,639,194
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	September 30, 2014
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,620	$9,327
Accrued expenses	94,457	84,182
Deferred revenue	54,004	63,512
Notes payable	7,972	7,972
Capital lease obligations	1,894	3,054
Other liabilities	3,580	4,990
Total current liabilities	171,527	173,037
Deferred revenue, long-term	12,061	15,486
Notes payable, long-term	608,292	777,311
Capital lease obligations, long-term	2,419	5,891
Deferred tax liabilities, long-term	80,275	50,246
Other liabilities, long-term	41,270	64,987
Total liabilities	915,844	1,086,958
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and September 30, 2014	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 87,147,586 and 80,740,252 shares issued; and 61,400,908 and 54,863,561 shares outstanding at December 31, 2013 and September 30, 2014, respectively	87	81
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	—	—
Additional paid-in capital	602,796	655,525
Treasury stock, 25,746,678 and 25,876,691 shares at December 31, 2013 and September 30, 2014, respectively, at cost	(893,852)	(899,881)
Accumulated other comprehensive loss	(797)	(1,678)
Retained earnings	881,340	798,189
Total stockholders’ equity	589,574	552,236
Total liabilities and stockholders’ equity	$1,505,418	$1,639,194
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$227,633	$243,859	$664,399	$711,213
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	51,434	62,801	150,950	182,256
Sales and marketing	40,253	47,937	124,468	146,565
Research and development	7,196	7,266	22,296	21,257
General and administrative	23,751	27,702	66,757	80,001
Depreciation and amortization	24,586	29,999	73,941	87,725
Restructuring charges	—	1,355	2	6,521
	147,220	177,060	438,414	524,325
Income from operations	80,413	66,799	225,985	186,888
Other (expense) income:
Interest and other expense	(5,496)	(6,270)	(28,851)	(19,537)
Interest and other income	64	32	292	290
Income before income taxes	74,981	60,561	197,426	167,641
Provision for income taxes	27,442	12,388	72,725	50,938
Net income	$47,539	$48,173	$124,701	$116,703
Net income per share:
Basic	$0.74	$0.87	$1.91	$1.99
Diluted	$0.73	$0.84	$1.87	$1.94
Weighted average common shares outstanding:
Basic	63,978	55,494	65,223	58,548
Diluted	65,510	57,171	66,713	60,050
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net income	$47,539	$48,173	$124,701	$116,703
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $61, $(14), $128 and $(33), respectively	(93)	21	(198)	120
Reclassification for gains included in net income, net of tax of $0, $5, $0 and $17, respectively	—	(7)	—	(26)
Net change in unrealized gains on investments, net of tax	(93)	14	(198)	94
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(40), $(319), $28 and $(156), respectively	39	(827)	(242)	(975)
Reclassification adjustment included in net income	—	—	—	—
Foreign currency translation adjustment, net of tax	39	(827)	(242)	(975)
Other comprehensive loss, net of tax	(54)	(813)	(440)	(881)
Comprehensive income	$47,485	$47,360	$124,261	$115,822
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2014
Operating activities:
Net income	$124,701	$116,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,941	87,725
Stock-based compensation	27,675	47,292
Loss on debt modification and extinguishment	10,886	—
Amortization of deferred financing costs and original issue discount on debt	2,551	2,527
Excess tax benefits from stock option exercises	(7,097)	(2,487)
Deferred income taxes	(9,534)	(33,000)
Provision for doubtful accounts	4,343	4,913
Loss on disposal of assets	—	1,057
Amortization of bond premium	123	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,998)	(9,722)
Unbilled receivables	(6,555)	667
Notes receivable	2,147	1,008
Prepaid expenses and other current assets	(2,133)	2,904
Deferred costs	535	2,088
Other assets	332	1,247
Other liabilities	(94)	10,683
Accounts payable and accrued expenses	(3,916)	(17,734)
Income taxes	9,369	6,169
Deferred revenue	(254)	(47)
Net cash provided by operating activities	211,022	221,993
Investing activities:
Purchases of property and equipment	(35,259)	(45,413)
Sales and maturities of investments	3,543	—
Business acquired, net of cash acquired	(8,500)	(120,698)
Net cash used in investing activities	(40,216)	(166,111)
Financing activities:
Decrease in restricted cash	685	114
Proceeds from notes payable	624,244	175,000
Extinguishment of note payable	(592,500)	—
Debt issuance costs	(11,410)	—
Payments under notes payable obligations	(6,094)	(6,095)
Principal repayments on capital lease obligations	(1,686)	(2,490)
Proceeds from issuance of stock	18,225	6,517
Excess tax benefits from stock-based compensation	7,097	2,487
Repurchase of restricted stock awards	(6,861)	(9,416)
Repurchase of common stock	(189,834)	(199,859)
Net cash used in financing activities	(158,134)	(33,742)
Effect of foreign exchange rates on cash and cash equivalents	(213)	(1,126)
Net increase in cash and cash equivalents	12,459	21,014
Cash and cash equivalents at beginning of period	340,255	223,309
Cash and cash equivalents at end of period	$352,714	$244,323
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a neutral and trusted provider of real-time information services and analytics, using authoritative, hard-to-replicate data sets and proprietary analytics to help its clients promote and protect their businesses. The Company develops unique solutions using proprietary, third-party and client data sets. These solutions provide accurate, up-to-the-minute insights and data driven intelligence, enabling its clients to make informed, actionable decisions in real time, one customer interaction at a time. The Company's Marketing Services enhance its clients' ability to acquire and retain valuable customers across disparate platforms. The Company's Security Services help its clients direct and manage Internet traffic flow, resolve Internet queries and protect clients’ online assets against a growing number of cyber threats. The Company also offers a broad range of data services. The Company primarily serves clients in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ( U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K) filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Fair Value of Financial Instruments
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Financial Instruments requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of its notes receivable approximates fair value as the interest rate approximates a market rate (Level 2) (see Note 5). The Company determines the fair value of its $325 million senior secured term loan facility (2013 Term Facility) using evaluated pricing service quotations as quoted by Bloomberg (Level 2) (see Note 6). The Company believes the carrying value of its revolving credit facility (2013 Revolving Facility) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2) (see Note 6). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 6). The Company determines the fair value of marketable securities and deferred compensation based on quoted market prices (Level 1) (see Note 5).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2013		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$223,309	$223,309	$244,323	$244,323
Restricted cash (current assets)	1,858	1,858	2,207	2,207
Notes receivable	1,008	1,008	—	—
Marketable securities (other assets, long-term)	3,567	3,567	3,467	3,467
Deferred compensation (other liabilities, long-term)	3,620	3,620	3,569	3,569
2013 Term Facility (including current portion, net of discount)	316,264	316,264	310,283	282,555
2013 Revolving Facility	—	—	175,000	175,000
Senior Notes (including current portion)	300,000	273,375	300,000	262,746
Restricted Cash
As of December 31, 2013 and September 30, 2014, cash of $1.9 million and $2.2 million, respectively, was restricted as collateral for certain of the Company's outstanding letters of credit and for deposits on leased facilities.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires that management of all entities evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that the substantial doubt exists or when its plans alleviate substantial doubt about the entity's ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

with the application of the acquisition method of accounting for business combinations include the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates, and estimated replacement costs.
On October 29, 2013, the Company acquired Aggregate Knowledge, Inc., a leading campaign and predictive analytics platform for advertising agencies and brand marketers. The total preliminary purchase price was $117.4 million, consisting of cash consideration of $116.5 million, and non-cash consideration of $0.9 million attributable to replacement equity awards granted to employees of the acquired company. Of the total purchase price, the Company initially recorded $66.8 million of goodwill and $31.0 million of definite-lived intangible assets. During the nine months ended September 30, 2014, the Company adjusted its preliminary valuation of its acquired net deferred tax assets based upon new information pertaining to acquisition date fair values of the acquired company's federal research and development tax credits pertaining to pre-acquisition tax periods. As of September 30, 2014, the adjusted goodwill balance related to this acquisition was $65.3 million. The consolidated balance sheet as of December 31, 2013 has been retrospectively adjusted to include the effect of the measurement period adjustments. As of September 30, 2014, the allocation of the purchase price is preliminary pending the finalization of the fair value of acquired deferred tax assets and assumed income and non-income based tax liabilities.
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
Of the total preliminary purchase price of $114.8 million, which reflects initial estimates of .CO Internet's closing date working capital, the Company recorded $85.1 million of definite-lived intangible assets and $36.3 million of goodwill. During the three months ended September 30, 2014, the Company adjusted the preliminary purchase price and goodwill based upon the finalization of the acquired company's working capital amounts as of the closing. As of September 30, 2014, the adjusted preliminary purchase price was $115.1 million and the adjusted goodwill balance recorded in connection with the transaction was $36.6 million. The allocation of the purchase price is preliminary pending the finalization of the fair value of acquired deferred tax assets and assumed income and non-income based tax liabilities. The goodwill is expected to be deductible for tax purposes.  During the three and six months ended June 30, 2014, the Company recorded $0.8 million and $2.1 million, respectively, of acquisition costs in general and administrative expense related to this transaction.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill as of December 31, 2013 and September 30, 2014 is as follows (in thousands):

	December 31, 2013(1)	Adjustments	Acquisitions	September 30, 2014
Gross goodwill	$736,414	$(1,081)	$43,981	$779,314
Accumulated impairments	(93,602)	—	—	(93,602)
Net goodwill	$642,812	$(1,081)	$43,981	$685,712
(1) Balance as originally reported at December 31, 2013, prior to the reflection of measurement period adjustments.
During the nine months ended September 30, 2014, the Company adjusted its preliminary valuation of acquired deferred tax assets and assumed income and non-income based tax liabilities related to its acquisition of Aggregate Knowledge, Inc. and its preliminary purchase price and goodwill estimates related to its acquisition of .CO Internet (see Note 3).
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2013	September 30, 2014	Weighted- Average Amortization Period (in years)
Intangible assets:
Customer lists and relationships	$323,539	$409,638	8.3
Accumulated amortization	(106,254)	(139,501)
Customer lists and relationships, net	217,285	270,137

Acquired technology	87,059	91,959	4.9
Accumulated amortization	(31,649)	(44,088)
Acquired technology, net	55,410	47,871

Trade name	8,030	8,030	3.0
Accumulated amortization	(5,662)	(7,512)
Trade name, net	2,368	518

Non-compete agreement	100	100	3.0
Accumulated amortization	(22)	(47)
Non-compete agreement, net	78	53
Intangible assets, net	$275,141	$318,579
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $12.4 million and $16.2 million for the three months ended September 30, 2013 and 2014, respectively, and $37.1 million and $46.3 million for the nine months ended September 30, 2013 and 2014, respectively. Amortization expense related to intangible assets for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is expected to be approximately $62.3 million, $62.8 million, $61.0 million, $52.4 million, $49.7 million and $76.8 million, respectively. Intangible assets as of September 30, 2014 will be fully amortized during the year ended December 31, 2024.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

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
The following table sets forth, as of December 31, 2013 and September 30, 2014, the Company’s financial and non-financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,567	$—	$—	$3,567

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Marketable securities(1)	$3,467	$—	$—	$3,467
Contingent consideration	—	—	3,346	3,346

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
As of September 30, 2014, key assumptions used in estimating the fair value of the contingent consideration included a probability assessment of 90% that the post-closing performance obligation will be achieved and a discount rate of 6.9%. The initial fair value of the contingent consideration was included in the preliminary purchase price. The change in the fair value of the contingent consideration was recorded in general and administrative expense in the Company's consolidated statements of operations. Any future change in the probability of achievement of the post-closing performance obligation could result in a change in the estimated fair value of the contingent consideration.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

The following table reflects the activity for the contingent consideration measured at fair value using Level 3 inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Balance, beginning of period	$—	$3,250	$—	$—
Addition of contingent consideration	—	—	—	3,250
Change in fair value of contingent consideration	—	96	—	96
Balance, end of period	$—	$3,346	$—	$3,346

6.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2013	September 30, 2014
2013 Term Facility (net of discount)	$316,264	$310,283
2013 Revolving Facility	—	175,000
Senior Notes	300,000	300,000
Total	616,264	785,283
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$608,292	$777,311
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
As of September 30, 2014, available borrowings under the 2013 Revolving Facility were $8.2 million after borrowings of $175.0 million and outstanding letters of credit of $16.8 million.
As of September 30, 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $6.8 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $0.5 million for the three months ended September 30, 2013 and 2014, respectively, and $1.5 million and $1.6 million for the nine months ended September 30, 2013 and 2014, respectively, and was reported as interest expense in the consolidated statements of operations.
As of September 30, 2014, deferred financing costs related to the Senior Notes were $13.3 million. Total amortization expense of the deferred financing costs was $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2014, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2013 and 2014, respectively, and was reported as interest expense in the consolidated statements of operations.

7.	STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 14,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of September 30, 2014, a total of 3,937,651 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. As of September 30, 2014, a total of 458,764 shares were available to be issued under the ESPP.
The term of any stock option granted under the Plans may not exceed ten years. The exercise price per share for options granted under the Plans may not be less than 100% of the fair market value of the common stock on the option grant date. The

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

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
For grants under the Company's Plans, stock-based compensation expense recognized for the three months ended September 30, 2013 and 2014 was $9.7 million and $20.0 million, respectively, and $27.7 million and $47.3 million for the nine months ended September 30, 2013 and 2014, respectively. As of September 30, 2014, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $48.9 million, which the Company expects to recognize over a weighted average period of approximately 1.29 years. Total unrecognized compensation expense as of September 30, 2014 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Company did not grant any options during the nine months ended September 30, 2013 or the six months ended June 30, 2014. The weighted-average grant date fair value of options granted during the three months ended September 30, 2014 was $5.70. The following are the weighted-average assumptions used in valuing the stock options granted during the three months ended September 30, 2014, and a discussion of the Company’s assumptions:

Three Months Ended September 30, 2014
Dividend yield	—%
Expected volatility	27.83%
Risk-free interest rate	1.06%
Expected life of options (in years)	3.35
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
Expected life of the options — The expected life is the period of time that options granted are expected to remain outstanding. The Company determined the expected life of stock options based on the weighted average of (a) the time-to-settlement from grant of historically settled options and (b) a hypothetical holding period for the outstanding vested options as of the date of fair value estimation. The hypothetical holding period is the amount of time the Company assumes a vested option will be held before the option is exercised. To determine the hypothetical holding period, the Company assumes that an unexercised option will be exercised at the midpoint of the time between the date of fair value estimation and the remaining contractual life of the unexercised option.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	2,037,118	$24.70
Granted	580,000	26.44
Exercised	(182,658)	23.40
Forfeited	(146,653)	27.53
Outstanding at September 30, 2014	2,287,807	$25.06	$3.0	3.67
Exercisable at September 30, 2014	1,498,743	$24.32	$0.8	2.48
The aggregate intrinsic value of options exercised for the nine months ended September 30, 2014 was $2.0 million.
Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	154,772	$22.82
Granted	—	—
Vested	(93,263)	25.40
Forfeited	(12,327)	25.73
Outstanding at September 30, 2014	49,182	$17.21	$1.2
The total aggregate intrinsic value of restricted stock vested during the nine months ended September 30, 2014 was $3.2 million. During the nine months ended September 30, 2014, the Company repurchased 35,490 shares of common stock for an aggregate purchase price of approximately $1.2 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
During 2012, the Company issued awards to eligible employees under a 2012 long-term incentive plan. These awards were multi-year grants, structurally different than previous awards, and specifically designed to motivate employees to execute on the transformation strategy to become a global leader in information services and analytics. The structure of these awards is further described below under 2012 Long-Term Incentive Program. In addition to the 2012 long-term incentive plan, during 2013 and onward, the Company issued awards to eligible new and existing employees. The structure of these awards under the Company's ongoing incentive plan is further described below under Long-Term Incentive Program.
2012 Long-Term Incentive Program
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

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
Long-Term Incentive Program
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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. Compensation expense is recognized over the requisite service period based on the number of PVRSUs expected to vest. The level of achievement of the performance target awards for the 2012 and 2013 performance years was 129.5% and 111.2%, respectively. As of September 30, 2014, the Company estimated the level of achievement of the performance target awards for 2014 performance year to be in excess of 100%. In the third quarter of 2014, the Company revised its estimate of achievement of the performance target for the 2014 performance year to greater than 100% of target, resulting in an increase in stock-based compensation of approximately $3.6 million. The Company’s consolidated net income for the three and nine months ended September 30, 2014 was $48.2 million and $116.7 million, respectively, and diluted earnings per share was $0.84 and $1.94 per share, respectively. If the Company had continued to use the previous estimate of achievement of 100%, the as adjusted net income for the three and nine months ended September 30, 2014 would have been approximately $50.4 million and $119.0 million, respectively, and the as adjusted diluted earnings per share would have been approximately $0.88 and $1.98 per share, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2013	1,440,467	$39.04
Incremental achieved (1)	65,476	38.35
Granted	883,776	33.91
Vested	(312,558)	32.26
Forfeited	(240,728)	38.15
Non-vested September 30, 2014	1,836,433	$37.81	$45.6

(1)
Incremental achieved represents the additional awards in excess of the target grant resulting from the achievement of performance goals at levels above the performance targets established at the grant date.

The total aggregate intrinsic value of PVRSUs vested during the nine months ended September 30, 2014 was approximately $13.4 million. The Company repurchased 122,266 shares of common stock for an aggregate purchase price of $5.1 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	1,378,162	$40.23
Granted	43,201	28.80
Vested	(172,368)	36.26
Forfeited	(116,048)	44.38
Outstanding at September 30, 2014	1,132,947	$39.98	$28.1
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
The total aggregate intrinsic value of restricted stock units vested during the nine months ended September 30, 2014 was approximately $7.8 million. The Company repurchased 57,921 shares of common stock for an aggregate purchase price of $2.8 million pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Three and Nine Months Ended September 30, 2014
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
Share Repurchase Program
On January 29, 2014, the Company announced that its Board of Directors authorized a $200 million share repurchase program. The program commenced on January 30, 2014 and will expire on December 31, 2014. Share repurchases under the program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares are retired. During the three and nine months ended September 30, 2014, the Company repurchased 2.1 million and 7.1 million shares, respectively, of its Class A common stock at an average price of $27.79 and $28.30 per share, respectively, for a total purchase price of $58.8 million and $199.9 million, respectively. As of September 30, 2014, the share repurchase program was complete.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

8.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Computation of basic net income per common share:
Net income	$47,539	$48,173	$124,701	$116,703
Weighted average common shares and participating securities outstanding – basic	63,978	55,494	65,223	58,548
Basic net income per common share	$0.74	$0.87	$1.91	$1.99
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	63,978	55,494	65,223	58,548
Effect of dilutive securities:
Stock-based awards	1,532	1,677	1,490	1,502
Weighted average common shares outstanding – diluted	65,510	57,171	66,713	60,050
Diluted net income per common share	$0.73	$0.84	$1.87	$1.94
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and shares issuable under the ESPP, to the extent the impact is dilutive. Stock-based awards to purchase an aggregate of 23,897 and 1,432,591 shares were excluded from the calculation of the denominator for diluted net income per common share for the three months ended September 30, 2013 and 2014, respectively, due to their anti-dilutive effects. Stock-based awards to purchase an aggregate of 50,703 and 1,104,392 shares were excluded from the calculation of the denominator for diluted net income per common share for the nine months ended September 30, 2013 and 2014, respectively, due to their anti-dilutive effects.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides a reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component (in thousands):

	Unrealized Gains and Losses on Investments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2013	$(14)	$(783)	$(797)
Other comprehensive loss before reclassifications	120	(975)	(855)
Amounts reclassified from accumulated other comprehensive loss	(26)	—	(26)
Net current-period other comprehensive loss	94	(975)	(881)
Balance at September 30, 2014	$80	$(1,758)	$(1,678)

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

10.	RESTRUCTURING CHARGES
In the first quarter of 2014, the Company initiated a realignment of its organization. In connection with the realignment, the Company recorded restructuring charges of $1.4 million and $6.5 million for the three and nine months ended September 30, 2014, respectively. The Company anticipates it may incur additional restructuring charges of approximately $2.0 million in severance and severance-related costs and lease and facilities exit costs during the remainder of 2014. Accrued restructuring costs are recorded in other current liabilities presented in the Company's consolidated balance sheets.

	December 31, 2013	Additional Costs	Cash Payments	Adjustments	September 30, 2014
2014 Restructuring Plan:
Severance and severance-related costs	$—	$6,319	$(4,703)	$—	$1,616
Lease and facilities exit costs	—	202	(64)	—	138
Total	$—	$6,521	$(4,767)	$—	$1,754

11.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Interest and other expense:
Interest expense	$5,809	$6,232	$18,146	$18,492
Loss on debt modification and extinguishment	—	—	10,886	—
Loss (gain) on asset disposals	(203)	13	(248)	1,070
Foreign currency transaction (gain) loss	(215)	75	(82)	27
Other	105	(50)	149	(52)
Total interest and other expense	$5,496	$6,270	$28,851	$19,537
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
The Company’s effective tax rate decreased to 30.4% for the nine months ended September 30, 2014 from 36.8% for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company recorded $10.5 million of discrete items primarily associated with a change in estimate of the Company’s domestic production activities deduction for the years 2009 through 2013 and reversal of the Company’s unrecorded tax benefits upon the completion of an Internal Revenue Service (IRS) audit for the year ended December 31, 2009. During the three months ended September 30, 2014, the Company completed its analysis of a change in its estimate of its domestic production activities deduction, which resulted in an additional net tax benefit of $9.4 million for the years 2009 through 2013, and a tax benefit of $4.9 million for 2014, which is reflected in the estimated effective tax rate for 2014. The decrease in the Company’s effective

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

tax rate was partially offset by a discrete benefit for the federal research tax credit for the nine months ended September 30, 2013 which was not available for the nine months ended September 30, 2014.
As of December 31, 2013 and September 30, 2014, the Company had unrecognized tax benefits of $6.8 million and $12.4 million, respectively, of which $6.4 million and $11.6 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2013 and 2014, the Company recognized potential interest and penalties of $14,000 and $41,000, respectively. During the nine months ended September 30, 2013 and 2014, the Company recognized potential interest and penalties of $55,000 and $96,000, respectively. As of December 31, 2013 and September 30, 2014, the Company had established reserves of approximately $0.3 million and $0.3 million, respectively, for accrued potential interest and penalties related to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. During the nine months ended September 30, 2014, accrued interest and penalties decreased by $0.1 million due to the completion of the Company's IRS audit for the year ended December 31, 2009.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed an examination of the Company's federal income tax return for the year ended December 31, 2009. The audit resulted in no adjustments.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

13.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated results. Under this structure, the Company has a single operating segment.
Enterprise-Wide Disclosures
Geographic area revenue and service revenue from external clients for the three and nine months ended September 30, 2013 and 2014, and geographic area long-lived assets as of December 31, 2013 and September 30, 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue by geographical areas:
North America	$212,620	$232,626	$626,533	$674,637
Europe	7,477	7,443	20,630	21,447
Other regions	7,536	3,790	17,236	15,129
Total revenue	$227,633	$243,859	$664,399	$711,213

Revenue by service:
Marketing Services	$30,870	$37,471	$87,418	$105,297
Security Services	28,694	35,942	82,742	100,486
Data Services	56,496	51,763	159,384	149,265
NPAC Services	111,573	118,683	334,855	356,165
Total revenue	$227,633	$243,859	$664,399	$711,213

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

	December 31, 2013	September 30, 2014
Long-lived assets, net
North America	$399,407	$389,067
South America	—	81,000
Europe	10	7
Other regions	9	3
Total long-lived assets, net	$399,426	$470,077

14.	CONTINGENCIES
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System, or OFPRS, individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, or Alexandria Division, against the Company and certain of its senior executive officers. The OFPRS complaint asserts claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased the Company's securities between April 19, 2013 and June 6, 2014, inclusive, and seeks unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief. The Company believes the allegations set forth in the OFPRS complaint are without merit.
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff. In accordance with the order, the Company does not need to respond to the OFPRS complaint, but will be required to respond to any amended complaint filed by the IPRS. The Company intends to defend itself vigorously against any action filed by IPRS.  At this stage, the Company is unable to quantify the impact of these claims on its future consolidated financial position or results of operations.

15.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2013 and September 30, 2014 and for the three and nine months ended September 30, 2013 and 2014 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$214,959	$1,075	$7,275	$—	$223,309
Restricted cash	1,260	595	3	—	1,858
Accounts receivable, net	85,830	63,366	3,625	—	152,821
Unbilled receivables	4,029	5,523	1,238	—	10,790
Notes receivable	1,008	—	—	—	1,008
Prepaid expenses and other current assets	19,349	3,880	685	—	23,914
Deferred costs	5,978	346	—	—	6,324
Income taxes receivable	8,409	—	—	(1,081)	7,328
Deferred tax assets	2,729	6,257	—	(454)	8,532
Intercompany receivable	18,409	—	—	(18,409)	—
Total current assets	361,960	81,042	12,826	(19,944)	435,884
Property and equipment, net	103,898	20,368	19	—	124,285
Goodwill	84,771	532,904	23,729	—	641,404
Intangible assets, net	21,179	253,962	—	—	275,141
Net investments in subsidiaries	782,025	—	—	(782,025)	—
Deferred tax assets, long-term	—	—	152	(152)	—
Other assets, long-term	27,588	1,008	108	—	28,704
Total assets	$1,381,421	$889,284	$36,834	$(802,121)	$1,505,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$2,162	$2,937	$—	$9,620
Accrued expenses	68,820	24,685	952	—	94,457
Income taxes payable	—	96	985	(1,081)	—
Deferred revenue	29,496	23,167	1,341	—	54,004
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	1,894	—	—	—	1,894
Deferred tax liabilities	—	—	454	(454)	—
Other liabilities	2,457	1,112	11	—	3,580
Intercompany payable	—	5,139	13,270	(18,409)	—
Total current liabilities	115,160	56,361	19,950	(19,944)	171,527
Deferred revenue, long-term	8,987	3,074	—	—	12,061
Notes payable, long-term	608,292	—	—	—	608,292
Capital lease obligations, long-term	2,419	—	—	—	2,419
Deferred tax liabilities, long-term	20,218	60,209	—	(152)	80,275
Other liabilities, long-term	35,507	5,763	—	—	41,270
Total liabilities	790,583	125,407	19,950	(20,096)	915,844
Total stockholders’ equity	590,838	763,877	16,884	(782,025)	589,574
Total liabilities and stockholders’ equity	$1,381,421	$889,284	$36,834	$(802,121)	$1,505,418

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$218,308	$17,880	$8,135	$—	$244,323
Restricted cash	1,260	947	—	—	2,207
Accounts receivable, net	98,217	57,949	1,877	—	158,043
Unbilled receivables	4,449	5,571	532	—	10,552
Prepaid expenses and other current assets	16,807	4,146	551	—	21,504
Deferred costs	4,926	1,469	—	—	6,395
Income taxes receivable	5,848	—	91	(2,292)	3,647
Deferred tax assets	3,880	7,856	—	(156)	11,580
Intercompany receivable	26,656	—	—	(26,656)	—
Total current assets	380,351	95,818	11,186	(29,104)	458,251
Property and equipment, net	138,559	12,894	45	—	151,498
Goodwill	95,388	558,868	31,456	—	685,712
Intangible assets, net	17,607	295,867	5,105	—	318,579
Net investments in subsidiaries	878,939	—	—	(878,939)	—
Deferred tax assets, long-term	—	—	353	(353)	—
Other assets, long-term	24,651	488	15	—	25,154
Total assets	$1,535,495	$963,935	$48,160	$(908,396)	$1,639,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,872	$1,255	$200	$—	$9,327
Accrued expenses	66,060	16,331	1,791	—	84,182
Income taxes payable	—	2,292	—	(2,292)	—
Deferred revenue	29,612	32,334	1,566	—	63,512
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	3,054	—	—	—	3,054
Other liabilities	2,794	2,028	324	(156)	4,990
Intercompany payable	—	12,736	13,920	(26,656)	—
Total current liabilities	117,364	66,976	17,801	(29,104)	173,037
Deferred revenue, long-term	8,489	6,997	—	—	15,486
Notes payable, long-term	777,311	—	—	—	777,311
Capital lease obligations, long-term	5,891	—	—	—	5,891
Deferred tax liabilities, long-term	2,901	47,698	—	(353)	50,246
Other liabilities, long-term	59,373	5,614	—	—	64,987
Total liabilities	971,329	127,285	17,801	(29,457)	1,086,958
Total stockholders’ equity	564,166	836,650	30,359	(878,939)	552,236
Total liabilities and stockholders’ equity	$1,535,495	$963,935	$48,160	$(908,396)	$1,639,194

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$156,508	$67,140	$4,942	$(957)	$227,633
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	39,493	10,796	1,976	(831)	51,434
Sales and marketing	16,744	22,566	955	(12)	40,253
Research and development	4,463	2,732	1	—	7,196
General and administrative	22,336	1,458	71	(114)	23,751
Depreciation and amortization	10,199	14,383	4	—	24,586
	93,235	51,935	3,007	(957)	147,220
Income from operations	63,273	15,205	1,935	—	80,413
Other (expense) income:
Interest and other expense	(5,462)	(10)	(24)	—	(5,496)
Interest and other income	59	—	5	—	64
Income before income taxes and equity income in consolidated subsidiaries	57,870	15,195	1,916	—	74,981
Provision for income taxes	20,340	6,619	483	—	27,442
Income before equity income in consolidated subsidiaries	37,530	8,576	1,433	—	47,539
Equity income in consolidated subsidiaries	10,009	617	—	(10,626)	—
Net income	$47,539	$9,193	$1,433	$(10,626)	$47,539
Comprehensive income	$47,412	$9,207	$1,492	$(10,626)	$47,485

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$177,488	$78,247	$3,208	$(15,084)	$243,859
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	36,208	34,349	6,180	(13,936)	62,801
Sales and marketing	34,481	14,338	236	(1,118)	47,937
Research and development	6,716	548	2	—	7,266
General and administrative	25,027	2,388	317	(30)	27,702
Depreciation and amortization	12,044	17,427	528	—	29,999
Restructuring charges	504	751	100	—	1,355
	114,980	69,801	7,363	(15,084)	177,060
Income from operations	62,508	8,446	(4,155)	—	66,799
Other (expense) income:
Interest and other expense	(6,234)	24	(60)	—	(6,270)
Interest and other income	23	4	5	—	32
Income (loss) before income taxes and equity loss in consolidated subsidiaries	56,297	8,474	(4,210)	—	60,561
Provision (benefit) for income taxes	4,865	8,445	(922)	—	12,388
Income (loss) before equity loss in consolidated subsidiaries	51,432	29	(3,288)	—	48,173
Equity loss in consolidated subsidiaries	(3,259)	(1,735)	—	4,994	—
Net income (loss)	$48,173	$(1,706)	$(3,288)	$4,994	$48,173
Comprehensive income (loss)	$47,766	$(1,747)	$(3,653)	$4,994	$47,360

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$462,132	$193,698	$11,353	$(2,784)	$664,399
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	120,257	30,382	2,838	(2,527)	150,950
Sales and marketing	51,630	69,670	3,192	(24)	124,468
Research and development	12,883	9,411	2	—	22,296
General and administrative	60,836	5,401	753	(233)	66,757
Depreciation and amortization	30,239	43,686	16	—	73,941
Restructuring charges	2	—	—	—	2
	275,847	158,550	6,801	(2,784)	438,414
Income from operations	186,285	35,148	4,552	—	225,985
Other (expense) income:
Interest and other expense	(28,807)	5	(49)	—	(28,851)
Interest and other income	278	1	13	—	292
Income before income taxes and equity income in consolidated subsidiaries	157,756	35,154	4,516	—	197,426
Provision for income taxes	56,499	15,145	1,081	—	72,725
Income before equity income in consolidated subsidiaries	101,257	20,009	3,435	—	124,701
Equity income in consolidated subsidiaries	23,444	1,671	—	(25,115)	—
Net income	$124,701	$21,680	$3,435	$(25,115)	$124,701
Comprehensive income	$124,396	$21,694	$3,286	$(25,115)	$124,261

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$503,448	$216,403	$9,643	$(18,281)	$711,213
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	119,191	72,286	7,282	(16,503)	182,256
Sales and marketing	106,716	39,413	2,083	(1,647)	146,565
Research and development	19,716	1,515	26	—	21,257
General and administrative	73,251	6,478	403	(131)	80,001
Depreciation and amortization	35,974	50,678	1,073	—	87,725
Restructuring charges	3,842	2,442	237	—	6,521
	358,690	172,812	11,104	(18,281)	524,325
Income from operations	144,758	43,591	(1,461)	—	186,888
Other (expense) income:
Interest and other expense	(19,632)	30	65	—	(19,537)
Interest and other income	273	5	12	—	290
Income before income taxes and equity income (loss) in consolidated subsidiaries	125,399	43,626	(1,384)	—	167,641
Provision for income taxes	26,254	24,501	183	—	50,938
Income before equity income (loss) in consolidated subsidiaries	99,145	19,125	(1,567)	—	116,703
Equity income (loss) in consolidated subsidiaries	17,558	(91)	—	(17,467)	—
Net income (loss)	$116,703	$19,034	$(1,567)	$(17,467)	$116,703
Comprehensive income (loss)	$116,208	$18,991	$(1,910)	$(17,467)	$115,822

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$211,336	$76,858	$10,716	$(87,888)	$211,022
Investing activities:
Purchases of property and equipment	(32,206)	(3,044)	(9)	—	(35,259)
Sales and maturities of investments	3,543	—	—	—	3,543
Business acquired	(8,500)	—	—	—	(8,500)
Net cash used in investing activities	(37,163)	(3,044)	(9)	—	(40,216)
Financing activities:
Decrease (increase) in restricted cash	444	248	(7)	—	685
Proceeds from notes payable, net of discount	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Payments under notes payable obligations	(6,094)	—	—	—	(6,094)
Principal repayments on capital lease obligations	(1,686)	—	—	—	(1,686)
Proceeds from issuance of stock	18,225	—	—	—	18,225
Excess tax benefits from stock-based compensation	7,094	—	3	—	7,097
Repurchase of restricted stock awards	(6,861)	—	—	—	(6,861)
Repurchase of common stock	(189,834)	—	—	—	(189,834)
Distribution to parent	—	(79,206)	(8,682)	87,888	—
Net cash used in financing activities	(158,378)	(78,958)	(8,686)	87,888	(158,134)
Effect of foreign exchange rates on cash and cash equivalents	(5)	—	(208)	—	(213)
Net increase (decrease) in cash and cash equivalents	15,790	(5,144)	1,813	—	12,459
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$346,639	$228	$5,847	$—	$352,714

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$202,931	$119,271	$(607)	$(99,602)	$221,993
Investing activities:
Purchases of property and equipment	(44,283)	(613)	(517)	—	(45,413)
Business acquired, net of cash acquired	(120,698)	—		—	(120,698)
Net cash used in investing activities	(164,981)	(613)	(517)	—	(166,111)
Financing activities:
(Increase) decrease of restricted cash	—	111	3	—	114
Proceeds from notes payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(6,095)	—	—	—	(6,095)
Principal repayments on capital lease obligations	(2,490)	—	—	—	(2,490)
Proceeds from issuance of stock	6,517	—	—	—	6,517
Excess tax benefits from stock-based compensation	2,482	—	5	—	2,487
Repurchase of restricted stock awards	(9,416)	—	—	—	(9,416)
Repurchase of common stock	(199,859)	—	—	—	(199,859)
(Distribution to) investment by parent	—	(101,920)	2,318	99,602	—
Net cash (used in) provided by financing activities	(33,861)	(101,809)	2,326	99,602	(33,742)
Effect of foreign exchange rates on cash and cash equivalents	(740)	(44)	(342)	—	(1,126)
Net increase in cash and cash equivalents	3,349	16,805	860	—	21,014
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$218,308	$17,880	$8,135	$—	$244,323

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
During the third quarter, revenue increased 7% to $243.9 million. Revenue from information services and analytics comprised 51% of total revenue for the quarter. Within information services and analytics, Marketing Services revenue increased 21%, Security Services revenue increased 25%, and Data Services revenue decreased 8%. Of note, the 25% increase in Security Services revenue was driven by a 15% contribution from the acquisition of .CO Internet S.A.S., which we acquired in April 2014.
We continued to strengthen our position as a leading provider of information services and analytics. We announced new partnerships with leading mobile media and measurement companies to accelerate our go-to-market in Marketing Services and launched new capabilities in our Security Services offerings to take advantage of rapidly growing markets. In addition, we continued to invest in people and technology, key assets that enhance our position in these markets.
On June 9, 2014, the Wireline Competition Bureau of the Federal Communications Commission, or FCC, issued a public notice seeking comment on the North American Numbering Council's, or NANC, recommendation to select Telcordia Technologies, Inc. as the sole vendor to serve as the next Local Number Portability Administrator, or LNPA.  This reply and comment period concluded on August 22, 2014. The authority to select the vendor to serve as the next LNPA rests with the FCC. Although the published timeline for the LNPA vendor selection process remains out of date, we continue to compete vigorously in the selection process, advancing the positions in our filings with the FCC. We serve as the current LNPA under contracts that expire in June 2015.
During the quarter, we purchased approximately 2.1 million shares of our common stock at an average price of $27.79 per share for a total of $58.8 million, completing a $200 million share repurchase program initiated in the first quarter of 2014. Under this program, we purchased a total of 7.1 million shares at an average price of $28.30 per share.
Our Services
Our primary services are as follows:
Marketing Services
Our Marketing Services enable clients to make informed and high impact decisions to promote their businesses, increase customer retention, achieve greater campaign success and enhance their ability to increase their return on investment. In particular, these services provide clients the ability to plan and execute marketing strategies and to measure the effectiveness of advertising campaigns across multiple channels with advanced marketing analytics, custom segmentation and media optimization. Using our workflow solutions, marketers are able to tailor their media spending plans, efficiently reach specific audiences, and measure campaign performance across an array of devices and online and offline channels. Our suite of services, designed with privacy in mind, provides clients with a complete view of its customers.

Our Marketing Services provide:

•
Customer Intelligence. We provide scientific, cloud-based solutions that enable marketers to identify, verify and segment existing and potential customers in real-time for both marketing solutions and fraud and risk mitigation. These solutions provide clients with a consistent view of customer and prospect groups most highly predisposed to purchase their products and services based on attributes such as demographics, geography, and buying propensities. Our services enable clients to plan data-driven marketing strategies, develop high-impact advertising and lead generation campaigns and execute informed media planning for consistent execution across multiple channels. Our lead scoring service assigns a real-time predictive score to inbound telephone and web leads and predicts which prospects are most likely to convert into customers and/or become high-value customers, or which current customers are likely to respond to additional offers.

•
Activation. Our activation services enable effective online display ad targeting of prospect audiences and customers. Our predictive segmentation and geo-targeting capabilities enable clients to reach online customers with relevant messages, either by deploying criteria based on buying propensity, geography or a combination of each, in a privacy compliant manner.

•
Media Intelligence. We provide campaign conversion analytics that enable clients to measure advertising effectiveness, for example, by assessing the offline consumer behavior of persons exposed to online advertising campaigns, consistent with privacy-by-design principles. We also provide a single, neutral media intelligence platform for measurement and optimization of multi-channel, multi-device advertising campaigns and conversion-attribution analytics.

Security Services
We provide a suite of domain name systems, or DNS services, built on a global directory platform. These services play a key role in directing and managing the flow of Internet traffic, resolving Internet queries and providing security protection against cyber attacks. We also manage authoritative domain-name registries.
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

•
DNS Services. Our solutions protect an enterprise’s Internet ecosystem and defend most standard transmission control protocol based applications, including, among others, websites, email servers, application programming interfaces, and databases. Our managed and recursive DNS services deliver fast, accurate responses to online queries with the scalability that today’s enterprises demand. In addition, we provide load-testing analysis to help an enterprise prepare for severe stress to new and existing systems. Our extensive diagnostics and multi-domain views give clients a holistic perspective both inside and outside their firewalls.

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

•
User authentication and rights management. We operate the user authentication and rights management system, which supports the UltraViolet™ digital content locker that consumers use to access their entertainment content. We operate a managed service that offers a global routing and addressing solution to help clients optimize their evolving interconnected business.

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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, for certain matters that may bear on our results of operations.
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
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets for the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in performance. If any performance goals specific to the restricted stock unit awards are not met, we do not recognize any compensation cost for such awards, and we reverse any such compensation cost to the extent previously recognized. In the third quarter of 2014, we revised our estimate of achievement of the performance target for the 2014 performance year to greater than 100% of target, resulting in an increase in stock-based compensation of approximately $3.6 million (see Note 7 to our Unaudited Consolidated Financial Statements in Item 1 of Part I of this report.)

Consolidated Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2014
The following table presents an overview of our results of operations for the three months ended September 30, 2013 and 2014:

	Three Months Ended September 30,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$227,633	$243,859	$16,226	7.1%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	51,434	62,801	11,367	22.1%
Sales and marketing	40,253	47,937	7,684	19.1%
Research and development	7,196	7,266	70	1.0%
General and administrative	23,751	27,702	3,951	16.6%
Depreciation and amortization	24,586	29,999	5,413	22.0%
Restructuring charges	—	1,355	1,355	100.0%
	147,220	177,060	29,840	20.3%
Income from operations	80,413	66,799	(13,614)	(16.9)%
Other (expense) income:
Interest and other expense	(5,496)	(6,270)	(774)	14.1%
Interest and other income	64	32	(32)	(50.0)%
Income before income taxes	74,981	60,561	(14,420)	(19.2)%
Provision for income taxes	27,442	12,388	(15,054)	(54.9)%
Net income	$47,539	$48,173	$634	1.3%
Net income per share:
Basic	$0.74	$0.87
Diluted	$0.73	$0.84
Weighted average common shares outstanding:
Basic	63,978	55,494
Diluted	65,510	57,171
Revenue
Revenue. Revenue increased $16.2 million driven by strong demand for our Marketing and Security Services and a $7.1 million increase in revenue from NPAC Services. Revenue from our Marketing Services increased $6.6 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses. Security Services revenue increased $7.2 million driven by an increase in revenue of $4.8 million from domain name registries and an increase in demand for our DDoS protection services. In particular, the increase in revenue from domain name registries was driven by our acquisition of .CO Internet, which contributed $4.4 million. Data Services revenue decreased $4.7 million due to a total decrease of $5.2 million in revenue from caller identification services and common short codes, partially offset by an increase in revenue from carrier provisioning services.

Expense
Cost of revenue. Cost of revenue increased $11.4 million due to an increase of $8.3 million in personnel and personnel-related expense, an increase of $2.4 million in costs related to our information technology and systems and a decrease of $0.5 million in contractor costs. The increase in personnel and personnel-related expense was due to an increase in salary and stock-based compensation. The increase in salary was driven by increased headcount. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications and maintenance costs.
Sales and marketing. Sales and marketing expense increased $7.7 million due to an increase of $6.7 million in personnel and personnel-related expense and an increase of $1.2 million in maintenance and general facilities costs. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation and salary costs.
Research and development. Research and development expense for the three months ended September 30, 2014 was comparable to the three months ended September 30, 2013.
General and administrative. General and administrative expense increased $4.0 million due to an increase of $3.8 million in personnel and personnel-related expense, an increase of $0.8 million in professional fees and a decrease of $0.6 million in maintenance and other administrative costs. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation. The increase in professional fees was driven by costs of $2.4 million incurred in support of the next NPAC contract, partially offset by a reduction in professional fees of $1.6 million.
Depreciation and amortization. Depreciation and amortization expense increased $5.4 million due to an increase of $3.9 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $1.5 million related to an increase in capitalized software development costs and build-out of facilities.
Restructuring expense. Restructuring expense increased $1.4 million attributable to our 2014 restructuring activities initiated in the first quarter of 2014. We implemented this restructuring program to align our resources to better serve our clients.
Interest and other expense. Interest and other expense increased $0.8 million due to an increase of $0.4 million in interest expense and an increase of $0.3 million in foreign currency transaction losses. The increase in interest expense was driven by borrowings under the 2013 Revolving Facility.
Interest and other income. Interest and other income for the three months ended September 30, 2014 was comparable to the income for the three months ended September 30, 2013.
Provision for income taxes. Our effective tax rate decreased from 36.6% for the three months ended September 30, 2013 to 20.5% for the three months ended September 30, 2014. In the third quarter of 2014, we recorded $9.8 million of discrete items primarily associated with a change in estimate of our domestic production activities deduction for the years 2009 through 2013. In the third quarter of 2013, we recorded $0.9 million in discrete tax benefits. Excluding discrete tax items, our effective tax rate was approximately 37.9% and 36.6% for the three months ended September 30, 2013 and 2014, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014
The following table presents an overview of our results of operations for the nine months ended September 30, 2013 and 2014:

	Nine Months Ended September 30,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$664,399	$711,213	$46,814	7.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	150,950	182,256	31,306	20.7%
Sales and marketing	124,468	146,565	22,097	17.8%
Research and development	22,296	21,257	(1,039)	(4.7)%
General and administrative	66,757	80,001	13,244	19.8%
Depreciation and amortization	73,941	87,725	13,784	18.6%
Restructuring charges	2	6,521	6,519	325,950.0%
	438,414	524,325	85,911	19.6%
Income from operations	225,985	186,888	(39,097)	(17.3)%
Other (expense) income:
Interest and other expense	(28,851)	(19,537)	9,314	(32.3)%
Interest and other income	292	290	(2)	(0.7)%
Income before income taxes	197,426	167,641	(29,785)	(15.1)%
Provision for income taxes	72,725	50,938	(21,787)	(30.0)%
Net income	$124,701	$116,703	$(7,998)	(6.4)%
Net income per share:
Basic	$1.91	$1.99
Diluted	$1.87	$1.94
Weighted average common shares outstanding:
Basic	65,223	58,548
Diluted	66,713	60,050
Revenue
Revenue. Revenue increased $46.8 million driven by strong demand for our Marketing and Security Services and a $21.3 million increase in revenue from NPAC Services. Revenue from our Marketing Services increased $17.9 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses. Security Services revenue increased $17.7 million driven by an increase in revenue of $9.9 million from domain name registries and an increase in demand for DDoS protection services. In particular, the increase in revenue from domain name registries was driven by our acquisition of .CO Internet, which contributed $7.7 million. Data Services revenue decreased $10.1 million due to a total decrease of $16.3 million in revenue from caller identification services and common short codes, partially offset by an increase of $8.2 million in revenue from carrier provisioning services. The remaining decrease in Data Services revenue was driven by lower revenue from user authentication and rights management services.
Expense
Cost of revenue. Cost of revenue increased $31.3 million due to an increase of $16.5 million in personnel and personnel-related expense, an increase of $13.7 million in costs related to our information technology and systems, an increase of $1.9 million in contractor costs incurred to support our business and a decrease of $0.8 million in royalty costs. The increase in personnel and personnel-related expense was due to an increase in salary and stock-based compensation. The increase in salary was driven by increased headcount. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.

Sales and marketing. Sales and marketing expense increased $22.1 million due to an increase of $12.8 million in personnel and personnel-related expense, an increase of $5.6 million in advertising and marketing costs and an increase of $3.6 million in maintenance and general facilities costs. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation and salary costs. The increase in advertising and marketing costs was driven by advertising campaigns to drive brand awareness and NPAC-related campaigns.
Research and development. Research and development expense decreased $1.0 million due to a decrease in personnel and personnel-related expense.
General and administrative. General and administrative expense increased $13.2 million due to an increase of $7.8 million in professional fees, an increase of $7.0 million in personnel and personnel-related expense and a decrease of $1.6 million in maintenance and other administrative costs. The increase in professional fees was driven by costs of $6.9 million incurred in support of the next NPAC contract. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation expense.
Depreciation and amortization. Depreciation and amortization expense increased $13.8 million due to an increase of $9.2 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $4.6 million related to an increase in capitalized software development costs and build-out of facilities.
Restructuring expense. Restructuring expense increased $6.5 million attributable to our 2014 restructuring activities initiated in the first quarter of 2014. We implemented this restructuring program to align our resources to better serve our clients.
Interest and other expense. Interest and other expense decreased $9.3 million due to a $10.9 million loss on debt modification and extinguishment, recorded in the first quarter of 2013 and incurred in connection with the refinancing of our 2011 debt facilities. This decrease was partially offset by a $1.3 million increase in losses recorded in connection with asset disposals.
Interest and other income. Interest and other income for the nine months ended September 30, 2014 was comparable to the income for the nine months ended September 30, 2013.
Provision for income taxes. Our effective tax rate decreased from 36.8% for the nine months ended September 30, 2013 to 30.4% for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we recorded $10.5 million of discrete items primarily associated with a change in estimate of our domestic production activities deduction for the years 2009 through 2013 and reversal of unrecorded tax benefits upon the completion of an Internal Revenue Service audit for the year ended December 31, 2009. During the nine months ended September 30, 2014, we recorded $2.0 million in discrete tax benefits, primarily due to a net tax benefit associated with our federal research tax credit. Excluding discrete tax items, our effective tax rate was approximately 37.9% and 36.6% for the nine months ended September 30, 2013 and 2014, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, capital expenditures and debt service requirements.
Total cash and cash equivalents were $244.3 million at September 30, 2014, an increase of $21.0 million from $223.3 million at December 31, 2013. This increase in cash and cash equivalents was due to cash provided by operations.
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
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio, as defined in the 2013 Credit Facilities, on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of September 30, 2014, we had $175.0 million of outstanding borrowings under the 2013 Revolving Facility and available borrowings were $8.2 million after outstanding letters of credit totaling $16.8 million.
Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of the quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments.
The loans outstanding under the 2013 Credit Facilities, or Loans, bear interest, at our option, either: (1) at the base rate, which is defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal from time to time as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is: (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum for borrowings based on the LIBOR rate. The accrued interest under the 2013 Term Facility is payable quarterly beginning on March 31, 2013.
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
As of September 30, 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $6.8 million. Total amortization expense of the deferred financing costs and loan origination fees was $0.5 million and $1.6 million for the three and nine months ended September 30, 2014 and was reported as interest expense in the consolidated statements of operations.
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
As of September 30, 2014, deferred financing costs related to the Senior Notes were $13.3 million. Total amortization expense of the deferred financing costs was $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, and is reported as interest expense in the consolidated statements of operations.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the nine months ended September 30, 2014 was $222.0 million, as compared to $211.0 million for the nine months ended September 30, 2013. This $11.0 million increase in net cash provided by operating activities was the result of a decrease in net income of $8.0 million, an increase in non-cash adjustments of $5.1 million and an increase in net changes in operating assets and liabilities of $13.8 million.
Non-cash adjustments increased $5.1 million, driven by an increase of $19.6 million in stock-based compensation, an increase of $13.8 million in depreciation and amortization expense, an increase of $4.6 million in excess tax benefits from stock option exercises and an increase of $1.1 million in loss on asset disposals. These decreases in non-cash adjustments were partially offset by a decrease of $23.5 million in deferred income taxes and the non-recurrence of a $10.9 million loss on debt modification and extinguishment recorded in the first quarter of 2013 related to our debt refinancing.
Net changes in operating assets and liabilities increased $13.8 million primarily due to an increase of $13.5 million in accounts and unbilled receivables, an increase of $10.8 million in other liabilities, an increase of $5.0 million in prepaid expenses and other current assets and an increase of $1.6 million in deferred costs. These increases in net changes in operating assets and liabilities were partially offset by a decrease of $13.8 million in accounts payable and accrued expenses and a decrease of $3.2 million in income taxes.
Cash flows from investing
Net cash used in investing activities for the nine months ended September 30, 2014 was $166.1 million, as compared to $40.2 million for nine months ended September 30, 2013. This $125.9 million increase in net cash used in investing activities was due to an increase of $112.2 million in cash used for acquisitions, and increase of $10.2 million in cash used for purchases of property and equipment and a decrease of $3.5 million in cash proceeds from the sale and maturities of investments.
Cash flows from financing
Net cash used in financing activities was $33.7 million for the nine months ended September 30, 2014, as compared to $158.1 million for the nine months ended September 30, 2013. This $124.4 million decrease in net cash used in financing activities was due to a net increase in cash of $143.3 million from debt and a decrease of $11.4 million in cash used for debt offering costs. In particular, the net increase in cash of $143.3 million was attributable to borrowings of $175.0 million in the first quarter of 2014 compared to net proceeds of $31.7 million attributable to our debt refinancing completed in the first quarter of 2013. These increases in cash provided by financing activities were partially offset by a decrease of $11.7 million in cash proceeds from the issuance of stock, a $10.0 million increase in cash used for the purchase of our Class A common stock, a decrease of $4.6 million in excess tax benefits from stock option exercises, an increase of $2.6 million in cash used and attributable to employees' use of restricted stock to satisfy the employee's minimum tax withholding obligations and an increase of $0.8 million in cash used for principal repayments on capital lease obligations.
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
As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System, or OFPRS, individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, or Alexandria Division, against us and certain of our senior executive officers. The OFPRS complaint asserts claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased our securities between April 19, 2013 and June 6, 2014, inclusive, and seeks unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief. We believe the allegations set forth in the OFPRS complaint are without merit.
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff. In accordance with the order, we do not need to respond to the OFPRS complaint, but will be required to respond to any amended complaint filed by the IPRS. We intend to defend ourselves vigorously against any action filed by IPRS.  At this stage, we are unable to quantify the impact of these claims on our future consolidated financial position or results of operations.

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
We believe that our success depends upon the continued contributions of our management team and other key employees, including our engineering, sales and marketing and operations personnel. Our success is also contingent upon our continuing ability to recruit, hire, develop, motivate and retain highly skilled employees for all areas of our organization. Any of the following factors may affect our ability to motivate and retain our existing employees and recruit new employees:

•	Competition for employees with the skills we require to operate and grow our business is intense, and, as a result, our competitors may seek to hire our key employees;

•	Despite our comprehensive compensation packages, we may not be successful in attracting new employees and retaining and motivating our existing employees; and

•
Any adverse change in reputation, whether as a result of decreases in revenue, an unfavorable outcome, or uncertainty about the outcome, in the competitive proposal process for the new contracts with NAPM, or a decline in the market price of our common stock.

Our ability to maintain and grow our business and to compete effectively could be impaired if we are unable to retain and motivate our existing employees and recruit new employees. If we are unable to retain existing employees, we may incur additional costs to recruit and train new employees, which may decrease our profits.
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
As of September 30, 2014, borrowings under our 2013 Credit Facilities and Senior Notes was approximately $785.3 million, and we had unused revolving commitments of $8.2 million (after giving effect to borrowings of $175 million and $16.8 million of outstanding letters of credit). In addition, the 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of September 30, 2014, the total amount of such potential incremental increases we could request was approximately $584.7 million.
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
Borrowings under our 2013 Term Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.3 million change in annual interest expense on our indebtedness under our 2013 Term Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 through July 31, 2014	1,197,446	$27.13	1,196,637	$26,354,567
August 1 through August 31, 2014	736,707	28.55	735,320	5,363,052
September 1 through September 30, 2014	207,686	28.79	182,823	—
Total	2,141,839	$27.78	2,114,780	$—

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 27,059 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

(3)
On January 29, 2014, we announced the adoption of a 2014 share repurchase program, which will expire on December 31, 2014. The 2014 program authorizes the repurchase of up to $200 million of Class A common shares. As of September 30, 2014, our 2014 share repurchase program was complete.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date:	October 30, 2014	By:	/s/ Paul S. Lalljie
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