Form 10-K
period 2014-12-31
NEUSTAR INC
filed 2015-02-13
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On February 9, 2015, 55,711,800 shares of NeuStar Class A common stock were outstanding and 3,082 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2014 was approximately $2.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE:
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2014.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS
Our Business
We are a neutral and trusted provider of real-time information services and analytics. Our authoritative, hard-to-replicate data sets and proprietary analytics provide insights to help our clients promote and protect their businesses. We primarily serve marketing and security functions in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries. Our integrated marketing solution enhances our clients' ability to acquire and retain valuable customers across disparate platforms. We operate top-level domain names and provide services to help our clients optimize their web performance. We enable the exchange of essential operating information across multiple carriers to provision and manage services. We operate the user authentication and rights management system, which supports the digital content locker that consumers use to access their entertainment content. We provide the critical infrastructure that enables the dynamic routing of calls and text messages for communications service providers in the United States.
We incorporated in Delaware in 1998. Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.
Our Services
Marketing Services
Our Marketing Services empower clients to make informed and high impact decisions in real time to promote their businesses, increase customer retention, mitigate risk and fraud from non-performing customers, achieve greater campaign success and increase their return on investment. In particular, these services enable clients to plan and execute marketing strategies and to measure the effectiveness of advertising campaigns across multiple channels with advanced marketing analytics, custom segmentation and media optimization. Using our workflow solutions, marketers are able to tailor their media spending plans, efficiently reach specific audiences, and measure campaign performance across an array of devices and online and offline channels.
Our Marketing Services provide:

•
Customer Intelligence. We provide scientific, cloud-based solutions that enable marketers to identify, verify and segment existing and potential customers in real-time for both marketing initiatives and fraud and risk mitigation. Using a privacy-by-design foundation, these solutions provide clients with a comprehensive view of the customers and prospects most likely to purchase their products and services based on attributes such as demographics, geography, and buying propensities. Our services enable clients to plan data-driven marketing strategies, develop high-impact advertising and lead generation campaigns and execute informed media planning for consistent execution across multiple channels. Our lead scoring service assigns a real-time predictive score to inbound telephone and web leads and predicts which prospects are most likely to convert into customers and/or become high-value customers, or which current customers are likely to respond to additional offers.

•
Activation. Our activation services enable marketers to maximize the impact of online display ad targeting for specific prospect audiences and customers. Our predictive segmentation and geo-targeting capabilities enable clients to reach online customers with relevant messages, by deploying criteria based on buying propensity, geography or a combination of each, in a privacy-compliant manner.

•
Media Intelligence. We provide a single, neutral media intelligence platform, using a unified dashboard, for measurement and optimization of multi-channel, multi-device advertising campaigns and conversion-attribution analytics. We also provide campaign conversion analytics that enable clients to measure advertising effectiveness, for example, by assessing the offline consumer behavior of persons exposed to online advertising campaigns, consistent with privacy-by-design principles.

Security Services
We direct and manage the flow of Internet traffic, resolve Internet queries and provide security protection against cyber attacks. We also manage authoritative domain-name registries.
Our Security Services provide:

•
DNS Services. Our domain name systems, or DNS, solutions protect our client's Internet ecosystem and defend most standard transmission control protocol based applications, including, among others, websites, email servers, application programming interfaces, and databases. Our managed and recursive DNS services deliver fast, accurate responses to online queries with the scalability that today’s enterprises demand. In addition, we provide load-testing analysis to help an enterprise prepare for peak loads to new and existing systems. Our extensive diagnostics and multi-domain views give clients a holistic perspective both inside and outside their firewalls. We also provide early detection and alerting against cyber attacks, and provide advanced services that strengthen and protect an enterprise’s defenses against such attacks.

•
Domain Name Registries. We operate the authoritative registries of Internet domain names for the .biz, .us, .co, .nyc, and .travel top-level domains, and provide international registry gateways. We also provide back-end support for generic top-level domains, or gTLDs. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination.

Data Services
We manage large, complex and hard-to-replicate data sets that enable clients to process decisions and transactions in real time. Our workflow solutions enable the exchange of essential operating information with multiple carriers in order to provision and manage services. Our services assist clients with fast and accurate order processing and immediate routing of customer inquiries.
Our Data Services provide:

•
Carrier Provisioning. We provide network services that enable our carrier customers to exchange essential operating information with multiple carriers to provision and manage services for their subscribers. In addition, we offer inventory management services that allow our carrier customers to manage efficiently their assigned telephone numbers and associated resources.

•	Caller-name Identification. Our technology provides authoritative, accurate and current caller-name data and related information to telephony providers.

•	Common Short Codes. We operate the authoritative common short codes registry on behalf of the U.S. wireless industry.

•
User Authentication and Rights Management. We operate the user authentication and rights management system, which supports the UltraViolet™ digital content locker that consumers use to access their entertainment content. We operate a managed service that offers a global routing and addressing solution to help clients optimize their evolving interconnected business.

NPAC Services
Number portability administration center, or NPAC, Services include the dynamic routing of calls and text messages among all competing communications service providers in the United States and related connection services and system enhancements. We operate and maintain authoritative databases that help manage the increasing complexity in the telecommunications industry. Our NPAC Services provide a key foundation for subscriber acquisition and for a robust and competitive telecommunications market. These services also support the industry’s needs for real-time network and resource optimization, emergency preparedness and disaster recovery, and efficient telephone number utilization. The NPAC is the world’s largest and most complex number management system with connections to over 4,800 individual customers in the United States and is a critical component of the national telecommunications network infrastructure.

Operations
Sales Force and Marketing
We operate a unified marketing and sales organization in order to more effectively promote our brand and go to market with our solutions. Our sales and marketing teams are aligned by industry verticals. We believe this operating model allows us to deliver solutions that address the most critical challenges of our clients' business.  Our experienced sales and marketing staff have extensive knowledge of the industries we serve and understand our clients' priorities and needs. It is this client focused perspective that we believe allows us to generate client demand successfully.  We employ a wide array of direct and indirect sales approaches and marketing strategies, and we base our strategy for each industry vertical on our analysis of market requirements, client needs, and industry direction.  As of December 31, 2014, our sales and marketing organization consisted of 489 people who work together to offer our clients advanced services and solutions.
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
Operational Capabilities
We provide our services through our state-of-the-art data centers and remotely hosted computer hardware located in third-party facilities throughout the world. Our data centers, including third-party facilities that we use, are custom designed for processing and transmitting high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations management and information security. In general, we subscribe to the highest level of service and responsiveness available from each third-party vendor that we use. Further, to protect the integrity and ensure the reliability of our systems, the major components of our networks are generally designed with the the intention of eliminating any single point of failure.
We consistently meet and frequently exceed our contractual service level requirements. Our performance results for certain services are monitored internally and are subjected to independent audits on a regular basis.
Research and Development
We maintain a research and development group, the principal function of which is to develop new and innovative services and improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvements to existing services focus on resolving the challenges our clients face. We employ industry experts in areas of technology that we believe are key to solving these challenges. Our quality control and application testing processes focus predominantly on resolving highly technical issues that are integral to the performance of our services and solutions. These issues are identified through both internal and external feedback mechanisms, and continuous testing of our applications and systems to ensure uptime commensurate with the service level standards we have agreed to provide to our clients. As of December 31, 2014, we had 94 employees dedicated to research and development, including software engineers, quality assurance engineers, technical project managers and documentation specialists. Our research and development expense was $29.8 million, $28.0 million and $27.7 million for the years ended December 31, 2012, 2013 and 2014, respectively.
Clients and Markets
We primarily serve clients in the following industries:

•
Communications. Our clients include telecommunications services providers, as well as emerging providers of voice over Internet protocol, or VoIP, services, social media, and message aggregation. Within this industry, we provide services in numbering, caller name, carrier provisioning, and marketing analytics.

•
Financial Services. Our clients span several financial sectors, including retail banking, collections, insurance, credit cards and investments. Within this industry, we provide verification for risk and compliance mitigation, web infrastructure protection, demographic analytics, digital marketing and measurement, and customer call center experience.

•
Media and Advertising. Our clients include both the buy-side and sell-side of the advertising and media landscapes, including advertisers, agencies, ad enablers, publishers and performance marketing providers. Within this industry, we provide marketing solutions that enable identification and targeting of customers, optimization of media investments and measurement of campaign effectiveness.

•
Retail and eCommerce. Our clients include department stores, travel and hospitality companies, consumer packaged goods providers, educational institutions and auto parts manufacturers. Within this industry, we primarily provide marketing data analytics, media intelligence platform, and Internet infrastructure services.

•
Internet. Our clients include eCommerce, consumer Internet services (e.g. social networks), and online gaming companies.  Within this industry, we primarily provide security services such as managed DNS, website personalization, and protection against cyber attacks, as well as marketing analytics and measurement.

•
Technology. Our clients include hardware, consumer electronics, software, SaaS companies and high-tech manufacturers. Within this industry, we primarily provide security services such as protection against cyber attacks and website personalization, as well as call center optimization.

Our clients include over 15,000 different corporate entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other clients. No single corporate entity accounted for more than 10% of our total revenue in 2014. The amount of our revenue derived from clients inside the United States was $776.0 million, $839.3 million and $901.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. The amount of our revenue derived from clients outside the United States was $55.4 million, $62.7 million and $62.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $418.2 million, $446.4 million and $474.8 million for the years ended December 31, 2012, 2013 and 2014, respectively, and represented 50%, 49% and 49% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively. Our total revenue from our contracts with NAPM includes revenue from our NPAC Services, connection services related to our NPAC Services and NPAC-related system enhancements.
We currently operate in one operating segment. A single management team reports to the chief operating decision maker who manages the entire business. We do not operate any separate lines of businesses or separate business entities with respect to the sale and support of our services. For further discussion of enterprise-wide results, including goodwill and intangible assets, revenue, total long-lived assets, as well as information concerning our international operations, see Note 4 and Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this report.
Competition
We have a number of competitors for our services:

•
Marketing Services. Our primary competitors include Comscore, Inc., Acxiom Corporation, Nielsen N.V., Adobe Systems Incorporated, DataLogix International Inc. and Oracle Corporation, which compete with us in customer intelligence, activation, and media intelligence.

•
Security Services. Our competitors include Akamai Technologies, Inc. which competes with us in services that protect against cyber attacks. With respect to our registries, our primary competitors include VeriSign, Inc. and Afilias Limited. With respect to our managed DNS services, our competitors include VeriSign, Inc. and OpenDNS, Inc.

•
Data Services. Our competitors include Synchronoss Technologies, Inc., Telcordia Technologies, Inc., a wholly-owned subsidiary of LM Ericcson Telephone Company, and Syniverse Technologies, LLC. With respect to caller-name identification services, we compete with Transaction Network Services, Inc. We are the sole operator of the authoritative registry for U.S. common short codes and there are no other providers currently providing the services we offer.

•	NPAC Services. There are no other providers currently providing the services we offer as the Local Number Portability Administrator, or LNPA. Our existing NPAC contracts expire on June 30, 2015.
NAPM has initiated a process to select the next LNPA. We are participating in the NAPM Request For Proposal process and seek to be selected to continue to provide the NPAC Services. (For more information regarding the current status of the selection process, see “Risk Factors — Risks Related to Our Business — The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services, or if these contracts are terminated or modified in a manner that is adverse to us, our business, prospects, financial condition and results of operations will be materially adversely affected.” in Item 1A of this report).
With respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, operator of the authoritative registry for the .us and .biz Internet domain names, and the operator of the authoritative registry for U.S. common short codes, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or could allow the contract to terminate in accordance with its terms. If any of these contracts were allowed to terminate, or otherwise were not extended, we could be required to compete with other providers to continue the services we are currently providing under these contracts. The U.S. Department of Commerce recently conducted a competitive procurement process with respect to our contract to act as the operator of the authoritative registry for the .us domain name, and as a result of this competitive process, we received the contract award and entered into a contract for renewal on February 28, 2014. This new contract is for a term of three years, with two additional one-year extension options.
Competitive factors in the market for our services include breadth and quality of services offered, reliability, security, cost-efficiency, privacy compliance and client support. Our ability to compete successfully depends on numerous factors, both within and outside our control, including:

•	our responsiveness to clients’ needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to continue to develop technical innovations and invest in product development; and

•	the quality, reliability, security and price-competitiveness of our services.
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
Employees
As of December 31, 2014, we had 1,576 employees. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Contracts
We provide many of our services pursuant to private commercial and government contracts.  Specifically, in the United States, we provide centralized wireline and wireless number portability services pursuant to seven regional contracts with the NAPM, and implement the allocation of pooled blocks of telephone numbers and manage the North American Numbering Plan pursuant to contracts with the Federal Communications Commission, or FCC. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with NAPM. The North American Number Council, or NANC, a federal advisory committee to which the FCC has delegated limited oversight responsibilities, reviews and oversees NAPM’s management of these contracts. See — “Regulatory Environment — Telephone Numbering.”
Our seven regional contracts with NAPM provide for an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $410.7 million, $437.4 million and $465.8 million in 2012, 2013 and 2014, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. If the actual volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year.
Under the fixed-fee model, our fees are billed to telecommunications service providers based on their allocable share of the total annual charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenue of all U.S. telecommunications service providers, as determined by the FCC. Under these contracts, we also bill to our clients a revenue recovery collections fee, or RRC fee, equal to a percentage of monthly billings, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee proves insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our directory services also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM continue through June, 30 2015. Each regional contract with NAPM automatically renews for another year at the current pricing terms when it expires on June 30, 2015, unless NAPM provides notice of non-renewal at least 90 days before June 30, 2015. If NAPM does not renew the contracts, NAPM may elect to extend the regional contracts at the current pricing terms for up to (i) 180 days if NAPM also elects to license from us the source code we use to provide NPAC services or (ii) 18 months if NAPM does not elect to license our source code.  We may also be required to provide transition services during any contract extension or for up to 180 days if the contracts are not extended. (See “Risk Factors — Risks Related to Our Business — The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services, or if these contracts are terminated or modified in a manner that is adverse to us, our business, prospects, financial condition and results of operations will be materially adversely affected.” in Item 1A of this report).
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
We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC to us in 2003. In July 2012, we were awarded a new contract to serve as the North American Numbering Plan Administrator for a term not to exceed five years. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In July 2013, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was one year, commencing in July 2013, with four possible one-year extensions exercisable at the election of the FCC. In July 2014, the FCC exercised the first of the four one-year extension options to extend the current contract through July 14, 2015.
We are the operator of the .biz Internet top-level domain by contract with the Internet Corporation for Assigned Names and Numbers, or ICANN. The .biz contract was originally granted to us in May 2001. In August 2013, the .biz contract was extended through June 30, 2019. Similarly, pursuant to a contract with the U.S. Department of Commerce, originally awarded in October 2001, we operate the .us Internet top-level domain. The Department of Commerce recently conducted a competitive procurement process with respect to this contract, and as a result of this competitive process, we were awarded the contract on February 28, 2014. This new contract is for a term of three years, with two additional one-year extension options exercisable at the election of the Department of Commerce. The .biz and .us contracts allow us to provide domain name registration services to domain name registrars, who pay us on a per-name basis.
We have an exclusive contract with the CTIA — The Wireless Association® to serve as the registry operator for the administration of U.S. Common Short Codes. U.S. Common Short Codes are short strings of numbers to which text messages can be addressed — a common addressing scheme that works across all participating wireless networks. We provide U.S. Common Short Code registration services to wireless content providers, who pay us subscription fees per each U.S. Common Short Code registered. We were awarded this contract in October 2003 through an open proposal process by the major wireless carriers. In June 2008, the contract was amended to extend the term through December 2015. CTIA has initiated a selection process for the contract following the expiration of the current term. We are participating in the selection process but we may not be selected to serve as the registry operator. If we are selected to continue to provide these services, it may be under terms and conditions that are less favorable than those in effect today.
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
On November 3, 2005, BellSouth Corporation, or BellSouth, filed a petition with the FCC seeking changes in the way our clients are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 13, 2015, the FCC had not initiated a formal rulemaking process and the BellSouth petition remains pending. Similarly, on May 20, 2011, Verizon Communications Inc. and Verizon Wireless Inc. filed a joint petition, the Verizon Petition, with the FCC seeking a ruling that certain carrier initiated modifications of NPAC records be excluded from the costs of the shared NPAC database and be paid for instead by the provider that caused such costs to be incurred.  In response to the Verizon Petition, the FCC requested comments from interested parties. On April 18, 2013, the FCC initiated a rulemaking concerning interconnected VoIP providers direct access to telephone numbers in which it asked for comment on the question of whether the FCC should initiate a rulemaking to examine the FCC's cost allocation rules for number administration, portability and pooling more generally. As of February 13, 2015, the FCC had not initiated a formal rulemaking process and the Verizon Petition remains pending.
After the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc., d/b/a iconectiv, a wholly owned subsidiary of the Swedish telecommunications equipment manufacturer, Ericsson, filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government-managed procurement in their place. As of February 13, 2015, the FCC had not initiated a formal rulemaking process on either of these petitions, and the Telcordia petitions are still pending. Although these Telcordia petitions remain pending, we believe that they have been superseded by the initiation of a selection process for the next LNPA at the expiration of the existing contracts. (See “Risk Factors — Risks Related to Our Business — The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services, or if these contracts are terminated or modified in a manner that is adverse to us, our business, prospects, financial condition and results of operations will be materially adversely affected.” in Item 1A of this report).
North American Numbering Plan Administrator and National Pooling Administrator.  We have contracts with the FCC to act as the North American Numbering Plan Administrator and the National Pooling Administrator, and we must comply with the rules and regulations of the FCC that govern our operations in each capacity. We are charged with administering numbering resources in an efficient and non-discriminatory manner, in accordance with FCC rules and industry guidelines developed primarily by the Industry Numbering Committee. These guidelines provide governing principles and procedures to be followed in the performance of our duties under these contracts. The communications industry regularly reviews and revises these guidelines to adapt to changed circumstances or as a result of the experience of industry participants in applying the guidelines. A committee of the NANC evaluates our performance against these rules and guidelines each year and provides an annual review to the NANC and the FCC. If we violate these rules and guidelines, or if we fail to perform at required levels, the FCC may reevaluate our fitness to serve as the North American Numbering Plan Administrator and the National Pooling Administrator and may terminate our contracts or impose fines. The division of the NANC responsible for reviewing our performance as the North American Numbering Plan Administrator and the National Pooling Administrator has determined that, with respect to our performance in 2013, we “more than met” our performance guidelines under each such respective review. Similar reviews of our performance in 2014 have not yet been completed.
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
In contemplation of the initial public offering of our securities, we sought and obtained FCC approval for a “safe harbor” from previous orders of the FCC that allowed us to consummate the initial public offering for our securities but required us to seek prior approval from the FCC for any change in our overall ownership structure, corporate structure, bylaws, or distribution of equity interests, as well as certain types of transactions, including the issuance of indebtedness by us. Under the safe harbor order, we are required to maintain provisions in our organizational and other corporate documents that require us to comply with all applicable neutrality rules and orders. We are no longer required to seek prior approval from the FCC for many of these changes and transactions, although we are required to provide notice of such changes or transactions. In addition, we are subject to the following requirements under the safe harbor order:

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
Intellectual Property
Our success depends in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality and license agreements with our employees, consultants, outsourcing suppliers, partners, distributors, clients, and potential clients and limit access to and distribution of our software, documentation, and other proprietary information. We believe, however, that because of the rapid pace of technological change, these legal protections for our services are less significant factors in our success than the knowledge, ability, and experience of our employees and the timeliness and quality of our services. In addition, where appropriate, we seek patent protection for our proprietary technology used in our service offerings.

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
We have filed, as exhibits to this Annual Report on Form 10-K, the certification of our principal executive officer and principal financial officer regarding the quality of our public disclosures, which is required to be filed with the SEC, under Section 302 of the Sarbanes Oxley Act of 2002.
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
Risks related to our business
The loss of, or damage to, a data center or any other failure or interruption to our system architecture and / or network infrastructure could materially harm our revenue and impair our ability to conduct our operations.
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
Our system architecture is integral to our ability to process a high volume of transactions in a timely and effective manner. Moreover, both we and our clients rely on hardware, software and other computer technology and equipment developed, supported and maintained by third-party providers. We could experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, for example:

•	damage to, or failure of, our computer software or hardware or our connections to, and outsourced service arrangements with, third parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we or our clients rely to access our data centers and other systems;

•	errors in the processing of data by our systems;

•	computer viruses, malware or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our clients;

•	virtual hijacking of traffic destined to our systems; and

•	power loss, communications failures, pandemics, wars, acts of terrorism, political unrest or other man-made or natural disasters.
We may not have sufficient redundant systems or back-up facilities to allow us to receive and process data if one or more of the foregoing events occurs. Further, increases in the scope of services that we provide increase the complexity of our network infrastructure. As the scope of services we provide expands or changes in the future, we may be required to make significant expenditures to establish new data centers and acquire additional network capacity from which we may provide services. Moreover, as we add clients, expand our service offerings and increase our visibility in the market we may become a more likely target of attacks similar to those listed in the bullets above. The number of electronic attacks and viruses grows significantly every year, as does the sophistication of these attacks. For example, undetected attackers may be able to monitor unencrypted Internet traffic anywhere in the world and modify it before it reaches our destination, and these attackers may harm our clients by stealing personal or proprietary information, Internet email or IP addresses. If we are not able to react to threats quickly and effectively and stop attackers from exploiting vulnerabilities or circumventing our security measures, the integrity of our systems and networks, and those of our clients and trading partners, may be adversely affected. If we cannot adequately secure and protect the ability of our data centers, offices, networks and related systems to perform consistently at a high level and without interruptions, or if we otherwise fail to meet our clients’ expectations:

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
The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services, or if these contracts are terminated or modified in a manner that is adverse to us, our business, prospects, financial condition and results of operations will be materially adversely affected.
We provide NPAC Services pursuant to seven separate contracts with North American Portability Management LLC, or NAPM, an industry group that represents all carriers in the United States. These seven contracts, each of which represented between 4.9% and 9.2% of our total revenue in 2014, in the aggregate represented approximately 48% of our total revenue in 2014. These contracts are not exclusive and NAPM could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. The contracts could be terminated or modified in ways unfavorable to us. These contracts are currently scheduled to expire on June 30, 2015.
NAPM has initiated a process to select the next LNPA following the expiration of the current contracts. NAPM posted a Request for Proposal on February 5, 2013 and we submitted a proposal on April 5, 2013, which we revised on September 18, 2013. On October 21, 2013, we requested the opportunity for all bidders in the selection process to submit additional revised proposals. Together with that request, we also submitted a sealed revised proposal. On January 24, 2014, NAPM notified us that our October 21, 2013 proposal would not be considered.
On June 9, 2014, the Wireline Competition Bureau of the FCC issued a public notice seeking comment on the NANC's recommendation to select Telcordia Technologies, Inc., d/b/a iconectiv, a wholly owned subsidiary of the Swedish telecommunications equipment manufacturer, Ericsson, as the sole vendor to serve as the next LNPA. Ultimately, the FCC will rule on the NANC’s recommendation. We continue to compete vigorously in the selection process and maintain the positions that we have set forth in our FCC filings. We disagree with the NANC recommendation of Telcordia and will oppose its adoption by the FCC. The FCC may elect not to take action favorable to us in response to our filings. And, ultimately, we may not be selected by the FCC to serve as the LNPA. Additionally, delays in the final outcome of the competitive proposal process could negatively impact the market price of our common stock.
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
We are exposed to risks related to cybersecurity and protection of confidential information.
Our operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to our products and services and confidential and sensitive information about our clients and others. We expend significant resources on security measures to protect our data and infrastructure against security breaches and cyber attacks and use a complex system of internal processes and software controls along with policies, procedures and training to protect the confidentiality of client data and sensitive information.  The cyber risks we face range from cyber attacks common to most industries, to more advanced threats that target us due to our sales of security-related solutions.  Breaches of our technology and systems or those of our third party service providers and vendors, whether from circumvention of security systems, denial of service attacks or other cyber-attacks, hacking, computer viruses or malware, technical malfunction, employee error, malfeasance, physical breaches, system disruptions or other actions could cause material interruptions or malfunctions of our products and services or those of third party service providers and may compromise the confidentiality and integrity of confidential or sensitive information regarding our business or clients.  Any material incidents or even a perceived breach of our security measures could cause us to experience reputational harm, loss of clients, regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard our clients’ information or financial losses that are either not insured against or not fully covered through any insurance we maintain.  As a global company, we could also be impacted by existing and proposed U.S. and foreign laws and regulations, as well as government policies and practices related to cybersecurity, privacy and data protection.  Any of the foregoing could materially impact our business, operating results or financial condition.
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
If we fail to meet the expectations of the FCC, the U.S. Department of Commerce or any of our other clients that has the right to unilaterally terminate their contracts with us for any reason, including for performance-related or other reasons, the clients may unilaterally terminate the contracts or require us to modify the contracts in ways unfavorable to us, either of which could lead to an unexpected loss of revenue and adversely affect our operating performance. The loss or significant modification of a major contract also could cause us to suffer a loss of reputation that would make it more difficult for us to compete for contracts to provide similar services in the future. Further, a termination arising out of our default under a contract could expose us to liability for breach of contract.
Failure to comply with neutrality requirements could result in loss of significant contracts.
Pursuant to orders and regulations of the U.S. government and provisions contained in our material contracts, we must comply with certain ongoing neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, interconnected VoIP provider, telecommunications industry segment, technology, or group of telecommunications consumers over any other telecommunications or VoIP service provider, industry segment, technology, or group of consumers in the conduct of our business. The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide. We provide to the FCC and the NANC, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements. Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or lenders. For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations. Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S. government and commercial contracts may result in fines, corrective measures, termination of our contracts, or exclusion from bidding on future contracts, any one of which could have a material adverse effect on our results of operations.
Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or otherwise adversely affect our business.
Certain of our domestic operations and many of our clients’ operations are subject to regulation by the FCC and other federal, state and local agencies. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If such statutory or regulatory changes were to occur, the demand for many of our services could change in ways that we cannot predict and our revenue could decline, or our costs could increase due to such changes. These risks include the ability of the federal government, most notably the FCC, the Department of Commerce and the Federal Trade Commission, to:

•	increase or change regulatory oversight over services we provide;

•
adopt or modify statutes, regulations, policies, procedures or programs in ways that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts or contracts like the NPAC that are subject to a competitive proposal process, including the manner in which we charge for certain of our services. For example,

•
in November 2005 major carriers filed petitions with the FCC seeking changes in the way our clients are billed for services provided by us under our contracts with North American Portability Management LLC; Verizon Corporation filed a similar petition with the FCC in May 2011;

•
after the amendment of our contracts with NAPM in September 2006, Telcordia filed a petition with the FCC requesting an order that would require North American Portability Management LLC to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government managed procurement in their place. If successful, either of these petitions could result in the loss of one or more of our contracts with North American Portability Management LLC or otherwise frustrate our strategic plans. Although the FCC has not initiated a formal rulemaking process on either of the Telcordia petitions, the FCC’s Wireline Competition Bureau issued orders on March 8, 2011 and May 16, 2011 for NAPM to complete a process to select the next LNPA at the expiration of the current contracts. See “-The revenue we receive under our seven contracts with North American Portability Management LLC represents, in the aggregate, a substantial portion of our overall revenue. These contracts are not exclusive and could be terminated or modified in ways unfavorable to us. These contracts are due to expire in June 2015 and are currently subject to a competitive proposal process. If we are not selected to continue to provide these services, or if these contracts are terminated or modified in a manner that is adverse to us, our business, prospects, financial condition and results of operations will be materially adversely affected.”; and

•
in January 2014, the FCC issued a Report and Order and Notice of Proposed Rulemaking and Notice of Inquiry, commencing voluntary experiments intended to assess the impact of the potential future transition in the telecommunications industry from traditional dedicated circuit network architecture to a design where all forms of traffic - voice, video, and information - are transmitted digitally over IP-based networks, or the IP Transition. Although the purpose of the experiments is to gather data only and no specific regulatory changes relating to the IP Transition have been proposed, this FCC action may indicate increasing momentum in connection with the implementation of the IP Transition;

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
Much of the data that we use in connection with our information and analytics services is purchased or licensed from third parties, obtained from public record sources or provided to us as part of a broader business relationship with a client. If we are not able to obtain this data on favorable economic terms or otherwise, or link to this data, or if the data we obtain is inaccurate, our ability to provide information and analytics services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.
Regulatory and statutory requirements, changes in requirements regarding privacy and data protection or public perceptions of data usage may increase our costs or otherwise adversely affect our business.
Our business operations are subject to a variety of complex privacy and data protection laws and regulations in the United States at both the state and federal levels, and in other jurisdictions. These statutory and regulatory requirements are evolving, increasing in complexity and number, and may change significantly. How companies collect, process, use, store, share or transmit personal data is subject to increasing scrutiny by governments as well as the public, which could influence the adoption of legislation or regulation. There may be conflicts among the privacy and data protections laws adopted by the various countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and could be interpreted in ways that could restrict our use of data to provide information and analytics services to our clients or otherwise harm our business. We may need to incur significant costs or modify our business practices and/or our services in order to comply with existing or revised laws and regulations, or to adapt to changing public attitudes about data usage. Any restrictions on our ability to provide services to clients or costs to modify our business practices and/or services could have a material adverse effect on our results of operations or prospects. If we are not able to comply with applicable laws, we may be subject to significant monetary penalties, orders demanding that we cease alleged noncompliant activities, fines and/or criminal prosecution in one or more jurisdictions. These or other remedies could have a material adverse effect on our results of operation or financial condition. Our failure or alleged failure to comply with privacy and data protection laws, or with public attitudes about data usage, including any perception of our practices as an invasion of privacy, could harm our reputation, result in legal actions against us by governmental authorities or private claimants or cause us to lose clients, any of which could have a material adverse effect on our results of operations or prospects.
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
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Our effective tax rate can be affected by changes in our mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, establishment of accruals related to contingent tax liabilities and period-to-period changes in such accruals, the expiration of statutes of limitations, the implementation of tax planning strategies and changes in tax laws. The impact of these factors may be substantially different from period to period. Due to the ambiguity of tax laws and the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. In addition, our income tax returns are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities, which may negatively affect our results of operations. Moreover, indemnification rights that we may have in respect of tax liabilities may be insufficient or unavailable to protect us against such liabilities.
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
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and may retroactively affect previously reported results.
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

•	clients with a significant volume of transactions may have enhanced leverage in pricing negotiations with us; and

•	potential clients may find it economically advantageous to handle certain functions internally instead of using our services.
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
We currently provide services to clients located in various international locations. We intend to pursue additional international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

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
As of December 31, 2014, borrowings under our 2013 Credit Facilities and Senior Notes were approximately $783.3 million, and we had unused revolving commitments of $8.2 million (after giving effect to borrowings of $175.0 million and $16.8 million of outstanding letters of credit). In addition, the 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of December 31, 2014, the total amount of such potential incremental increases we could request was approximately $631.5 million.
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
Borrowings under our 2013 Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.7 million change in annual interest expense on our indebtedness under our 2013 Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Risks Related to Our Common Stock
Our common stock price may be volatile.
The market price of our Class A common stock has fluctuated, and may continue to fluctuate, widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the telephone, Internet and data analytics industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	developments in the vendor selection process to provide NPAC Services under contracts with NAPM when our current contracts expire in June 2015;

•	changes in general valuations for communications and data analytics companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.
Each of these factors, among others, could have a material adverse effect on the market price of our Class A common stock. Recently, the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. Some companies that have had volatile market prices for their securities have had securities class action suits filed against them. Such a lawsuit was filed against us in July 2014. While this lawsuit was dismissed, if another class action lawsuit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400. As of December 31, 2014, we leased approximately 550,000 square feet of space, primarily in the United States, and to a lesser extent in Europe and Colombia, in support of general office and sales operations. We own a 54,000 square foot facility in Englewood, Colorado. As of February 13, 2015, we believe that our facilities have sufficient capacity to meet the current and projected needs of our business. We periodically evaluate the adequacy of existing facilities and the availability of additional facilities, and we believe that additional or alternative space, if needed, will be available as needed in the future on commercially reasonable terms. The following table lists our major locations that are primarily used for administrative, sales, marketing, support and research and development operations:

Leased Property Locations	Approximate Square Footage
Sterling, VA, United States	192,000
McLean, VA, United States	44,000
California, United States	209,000
Kentucky, United States	36,000
Illinois, United States	7,000
Utah, United States	8,000
District of Colombia, United States	13,000
New York, United States	19,000
Bogotá, Colombia	3,000
Staines, United Kingdom	3,000
Heredia, Costa Rica	13,000

Owned Property Locations	Approximate Square Footage
Colorado, United States	54,000
Upon expiration of the property leases, we expect to obtain renewals or to lease alternative space. Lease expiration dates range from 2015 through 2023.

ITEM 3.	LEGAL PROCEEDINGS
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System, or OFPRS, individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, Alexandria Division, or the Alexandria Division, against us and certain of our senior executive officers.  The OFPRS complaint asserted claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased our securities between April 19, 2013 and June 6, 2014, inclusive, and sought unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief.
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff.  On November 6, 2014, the IPRS filed an amended complaint and on December 8, 2014, we moved to dismiss IPRS’s amended complaint.  On December 22, 2014, IPRS filed its opposition to our motion to dismiss.  On December 29, 2014, we filed a reply brief to the IPRS opposition.  The Alexandria Division heard oral arguments on the motions on January 22, 2015 and on January 27, 2015, and issued an order granting our motion to dismiss IPRS’s amended complaint with prejudice.  IPRS has the right to appeal the dismissal.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 9, 2015, our Class A common stock was held by 175 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended December 31, 2013
First quarter	$47.07	$42.66
Second quarter	$50.03	$42.38
Third quarter	$56.51	$49.48
Fourth quarter	$49.95	$45.40
Fiscal year ended December 31, 2014
First quarter	$49.59	$32.51
Second quarter	$34.38	$24.14
Third quarter	$29.80	$24.74
Fourth quarter	$27.80	$24.35
There is no established public trading market for our Class B common stock. As of February 9, 2015, our Class B common stock was held by 5 stockholders of record.
Dividends
We did not pay any cash dividends on our Class A or Class B common stock in 2013 or 2014 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. Our 2013 Term Facility limits our ability to declare or pay dividends to an amount up to $100 million per year. We currently intend to retain any future earnings to finance our operations and growth. We are limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our Board of Directors deems relevant.
Purchases of Equity Securities
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	10,646	$25.56	—	$—
November 1 through November 30, 2014	1,313	26.74	—
December 1 through December 31, 2014	1,784	25.99	—	—
Total	13,743	$25.73	—	$—

(1)
The number of shares purchased represents shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

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
The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2014. The selected consolidated statements of operations data for each of the three years ended December 31, 2012, 2013 and 2014, and the selected consolidated balance sheet data as of December 31, 2013 and 2014, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2010 and 2011, and the selected consolidated balance sheet data as of December 31, 2010, 2011 and 2012, have been derived from our audited consolidated financial statements and related notes not included in this report.

The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$520,866	$620,455	$831,388	$902,041	$963,588
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	111,282	137,992	185,965	212,572	247,115
Sales and marketing	86,363	109,855	163,729	178,017	198,142
Research and development	13,780	17,509	29,794	27,993	27,739
General and administrative	65,496	96,317	81,797	93,930	104,970
Depreciation and amortization	32,861	46,209	92,955	100,233	117,785
Restructuring charges	5,361	3,549	489	2	6,521
	315,143	411,431	554,729	612,747	702,272
Income from operations	205,723	209,024	276,659	289,294	261,316
Other (expense) income:
Interest and other expense	(6,995)	(6,279)	(34,155)	(34,527)	(26,218)
Interest and other income	7,582	1,966	596	357	445
Income from continuing operations before income taxes	206,310	204,711	243,100	255,124	235,543
Provision for income taxes, continuing operations	82,282	81,137	87,013	92,372	71,849
Income from continuing operations	124,028	123,574	156,087	162,752	163,694
(Loss) income from discontinued operations, net of tax	(17,819)	37,249	—	—	—
Net income	$106,209	$160,823	$156,087	$162,752	$163,694
Basic net income (loss) per common share:
Continuing operations	$1.66	$1.69	$2.34	$2.52	$2.84
Discontinued operations	(0.24)	0.51	—	—	—
Basic net income per common share	$1.42	$2.20	$2.34	$2.52	$2.84
Diluted net income (loss) per common share:
Continuing operations	$1.63	$1.66	$2.30	$2.46	$2.75
Discontinued operations	(0.23)	0.50	—	—	—
Diluted net income per common share	$1.40	$2.16	$2.30	$2.46	$2.75
Weighted average common shares outstanding:
Basic	74,555	72,974	66,737	64,463	57,647
Diluted	76,065	74,496	67,956	66,108	59,535

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$345,372	$132,782	$343,921	$223,309	$326,577
Working capital	345,221	196,442	368,326	264,245	343,053
Goodwill and intangible assets	143,625	910,946	860,665	920,102	991,891
Total assets	733,874	1,382,610	1,526,724	1,508,863	1,739,108
Deferred revenue and client credits, excluding current portion	10,578	10,363	9,922	12,061	27,017
Long-term note payable and capital lease obligations, excluding current portion	4,076	586,727	577,505	610,711	780,897
Total stockholders’ equity	596,112	502,634	646,608	589,574	618,906

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
In 2014, we made significant progress in achieving our strategy to become a leading provider of information services and analytics. We launched new services, augmented our capabilities and entered into new partnerships with leading mobile media and measurement companies. In the fourth quarter of 2013, we aligned our teams into a functional organization. This initiative was completed in 2014 with the alignment of our sales and marketing teams into key industry verticals to serve our clients more effectively. In addition, in April 2014, we completed the acquisition of .CO Internet S.A.S, or .CO Internet, and are now the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. We also continued to compete for the NPAC contract and advance our position that we are the logical choice to remain as the NPAC administrator.
Revenue for the year increased 7% to $963.6 million compared to $902.0 million in 2013. This increase in revenue was driven by a 24% increase in Security Services revenue, a 17% increase in Marketing Services revenue, and a 6% increase in NPAC Services revenue. Of note, the 24% increase in Security Services revenue included an 11% contribution from .CO Internet. These increases were partially offset by a 7% decrease in Data Services due to a decrease in revenue from caller identification services.
In May 2010, the NAPM announced a process to select the next Local Number Portability Administrator, or LNPA, commencing July 1, 2015. On June 9, 2014, the Wireline Competition Bureau, or WCB, of the Federal Communications Commission, or FCC, issued a public notice seeking comment on the NANC's recommendation to select Telcordia Technologies, Inc., d/b/a iconectiv, a wholly owned subsidiary of the Swedish telecommunications equipment manufacturer, Ericsson, as the sole vendor to serve as the next LNPA.  This comment and reply period concluded on August 22, 2014. On November 7, 2014, the WCB issued a public notice seeking comment on the petitions that we filed for declaratory ruling in February and October of 2014. In these petitions, we asked the FCC to remedy several deficiencies in the LNPA selection process. This comment and reply period concluded on December 3, 2014. The authority to select the vendor to serve as the next LNPA rests with the FCC. We continue to compete vigorously in the selection process, advancing the positions in our filings with the FCC.
During 2014, we continued to execute our capital allocation strategy. We completed a share repurchase program under which we purchased approximately 7.1 million shares of our common stock at an average price of $28.30 per share for a total of approximately $200 million. During the same period, the average end of day price of our common stock was $29.55.
Our Company
We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of real-time information services and analytics, including marketing services, security services, and data services.
Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, depreciation and amortization, and restructuring charges.
Cost of revenue includes all direct materials costs, direct labor costs, and indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies, payment processing fees, and general facilities costs. Our primary cost of revenue is personnel costs associated with service implementation, product maintenance, client deployment and client care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid to third parties related to our U.S. Common Short Code services and registry gateway services. Cost of revenue also includes costs relating to our information technology and systems department, including network costs, data center maintenance, database management, data processing costs and general facilities costs.
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
Our 2014 annual goodwill impairment analysis, which we performed for our single reporting unit as of October 1, 2014, did not result in an impairment charge. We compared our enterprise value to our reporting unit carrying value as of October 1, 2014. As a result of this analysis, we determined that the estimated fair value of our reporting unit was substantially in excess of the carrying value.
We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable; however, there are a number of factors, including factors outside of our control, such as stock price volatility, that could cause actual results to differ from our estimates.
Any changes to our key assumptions about our business and our prospects, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance could result in a change of our operating segment or reporting unit, requiring a reallocation and impairment analysis of our goodwill. A goodwill impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. As of December 31, 2014, we had $689.3 million of goodwill.
Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with NAPM, we bill a revenue recovery collections fee, or RRC fee, equal to a percentage of monthly billings to our clients. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual client. During the year ended December 31, 2012 and for the six months ended June 30, 2013, the RRC fee was 0.65%. On July 1, 2013, the RRC rate was reduced to 0.50% and remained at that level through December 31, 2014. Any accrued RRC fees in excess of uncollectible receivables are paid back to the clients annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.
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
We file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject. During 2014, the Internal Revenue Service, or IRS, completed an examination of our federal income tax return for the year ended December 31, 2009. The audit resulted in no adjustments. The IRS has initiated an examination of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary. While the ultimate outcome of the audit is uncertain, we do not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the Compensation — Stock Compensation Topic of the FASB ASC which requires the measurement and recognition of compensation expense for stock-based awards granted to employees based on estimated fair values on the date of grant.
See Note 12 to our Consolidated Financial Statements in Item 8 of Part II of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the years covered in this report.
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets for the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in performance. If any performance goals specific to the restricted stock unit awards are not met, we do not recognize any compensation cost for such awards, and we reverse any such compensation costs to the extent previously recognized. As of December 31, 2014, the level of achievement of the performance target awards for performance years 2012, 2013 and 2014 was 129.5%, 111.2% and 123.5%, respectively.
During 2014, we revised our estimate of the level of achievement of the performance awards for the performance year of 2014 from 100% of target to 123.5% of target. Our consolidated net income for the year ended December 31, 2014 was $163.7 million and diluted earnings per share was $2.75 per share. If we had continued to use the previous estimate of the level of achievement of 100% of the performance target for the performance year of 2014, the as adjusted net income for the year ended December 31, 2014 would have been approximately $166.7 million and the as adjusted diluted earnings per share would have been approximately $2.80 per share. As of December 31, 2014, the performance years 2012, 2013 and 2014 were complete and the levels of achievement of the performance targets were fixed.

Consolidated Results of Operations
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2014
The following table presents an overview of our results of operations for the years ended December 31, 2013 and 2014.

	Years Ended December 31,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue	$902,041	$963,588	$61,547	6.8%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	212,572	247,115	34,543	16.3%
Sales and marketing	178,017	198,142	20,125	11.3%
Research and development	27,993	27,739	(254)	(0.9)%
General and administrative	93,930	104,970	11,040	11.8%
Depreciation and amortization	100,233	117,785	17,552	17.5%
Restructuring charges	2	6,521	6,519	325,950.0%
	612,747	702,272	89,525	14.6%
Income from operations	289,294	261,316	(27,978)	(9.7)%
Other (expense) income:
Interest and other expense	(34,527)	(26,218)	8,309	(24.1)%
Interest and other income	357	445	88	24.6%
Income before income taxes	255,124	235,543	(19,581)	(7.7)%
Provision for income taxes	92,372	71,849	(20,523)	(22.2)%
Net income	$162,752	$163,694	$942	0.6%

Net income per share:
Basic	$2.52	$2.84
Diluted	$2.46	$2.75
Weighted average common shares outstanding:
Basic	64,463	57,647
Diluted	66,108	59,535
Revenue
Revenue. Revenue increased $61.5 million driven by strong demand for our Security and Marketing Services and a $28.4 million increase in revenue from NPAC Services. Security Services revenue increased $26.8 million driven by an increase in revenue of $16.3 million from domain name registries and an increase in demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by .CO Internet, which contributed $12.6 million since we acquired this entity. Revenue from our Marketing Services increased $20.8 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses. Data Services revenue decreased $14.5 million driven by a total decrease of $16.2 million in revenue due to contractual changes in caller identification services, partially offset by an increase of $6.9 million in revenue from carrier provisioning services. The remaining decrease in Data Services revenue was driven by lower revenue from common short codes and user authentication and rights management services.
Expense
Cost of revenue.  Cost of revenue increased $34.5 million due to an increase of $18.3 million in personnel and personnel-related expense and an increase of $16.1 million in costs related to our information technology and systems. The increase in personnel and personnel-related expense included an increase in stock-based compensation. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.
Sales and marketing.  Sales and marketing expense increased $20.1 million due to an increase of $11.9 million in personnel and personnel-related expense, an increase of $4.0 million in advertising and marketing costs and an increase of $4.2 million in maintenance and general facilities costs. The increase in personnel and personnel-related expense was driven by an increase in stock-based compensation. The increase in advertising and marketing costs was driven by $8.7 million in NPAC-related costs, partially offset by a decrease in costs associated with other professional fees.
Research and development.  Research and development expense decreased $0.3 million due to a decrease of $0.6 million in maintenance and general facilities costs, partially offset by an increase of $0.3 million in personnel and personnel-related expense.
General and administrative.  General and administrative expense increased $11.0 million due to an increase of $7.6 million in professional fees, an increase of $5.7 million in personnel and personnel-related expense and a decrease of $2.2 million in maintenance and other administrative costs. The increase in professional fees was driven by $9.0 million in costs related to the NPAC selection process, partially offset by a decrease in acquisition-related costs. The increase in personnel and personnel-related expense was driven by an increase of $7.1 million in stock-based compensation expense, partially offset by a decrease in other personnel-related costs.
Depreciation and amortization.  Depreciation and amortization expense increased $17.6 million due to an increase of $11.8 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $5.7 million related to an increase in capitalized software development costs and build-out of facilities.
Restructuring charges.  Restructuring expense increased $6.5 million attributable to our 2014 restructuring activities. We implemented this restructuring program to align our resources to serve our clients more effectively.
Interest and other expense.  Interest and other expense decreased $8.3 million due to a $10.9 million loss on debt modification and extinguishment, recorded in the first quarter of 2013 and incurred in connection with the refinancing of our 2011 Credit Facilities. This decrease was partially offset by a $2.5 million increase in losses recorded in connection with asset disposals and an increase in interest expense driven by additional borrowings under the 2013 Credit Facilities.
Interest and other income.  Interest and other income for the year ended December 31, 2013 was comparable to that recorded for the year ended December 31, 2014.
Provision for income taxes.  Our effective tax rate for the year ended December 31, 2014 decreased to 30.5% from 36.2% for the year ended December 31, 2013. During 2014, we recorded $12.2 million of discrete items primarily associated with a change in estimate of our domestic production activities deduction for the years 2009 through 2013 and a reversal of unrecorded tax benefits upon the completion of an IRS audit for the year ended December 31, 2009. During 2013, we recorded $4.8 million of discrete tax benefits primarily due to research tax credits and a worthless stock deduction. Excluding discrete tax items, our effective tax rates were approximately 38.1% and 35.7% for the years ended December 31, 2013 and 2014, respectively. This decrease was driven by our domestic production activities deduction.

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
Revenue
Revenue. Revenue increased $70.7 million driven by strong demand for our services and a $28.2 million increase in revenue from NPAC Services. Revenue from our Marketing Services increased $19.1 million, driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses. Data Services revenue increased $13.4 million driven by increased demand for services that enable our carrier clients to exchange essential operating information with multiple carriers. Revenue from our Security Services increased $10.0 million driven by an increase in demand for our DNS services.
Expense
Cost of revenue.  Cost of revenue increased $26.6 million due to an increase of $10.4 million in personnel and personnel-related expense, an increase of $8.4 million in costs related to our information technology and systems, an increase of $5.4 million in royalties, and an increase of $2.4 million in contractor costs incurred to support our business operations. The increase in personnel and personnel-related expense was due to increases in stock-based compensation and other personnel-related costs. In addition, the increase in costs related to our information technology and systems was associated with increased sales that resulted in increased data processing, telecommunications, and maintenance costs.
Sales and marketing.  Sales and marketing expense increased $14.3 million due to an increase of $9.3 million in personnel and personnel-related expense and an increase of $5.0 million in advertising and marketing costs. The increase in personnel and personnel-related expense was due to increases in stock-based compensation and other personnel-related costs, driven by the expansion of our sales and marketing teams to support service offerings. The increase in advertising and marketing costs was driven by costs incurred to promote awareness of our services and outsourced fees incurred to support our long-term sales strategy.
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
Interest and other income.  Interest and other income for the year ended December 31, 2012 was comparable to that recorded for the year ended December 31, 2013.
Provision for income taxes.  Our effective tax rate for the year ended December 31, 2013 increased to 36.2% from 35.8% for the year ended December 31, 2012. During 2013, we recorded $4.8 million of discrete tax benefits primarily due to research tax credits and a worthless stock deduction. During 2012, we recorded $6.8 million of discrete tax benefits due to our domestic production activities deduction and utilization of foreign tax credits against federal income taxes. Excluding discrete tax benefits, our effective tax rates would have been approximately 38.6% and 38.1% for the years ended December 31, 2012 and 2013, respectively. This decrease is primarily associated with federal research tax credits recorded in 2013, partially offset by nondeductible transaction related costs in connection with our acquisition completed in the fourth quarter of 2013.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by our operating activities. Our principal uses of cash have been to fund share repurchases, acquisitions, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for capital expenditures, debt service requirements, share repurchases and acquisitions.
Total cash and cash equivalents were $326.6 million at December 31, 2014, an increase of $103.3 million from $223.3 million at December 31, 2013. This increase in cash and cash equivalents was due to cash provided by operations and cash proceeds from borrowings under our 2013 Credit Facilities, partially offset by cash used for share repurchases and acquisitions.
On June 17, 2014, Moody's downgraded our corporate credit rating due to an increase in perceived NPAC-related business risk. In particular, our corporate family rating was lowered from Ba2 to Ba3, our 2013 Term Facility rating was lowered from Ba1 to Ba2, and our Senior Notes rating was lowered from Ba3 to B2. Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt, or affect the interest rates charged on any of our debt, our debt covenant requirements, or cause any other operating issue.  This downgrade has not, and we do not believe it will have a significant impact on our operating results; however, if our credit ratings were to be further downgraded, our access to, and cost of, debt financing may be negatively impacted.
We believe that our existing cash and cash equivalents, cash from operations and available borrowings under our credit facilities will be sufficient to fund our operations for the next twelve months.

Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. For further discussion of this debt, see Note 7 to our Consolidated Financial Statements in Item 8 of Part II of this report.
Discussion of Cash Flows
2014 compared to 2013
Cash flows from operations
Net cash provided by operating activities for the year ended December 31, 2014 was $319.7 million, as compared to $287.9 million for the year ended December 31, 2013. This $31.8 million increase in net cash provided by operating activities was the result of an increase in non-cash adjustments of $21.3 million, an increase in net changes in operating assets and liabilities of $9.5 million and an increase in net income of $0.9 million.
Non-cash adjustments increased $21.3 million driven by an increase of $23.8 million in stock-based compensation, an increase of $17.6 million in depreciation and amortization expense, an increase of $6.4 million in excess tax benefits from stock option exercises, an increase of $1.1 million in loss of asset disposals, and an increase of $0.8 million in bad debt expense. These increases in non-cash adjustments were partially offset by a decrease of $17.2 million in deferred income taxes and a $10.9 million loss on debt modification and extinguishment recorded in 2013 that did not reoccur in 2014.
Net changes in operating assets and liabilities increased $9.5 million primarily due to an increase of $20.3 million in accounts and unbilled receivables, an increase of $12.0 million in other liabilities, an increase of $12.0 million in prepaid expenses and other current assets, and an increase of $1.1 million in deferred revenue. These increases in net changes in operating assets and liabilities were partially offset by a decrease of $14.6 million in income taxes, a decrease of $18.2 million in accounts payable and accrued expenses, a decrease of $1.7 million in notes receivable, and a decrease of $0.8 million in deferred costs.
Cash flows from investing
Net cash used in investing activities for the year ended December 31, 2014 was $180.9 million, as compared to $155.1 million for the year ended December 31, 2013. This $25.7 million increase in net cash used in investing activities was due to an increase of $15.3 million in cash used for acquisitions, an increase of $6.9 million in cash used to purchase property and equipment, and a decrease of $3.5 million in cash received from the sale and maturities of investments.
Cash flows from financing
Net cash used in financing activities was $33.6 million for the year ended December 31, 2014, as compared to $249.6 million for the year ended December 31, 2013. This $216.0 million decrease in net cash used in financing activities was due to a net increase in cash of $143.3 million from debt, a decrease of $85.4 million in cash used for the purchase of our Class A common stock, and a decrease of $11.4 million in cash used for debt offering costs. In particular, the net increase in cash from debt of $143.3 million was attributable to borrowings of $175.0 million in 2014 compared to net proceeds of $31.7 million attributable to our debt refinancing completed in 2013. These increases in net cash used in financing activities were partially offset by a decrease of $12.7 million in cash proceeds from the issuance of stock, a decrease of $6.4 million in excess tax benefits from stock option exercises, an increase of $2.7 million in cash used for the net down of employee shares, and an increase of $1.8 million in cash used for principal repayments on capital lease obligations.
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
Non-cash adjustments increased $21.4 million driven by an increase of $12.5 million in stock-based compensation, a loss on debt modification and extinguishment of $10.9 million recorded in the first quarter of 2013 related to our debt refinancing, an increase of $7.3 million in depreciation and amortization expense, and an increase of $2.1 million in bad debt expense. These increases in non-cash adjustments were partially offset by a decrease of $11.5 million in deferred income taxes.
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
Cash flows from financing
Net cash used in financing activities was $249.6 million for the year ended December 31, 2013, as compared to $41.9 million for the year ended December 31, 2012. This $207.6 million increase in net cash used in financing activities was due to an increase of $187.2 million in cash used to repurchase our Class A common stock, a decrease of $35.4 million in proceeds from the exercise of stock options, and $11.4 million of cash used for debt issuance costs attributable to our debt refinancing completed in the first quarter of 2013. These increases in cash used were partially offset by net proceeds of $31.7 million attributable to our debt refinancing, and a decrease of $7.0 million in restricted cash.
Contractual Obligations
Our principal commitments consist of obligations under our Senior Notes, 2013 Credit Facilities, leases for office space, and computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$9,853	$4,050	$5,803	$—	$—
Operating lease obligations	143,247	16,000	36,017	36,662	54,568
2013 Term Facility(1)	324,149	13,298	26,199	284,652	—
Senior Notes(1)	408,825	13,500	27,000	27,000	341,325
2013 Revolving Facility(1)	175,000	—	—	175,000	—
Total	$1,061,074	$46,848	$95,019	$523,314	$395,893

(1)
Interest expense related to the 2013 Term Facility has been calculated using a rate of 1.7%. Interest expense related to the Senior Notes has been calculated using a fixed 4.5% interest rate. Interest expense related to the 2013 Revolving Facility has been calculated using a rate of 3.8%.

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2014:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Standby letters of credit	$18,516	$16,775	$1,200	$—	$541
The amounts presented in the tables above may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation. As of December 31, 2014, we had $13.6 million of unrecognized tax benefits recorded in other long-term liabilities along with interest accrued thereon and $50.7 million of long-term deferred tax liabilities. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, we have not included these amounts in the contractual obligations table above. See Note 11 to the consolidated financial statements in Item 8 of Part II of this report for a discussion on income taxes.
Effect of Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2012, 2013 and 2014.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2013 and 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our 2013 Credit Facilities and foreign currency fluctuations.
Borrowings outstanding under our 2013 Credit Facilities bore interest, at our option, either: (1) at the base rate, which was defined as the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate published by the Wall Street Journal as the “U.S. Prime Rate” and (c) the adjusted LIBOR rate for a one-month interest period beginning on such day plus 1.00%; or (2) at the LIBOR rate plus, in each case, an applicable margin. The applicable margin is (1) if the Consolidated Leverage Ratio is less than 2.00:1.00, 0.50% per annum for borrowings based on the base rate and 1.50% per annum for borrowings based on the LIBOR rate, or (2) if the Consolidated Leverage Ratio is 2.00:1.00 or greater, 0.75% per annum for borrowings based on the base rate and 1.75% per annum borrowings based on the LIBOR rate. As of December 31, 2014, borrowings under our 2013 Credit Facilities were approximately $483.3 million. A hypothetical change in interest rates by 100 basis points would not have a material impact on our financial position.
We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2014, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.
Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 13, 2015

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$223,309	$326,577
Restricted cash	1,858	2,191
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $3,154, respectively	152,821	155,086
Unbilled receivables	10,790	13,084
Notes receivable	1,008	—
Prepaid expenses and other current assets	23,914	24,392
Deferred costs	6,324	6,951
Income taxes receivable	7,328	16,309
Deferred income tax assets	8,420	10,380
Total current assets	435,772	554,970
Property and equipment, net	124,285	161,604
Goodwill	644,961	689,269
Intangible assets, net	275,141	302,622
Other assets, long-term	28,704	30,643
Total assets	$1,508,863	$1,739,108

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,620	$8,439
Accrued expenses	94,457	94,771
Deferred revenue	54,004	73,908
Notes payable	7,972	7,972
Capital lease obligations	1,894	3,702
Other liabilities	3,580	23,125
Total current liabilities	171,527	211,917
Deferred revenue, long-term	12,061	27,017
Notes payable, long-term	608,292	775,318
Capital lease obligations, long-term	2,419	5,579
Deferred income tax liability, long-term	83,720	50,666
Other liabilities, long-term	41,270	49,705
Total liabilities	919,289	1,120,202
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and 2014	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 87,147,586 and 80,917,293 shares issued; and 61,400,908 and 55,080,441 outstanding at December 31, 2013 and 2014, respectively	87	81
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2013 and 2014, respectively	—	—
Additional paid-in capital	602,796	674,385
Treasury stock, 25,746,678 and 25,836,852 shares at December 31, 2013 and 2014, respectively, at cost	(893,852)	(898,520)
Accumulated other comprehensive loss	(797)	(2,222)
Retained earnings	881,340	845,182
Total stockholders’ equity	589,574	618,906
Total liabilities and stockholders’ equity	$1,508,863	$1,739,108

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014
Revenue	$831,388	$902,041	$963,588
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	185,965	212,572	247,115
Sales and marketing	163,729	178,017	198,142
Research and development	29,794	27,993	27,739
General and administrative	81,797	93,930	104,970
Depreciation and amortization	92,955	100,233	117,785
Restructuring charges	489	2	6,521
	554,729	612,747	702,272
Income from operations	276,659	289,294	261,316
Other (expense) income:
Interest and other expense	(34,155)	(34,527)	(26,218)
Interest and other income	596	357	445
Income before income taxes	243,100	255,124	235,543
Provision for income taxes	87,013	92,372	71,849
Net income	$156,087	$162,752	$163,694

Net income per common share:
Basic	$2.34	$2.52	$2.84
Diluted	$2.30	$2.46	$2.75
Weighted average common shares outstanding:
Basic	66,737	64,463	57,647
Diluted	67,956	66,108	59,535

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income	$156,087	$162,752	$163,694
Other comprehensive (loss) income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $86, $(73) and $72 respectively	192	(112)	112
Reclassification for gains included in net income, net of tax of $0, $28 and $17 respectively	—	(44)	(26)
Net change in unrealized gains on investments, net of tax	192	(156)	86
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $85, $(70) and $(765) respectively	(201)	126	(1,796)
Reclassification adjustment included in net income, net of tax of $0, $0 and $(183) respectively	—	—	285
Foreign currency translation adjustment, net of tax	(201)	126	(1,511)
Other comprehensive loss, net of tax	(9)	(30)	(1,425)
Comprehensive income	$156,078	$162,722	$162,269

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	82,959	$83	3	$—	$436,598	$(495,790)	$(758)	$562,501	$502,634
Issuance of shares from employee equity plans	3,000	3	—	—	59,053	—	—	—	59,056
Stock-based compensation expense	—	—	—	—	28,058	—	—	—	28,058
Common stock repurchase	—	—	—	—	—	(98,040)	—	—	(98,040)
Common stock received for tax withholding	—	—	—	—	—	(10,212)	—	—	(10,212)
Net excess tax benefit from stock option exercises	—	—	—	—	9,034	—	—	—	9,034
Net income	—	—	—	—	—	—	—	156,087	156,087
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Balance at December 31, 2012	85,959	86	3	—	532,743	(604,042)	(767)	718,588	646,608
Issuance of shares from employee equity plans	1,189	1	—	—	21,145	2,540	—	—	23,686
Stock-based compensation expense	—	—	—	—	40,606	—	—	—	40,606
Replacement equity awards in business acquisition	—	—	—	—	924	—	—	—	924
Common stock repurchase	—	—	—	—	—	(285,277)	—	—	(285,277)
Common stock received for tax withholding	—	—	—	—	—	(7,073)	—	—	(7,073)
Net excess tax benefit from stock option exercises	—	—	—	—	7,378	—	—	—	7,378
Net income	—	—	—	—	—	—	—	162,752	162,752
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Balance at December 31, 2013	87,148	87	3	—	602,796	(893,852)	(797)	881,340	589,574
Issuance of shares from employee equity plans	832	1	—	—	5,893	5,100	—	—	10,994
Stock-based compensation expense	—	—	—	—	64,379	—	—	—	64,379
Common stock repurchase	(7,063)	(7)	—	—	—	—	—	(199,852)	(199,859)
Common stock received for tax withholding	—	—	—	—	—	(9,768)	—	—	(9,768)
Net excess tax benefit from stock option exercises	—	—	—	—	1,317	—	—	—	1,317
Net income	—	—	—	—	—	—	—	163,694	163,694
Other comprehensive loss	—	—	—	—	—	—	(1,425)	—	(1,425)
Balance at December 31, 2014	80,917	$81	3	$—	$674,385	$(898,520)	$(2,222)	$845,182	$618,906

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2013	2014
Operating activities:
Net income	$156,087	$162,752	$163,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,955	100,233	117,785
Stock-based compensation	28,058	40,606	64,379
Loss on debt modification and extinguishment	—	10,886	—
Amortization of deferred financing costs and original issue discount on debt	4,062	3,397	3,385
Excess tax benefits from stock-based compensation	(9,041)	(7,876)	(1,495)
Deferred income taxes	(5,958)	(17,423)	(34,668)
Provision for doubtful accounts	4,086	6,174	7,015
Amortization of bond premium	546	123	—
Loss on disposal of assets	—	—	1,057
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,874)	(27,418)	(8,973)
Unbilled receivables	(821)	(3,759)	(1,865)
Notes receivable	2,786	2,740	1,008
Prepaid expenses and other current assets	12,089	(3,853)	8,100
Deferred costs	794	1,200	377
Income taxes receivable	40,319	7,131	(7,485)
Other assets	(8)	(3,456)	(3,907)
Other liabilities	(2,534)	1,567	13,533
Accounts payable and accrued expenses	3,472	12,117	(6,051)
Deferred revenue	7,549	2,716	3,773
Net cash provided by operating activities	303,567	287,857	319,662
Investing activities:
Purchases of property and equipment	(53,094)	(53,239)	(60,161)
Sales and maturities of investments	10,316	3,543	—
Purchases of investments	(1,494)	—	—
Businesses acquired, net of cash acquired	706	(105,419)	(120,698)
Net cash used in investing activities	(43,566)	(155,115)	(180,859)
Financing activities:
Decrease in restricted cash	7,708	685	130
Proceeds from note payable	—	624,244	175,000
Extinguishment of note payable	—	(592,500)	—
Payments under notes payable obligations	(6,000)	(8,126)	(8,125)
Principal repayments on capital lease obligations	(3,494)	(1,686)	(3,466)
Debt issuance costs	—	(11,410)	—
Proceeds from issuance of stock	59,056	23,686	10,994
Excess tax benefits from stock-based compensation	9,041	7,876	1,495
Repurchase of restricted stock awards	(10,212)	(7,073)	(9,768)
Repurchase of common stock	(98,040)	(285,277)	(199,859)
Net cash used in financing activities	(41,941)	(249,581)	(33,599)
Effect of foreign exchange rates on cash and cash equivalents	(42)	(107)	(1,936)
Net increase (decrease) in cash and cash equivalents	218,018	(116,946)	103,268
Cash and cash equivalents at beginning of year	122,237	340,255	223,309
Cash and cash equivalents at end of year	$340,255	$223,309	$326,577
Supplemental cash flow information:
Cash paid for interest	$31,209	$14,700	$15,846
Cash paid for income taxes	$50,229	$100,125	$107,231
Non-cash investing activities:
Property and equipment acquired under capital leases	$1,057	$3,496	$8,460
Accounts payable incurred to purchase property and equipment	$5,759	$1,884	$1,842
Non-cash equity awards in business acquisition	$—	$924	$—
See accompanying notes.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a neutral and trusted provider of real-time information services and analytics. The Company's authoritative, hard-to-replicate data sets and proprietary analytics provide insights to help its clients promote and protect their businesses. The Company primarily serves marketing and security functions in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries. The Company's integrated marketing solution enhances its clients' ability to acquire and retain valuable customers across disparate platforms. The Company operates top-level domain names and provides services to help its clients optimize their web performance. The Company enables the exchange of essential operating information across multiple carriers to provision and manage services. The Company operates the user authentication and rights management system, which supports the digital content locker that consumers use to access their entertainment content. The Company provides the critical infrastructure that enables the dynamic routing of calls and text messages for communications service providers in the United States.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; recoverability of goodwill; and the determination of the allowance for doubtful accounts. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
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
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its $325 million senior secured term loan facility (2013 Term Facility) using pricing service quotations as quoted by Bloomberg (Level 2) (see Note 7). The Company believes the carrying value of its revolving credit facility (2013 Revolving Facility) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2) (see Note 7). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 7).

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2013		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$223,309	$223,309	$326,577	$326,577
Restricted cash (current assets)	1,858	1,858	2,191	2,191
2013 Term Facility (including current portion, net of discount)	316,264	316,264	308,290	289,794
2013 Revolving Facility	—	—	175,000	175,000
Senior Notes (including current portion)	300,000	273,375	300,000	255,750
Cash and Cash Equivalents
The Company considers all highly liquid investments, which are investments that are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents.
Restricted Cash
As of December 31, 2013 and 2014, cash of $1.9 million and $2.2 million, respectively, was restricted as collateral for certain of the Company's outstanding letters of credit and for deposits on leased facilities.
Concentrations of Credit Risk
Financial instruments that are potentially subject to a concentration of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company’s cash management and investment policies are in place to restrict placement of these instruments with only financial institutions evaluated as highly creditworthy.
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
Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with NAPM, the Company bills a RRC fee to offset uncollectible receivables from any individual client. The RRC fee is based on a percentage of monthly billings. During the year ended December 31, 2012 and for the six months ended June 30, 2013, the RRC fee was 0.65%. During the six months ended December 31, 2013 and for the year ended December 31, 2014, the RRC fee was 0.50%. The RRC fees are recorded as an accrued expense when collected. If the RRC fee is insufficient, the uncollectible amounts can be recovered from the clients. Any accrued RRC fees in excess of uncollectible receivables are paid back to the clients annually on a pro rata basis. RRC fees of $2.2 million and $2.5 million are included in accrued expenses as of December 31, 2013 and 2014, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $2.5 million and $3.2 million as of December 31, 2013 and 2014, respectively. Bad debt expense amounted to $4.1 million, $6.2 million and $7.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company capitalizes software development and acquisition costs in accordance with the Intangibles — Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the internal-use software are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over an estimated useful life of three to five years. During the years ended December 31, 2013 and 2014, the Company capitalized costs related to internal use software of $25.2 million and $23.1 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2012, 2013 and 2014 was $24.1 million, $29.7 million and $29.4 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.
Segment Reporting
Operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Prior to the fourth quarter of 2013, the Company reported its results of operations based on three operating segments. In the fourth quarter of 2013, the Company aligned its organizational structure and internal financial reporting by functional area to reflect the manner in which the CODM allocates resources and assesses performance. This alignment by functional area resulted in a single operating segment and single reporting unit.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other identifiable intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For the purposes of the Company's annual impairment tests completed on October 1, 2013 and October 1, 2014, the Company identified and assigned goodwill to one reporting unit (see Note 4).
Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. For the Company's impairment analysis completed as of October 1, 2013 and October 1, 2014, the fair value of the single reporting unit was based upon the Company's enterprise value, which was substantially in excess of the carrying value. To assist in the process of determining whether a goodwill impairment exists, the Company performs an internal valuation analysis and considers other market information that is publicly available, and the Company may obtain valuations from a third-party appraisal firm. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no goodwill impairment charges recognized during the years ended December 31, 2012, 2013 and 2014.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Intangible Assets
Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. There were no intangible asset impairment charges recognized during the years ended December 31, 2012, 2013 and 2014.
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
For revenue arrangements that consist of monthly recurring fees for an established amount of transactions, the Company recognizes the monthly fee as services are provided. For transactions in excess of the established amount of transactions, the Company recognizes revenue on a per-transaction basis.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Professional Services
The Company's professional services revenue is comprised of fees for consulting services that support a client’s pre- and post- implementation activities, including plan and design, optimization, support and training services. Consulting services may be provided on a stand-alone basis or bundled within a multiple element arrangement. For consulting services provided on a stand-alone basis, revenue is recognized as services are performed. For consulting services bundled within a multiple element arrangement, the services are evaluated for separability by determining if they have stand-alone value to the client. The selling price for the consulting services is established using the VSOE, TPE, ESP hierarchy. For consulting services with no stand-alone value, the contract fee allocated to the consulting services is combined with the consideration from the undelivered elements in the arrangement and recognized as revenue when all other revenue recognition criteria have been met.
Significant Contracts
The Company provides number portability administration center (NPAC) services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $410.7 million, $437.4 million and $465.8 million in 2012, 2013 and 2014, respectively, and is subject to an annual price escalator of 6.5% in subsequent years. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied against invoices in the following year. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee on a straight-line basis over twelve months.
The total amount of revenue derived under the Company’s contracts with NAPM, which is comprised of fees for NPAC Services, connection service fees related to the Company’s NPAC Services and fees for system enhancements, was approximately $418.2 million, $446.4 million and $474.8 million for the years ended December 31, 2012, 2013 and 2014, respectively.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense was approximately $12.7 million, $15.4 million and $17.8 million for the years ended December 31, 2012, 2013 and 2014, respectively.
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
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares and participating securities outstanding during the period. Unvested restricted stock units and performance vested restricted stock units (PVRSUs) are excluded from the computation of basic net income per common share because the underlying shares have not yet been earned by the stockholder and are not participating securities. Shares underlying stock options are also excluded because they are not considered outstanding shares. Diluted net income per common share assumes dilution and is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options, unvested restricted stock units and PVRSUs. The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Dilutive securities with performance conditions are excluded from the computation until the performance conditions are met.
Income Taxes
The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC. Deferred income tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred income tax assets are also recognized for tax net operating loss carryforwards. These deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized. Valuation allowances are provided to reduce such deferred income tax assets to amounts more likely than not to be ultimately realized.

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
Comprehensive Income
Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of comprehensive income. Comprehensive income was approximately $156.1 million, $162.7 million and $162.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires that management of all entities evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity's ability to continue as a going concern. The standard is effective for interim and annual periods ending after December 15, 2016. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS
The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of the assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s expected use of the asset and the appropriate discount rates from a market participant's perspective. The Company’s estimates are based on historical experience and information obtained from the management of the acquired company and are determined with assistance from an independent third-party. The Company’s significant assumptions and estimates made in connection with the application of the acquisition method of accounting for business combinations include the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates and estimated replacement costs.
Aggregate Knowledge, Inc. Acquisition
On October 29, 2013, the Company acquired Aggregate Knowledge, Inc., (Aggregate Knowledge), a leading campaign and predictive analytics platform for advertising agencies and brand marketers. The total preliminary purchase price was $117.4 million, consisting of cash consideration of $116.5 million, and non-cash consideration of $0.9 million attributable to replacement equity awards granted to employees of the acquired company. Of the total preliminary purchase price, the Company recorded $66.8 million of goodwill and $31.0 million of definite-lived intangible assets. During the year ended December 31, 2014, the Company adjusted its preliminary valuation of its acquired net deferred income tax assets based upon new information pertaining to acquisition date fair values of the acquired company's federal research and development tax credits and net operating losses for pre-acquisition tax periods. As of December 31, 2014, the adjusted goodwill balance related to this acquisition was $68.9 million, and is not expected to be deductible for tax purposes. The consolidated balance sheet as of December 31, 2013 has been retrospectively adjusted to include the effect of the measurement period adjustments.
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
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included in the Company's consolidated statement of operations since the date of acquisition. The definite-lived intangible assets consist of $28.0 million of acquired technology, $2.6 million of client relationships, and $0.4 million of trade names. The Company is amortizing client relationships and acquired technology on a straight-line basis over an estimated useful life of 5 years. Trade names are being amortized on a straight-line basis over an estimated useful life of 3 years. As a result of the acquisition, the Company recorded a net deferred income tax asset of approximately $15.0 million in its purchase price allocation primarily related to net operating losses on the date of acquisition. During 2013, the Company recorded $2.1 million of acquisition costs in general and administrative expense related to this transaction.
Asset Acquisition
On January 15, 2014, the Company acquired an entity that designs, develops, and maintains software tools and applications that enable North American communications service providers to exchange back-office provisioning information within and between carriers' networks.  Total consideration for this purchase included cash consideration of $14.1 million, of which $12.1 million was paid at closing and $2.0 million was retained by the Company as a reserve fund for satisfaction of potential indemnification claims.  The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and the results of operations have been included in the Company's consolidated statement of operations since the date of the acquisition.  Of the total purchase price, the Company recorded $5.9 million of definite-lived intangible assets and $7.7 million of goodwill.  Goodwill is expected to be deductible for tax

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes.  During 2014, the Company recorded $0.3 million of acquisition costs in general and administrative expense related to this transaction.
.CO Internet Acquisition
On April 14, 2014, the Company acquired .CO Internet S.A.S (.CO Internet) and certain associated assets. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. This acquisition expanded the Company's registry services, which includes the .biz and .us top-level domains. Total consideration for this purchase, which was subject to certain customary working capital adjustments, included cash consideration of $113.7 million, of which $86.7 million was paid at closing and $27.0 million was deposited into escrow for the satisfaction of potential indemnification claims and certain performance obligations. In addition, the Company may be required to make a contingent payment of up to $6.0 million prior to or during the first quarter of 2020 in the event that the sellers satisfy certain post-closing performance obligations. The transaction was accounted for under the acquisition method of accounting in accordance with Business Combination Topic of the FASB ASC.
Of the total preliminary purchase price of $114.8 million, which reflected initial estimates of .CO Internet's closing date working capital, the Company recorded $85.1 million of definite-lived intangible assets and $36.3 million of goodwill. During 2014, the Company adjusted the amounts recorded as preliminary purchase price and goodwill based upon the finalization of the acquired company's working capital as of the closing. As of December 31 2014, the adjusted preliminary purchase price was $115.1 million and the adjusted goodwill balance recorded in connection with the transaction was $36.6 million. The allocation of the purchase price is preliminary pending the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The goodwill is expected to be deductible for tax purposes.  During 2014, the Company recorded $2.1 million of acquisition costs in general and administrative expense related to this transaction.
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill as of December 31, 2013 and 2014 is as follows (in thousands):

	December 31, 2012	Acquisitions(2)	December 31, 2013 (1)	Adjustments	Acquisitions(2)	December 31, 2014
Gross goodwill	$665,780	$70,634	$736,414	$2,476	$43,981	$782,871
Accumulated impairments	(93,602)	—	(93,602)	—	—	(93,602)
Net goodwill	$572,178	$70,634	$642,812	$2,476	$43,981	$689,269
(1) Balance as originally reported at December 31, 2013, prior to the reflection of measurement period adjustments.
(2) See Note 3 for a discussion of acquisitions.
The Company's 2013 and 2014 annual goodwill impairment analysis was performed as of October 1 in each respective year and did not result in an impairment charge.
As of the date of the Company’s 2014 annual impairment test, the estimated fair value for the Company’s reporting unit was substantially in excess of the carrying value. The Company believes that the assumptions and estimates used to determine the estimated fair value of its reporting unit are reasonable; however, there are a number of factors, including factors outside of the Company’s control, such as stock price volatility, that could cause actual results to differ from the Company’s estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
Any changes to the Company’s key assumptions about its business and its prospects, or changes in market conditions, could cause the fair value of its reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in the Company’s organizational structure or how the Company’s management allocates resources and assesses performance could result in a change of its operating segments or reporting units, requiring a reallocation and impairment analysis of goodwill. A goodwill impairment charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill to its consolidated balance sheet.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,		Weighted- Average Amortization Period (in years)
	2013	2014
Intangible assets:
Client lists and relationships	$323,539	$409,638	8.3
Accumulated amortization	(106,254)	(151,017)
Client lists and relationships, net	217,285	258,621

Acquired technology	87,059	91,959	4.9
Accumulated amortization	(31,649)	(48,248)
Acquired technology, net	55,410	43,711

Trade name	8,030	8,030	3.0
Accumulated amortization	(5,662)	(7,785)
Trade name, net	2,368	245

Non-compete agreement	100	100	3.0
Accumulated amortization	(22)	(55)
Non-compete agreement, net	78	45
Intangible assets, net	$275,141	$302,622
During the fourth quarter of 2013, the Company acquired Aggregate Knowledge, and recorded $31.0 million of definite-lived intangible assets, consisting of $28.0 million of acquired technology, $2.6 million of client relationships, and $0.4 million of trade names (see Note 3).
During the first quarter of 2014, the Company acquired an entity that designs, develops, and maintains software tools and applications that enable North American communications service providers to exchange back-office provisioning information within and between carriers' networks and recorded $5.9 million of definite-lived intangible assets, consisting of $4.9 million of acquired technology and $1.0 million of client relationships (see Note 3). In addition, during the second quarter of 2014, the Company acquired .CO Internet and recorded $85.1 million of definite-lived intangible assets, all of which represented client relationships.
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $50.3 million, $50.5 million and $62.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. Amortization expense related to intangible assets for the years ended December 31, 2015, 2016, 2017, 2018, 2019 and thereafter is expected to be approximately $62.8 million, $61.0 million, $52.4 million, $49.7 million, $38.3 million and $38.4 million, respectively. Intangible assets as of December 31, 2014 will be fully amortized during the year ended December 31, 2024.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2013	2014
Computer hardware	$120,401	$148,974
Equipment	2,736	3,472
Furniture and fixtures	9,730	13,973
Leasehold improvements	29,737	66,306
Construction in-progress	9,786	7,060
Capitalized software	165,367	188,927
Building	4,072	4,072
Land	271	271
	342,100	433,055
Accumulated depreciation and amortization	(217,815)	(271,451)
Property and equipment, net	$124,285	$161,604
The Company entered into capital lease obligations of $3.5 million and $8.5 million during the years ended December 31, 2013 and 2014, respectively, primarily for computer hardware. As of December 31, 2013 and 2014, unamortized capitalized software costs were $45.2 million and $39.3 million, respectively. Amortization expense of assets recorded under capital leases is included in depreciation and amortization expense.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2013 and 2014 was $42.7 million, $49.7 million and $52.7 million, respectively. Amortization of capitalized software costs for the years ended December 31, 2012, 2013 and 2014 was $24.1 million, $29.7 million and $29.4 million, respectively.
6.    ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2014
Accrued compensation	$61,573	$58,814
RRC reserve	2,153	2,496
Accrued interest	6,208	6,212
Other	24,523	27,249
Total	$94,457	$94,771
7.    NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31,
	2013	2014
2013 Term Facility (net of discount)	$316,264	$308,290
2013 Revolving Facility	—	175,000
Senior Notes	300,000	300,000
Total	616,264	783,290
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$608,292	$775,318

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Credit Facilities
On November 8, 2011, the Company entered into a credit facility that provided for: (1) a $600 million senior secured term loan facility (2011 Term Facility); (2) a $100 million senior secured revolving credit facility (2011 Revolving Facility and together with the 2011 Term Facility, the 2011 Credit Facilities), of which (a) $30 million was available for the issuance of letters of credit and (b) $25 million was available as a swingline subfacility; and (3) incremental term loan facilities in an aggregate amount of up to $400 million. The maturity date of the 2011 Revolving Facility was November 8, 2016, and the maturity date of the 2011 Term Facility was November 8, 2018. The entire $600 million 2011 Term Facility was borrowed on November 8, 2011, and used to fund a portion of an acquisition and to pay costs, fees and expenses incurred in connection with the acquisition. On January 22, 2013, the Company refinanced this credit facility. See 2013 Credit Facilities below.
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
Certain investors in the 2011 Credit Facilities reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors in the 2011 Credit Facilities either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, during the first quarter of 2013, the Company recorded $25.8 million in loan origination fees and deferred financing costs, of which $16.9 million related to investors in the 2011 Credit Facilities that reinvested in either or both of the 2013 Credit Facilities and Senior Notes. This amount is being amortized into interest expense over the term of the 2013 Credit Facilities and Senior Notes using the effective interest method. In addition, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense, in connection with this refinancing event.
2013 Credit Facilities
The 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, of which (a) $100 million is available for the issuance of letters of credit and (b) $25 million is available as a swingline subfacility; and (3) incremental term loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio (as defined in the 2013 Credit Facilities) on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of December 31, 2014, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $8.2 million, exclusive of outstanding letters of credit totaling $16.8 million.
Future principal payments under the 2013 Term Facility as of December 31, 2014, are as follows (in thousands):

2015	$8,125
2016	8,125
2017	8,125
2018	284,375
Total future principal payments	$308,750
Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of each fiscal quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments. The outstanding borrowings under the 2013 Revolving Facility of $175.0 million are due in full on January 23, 2018.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2013 and 2014, deferred financing costs and loan origination fees related to the 2013 Credit Facilities were $8.4 million and $6.3 million, respectively. Total amortization expense of the deferred financing costs and loan origination fees was $2.0 million and $2.1 million for the years ended December 31, 2013 and 2014, and is reported as interest expense in the consolidated statements of operations.
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
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of December 31, 2013 and 2014, accrued interest under the Senior Notes was $6.2 million and $6.2 million, respectively. At December 31, 2014, the estimated fair value of the Senior Notes was $255.8 million and was determined using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2 inputs).
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes contain customary events of default, including among other things, payment default, failure to provide certain notices and defaults related to bankruptcy events. The Senior Notes also contain customary negative covenants.
As of December 31, 2013 and 2014, deferred financing costs related to the Senior Notes were $14.3 million and $13.0 million, respectively. Total amortization expense of the deferred financing costs was $1.2 million and $1.3 million for the years ended December 31, 2013 and 2014, and is reported as interest expense in the consolidated statements of operations.
8.    COMMITMENTS AND CONTINGENCIES
Capital Leases
The following is a schedule of future minimum lease payments due under capital lease obligations as of December 31, 2014 (in thousands):

2015	$4,050
2016	4,184
2017	1,619
Total minimum lease payments	9,853
Less: amounts representing interest	(572)
Present value of minimum lease payments	9,281
Less: current portion	(3,702)
Capital lease obligation, long-term	$5,579
The following assets are capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2013	2014
Equipment and hardware	$36,515	$44,350
Furniture and fixtures	334	1,005
Subtotal	36,849	45,355
Less: accumulated amortization	(32,423)	(35,192)
Net assets under capital leases	$4,426	$10,163
Operating Leases
The Company leases office space under noncancelable operating lease agreements. The leases terminate at various dates through 2023 and generally provide for scheduled rent increases.
The Company leases 91,574 square feet of office space for its corporate headquarters in Sterling, Virginia from a third party. The initial term of the lease commenced on October 1, 2010 and terminates January 31, 2021. The Company has two five-year options to renew the lease, and the rent for the applicable renewal term will be determined if and when the Company exercises its applicable option to renew the lease. The Company recognizes rent incentives and leasehold improvements funded by landlord incentives on a straight-line basis, as a reduction of rent expense, over the initial term of the lease.
Future minimum lease payments under noncancelable operating leases as of December 31, 2014, are as follows (in thousands):

2015	$16,000
2016	17,393
2017	18,624
2018	18,464
2019	18,198
Thereafter	54,568
$143,247

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum sublease receipts under noncancelable operating leases for the years ended December 31, 2015, 2016, 2017, and 2018 are expected to be approximately $7.5 million, $6.3 million, $0.5 million and $0.4 million, respectively.
Rent expense was $12.8 million, $12.6 million, and $14.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.
Contingencies
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System, or OFPRS, individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, Alexandria Division, or the Alexandria Division, against the Company and certain of its senior executive officers.  The OFPRS complaint asserted claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased the Company's securities between April 19, 2013 and June 6, 2014, inclusive, and sought unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief.
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff.  On November 6, 2014, the IPRS filed an amended complaint and on December 8, 2014, the Company moved to dismiss IPRS’s amended complaint.  On December 22, 2014, IPRS filed its opposition to the Company's motion to dismiss.  On December 29, 2014, the Company filed a reply brief to the IPRS opposition.  The Alexandria Division heard oral arguments on the motions on January 22, 2015 and on January 27, 2015, and issued an order granting the Company's motion to dismiss IPRS’s amended complaint with prejudice.  IPRS has the right to appeal the dismissal.
9.    RESTRUCTURING CHARGES
2011 Restructuring Plan
In the fourth quarter of 2011, the Company initiated a domestic work-force reduction. During the year ended December 31, 2012, the Company incurred severance and severance-related charges of approximately $0.5 million under this plan. The Company incurred insignificant charges in 2013 under this plan and no further severance and severance-related payments are expected.
2014 Restructuring Plan
In the fourth quarter of 2013, the Company aligned its teams into a functional organization. This initiative continued into 2014 with the alignment of the sales and marketing teams into key industry verticals to serve the Company's clients more effectively. Under this plan, the Company recorded restructuring charges of $6.5 million for the year ended December 31, 2014. As of December 31, 2014 the plan was complete and no further charges are expected.
Summary of Accrued Restructuring Plans
Accrued restructuring costs are recorded in other current liabilities presented in the Company's consolidated balance sheets. The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the year ended December 31, 2014 are as follows (in thousands):

	December 31, 2013	Additional Costs	Cash Payments	December 31, 2014
2014 Restructuring Plan:
Severance and severance-related costs	$—	$6,319	$(5,945)	$374
Lease and facility exit costs	—	202	(66)	136
Total	$—	$6,521	$(6,011)	$510

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Year Ended December 31,
	2012	2013	2014
Interest and other expense:
Interest expense	$34,200	$23,907	$24,864
Loss on debt modification and extinguishment	—	10,886	—
Loss (gain) on asset disposals	22	(236)	1,302
Foreign currency transaction (gain) loss	(67)	(179)	104
Other	—	149	(52)
Total interest and other expense	$34,155	$34,527	$26,218
In 2011, the Company paid $10.0 million of loan origination fees related to its 2011 Credit Facilities and recorded $19.4 million in deferred financing costs. Total amortization expense of the loan origination fees and deferred financing costs was approximately $4.1 million for the year ended December 31, 2012 and is reported as interest expense in the consolidated statements of operations. As of December 31, 2012, the balance of unamortized loan origination fees and deferred financing costs was $24.8 million. For discussion of the loss on debt modification and extinguishment, see Note 7.
11.    INCOME TAXES
The provision for income taxes, continuing operations, consists of the following components (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$76,563	$92,546	$89,958
State	16,408	17,249	16,559
Total current	92,971	109,795	106,517
Deferred:
Federal	(4,733)	(13,812)	(29,015)
State	(1,225)	(3,611)	(5,653)
Total deferred	(5,958)	(17,423)	(34,668)
Total provision for income taxes	$87,013	$92,372	$71,849
A reconciliation of the statutory United States income tax rate to the effective income tax rate for continuing operations follows:

	Year Ended December 31,
	2012	2013	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	4.3	4.0	3.8
Domestic production activities deduction	(3.4)	(1.2)	(6.5)
Other	(0.1)	(1.6)	(1.4)
Change in valuation allowance	—	—	(0.4)
Effective tax rate	35.8%	36.2%	30.5%
During 2014, the Company recorded $12.2 million of discrete items primarily associated with a change in estimate of its domestic production activities deduction for the years 2009 through 2013.
The Company realized certain tax benefits related to nonqualified and incentive stock option exercises in the amounts of $9.0 million, $7.9 million and $1.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. Deferred

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2013	2014
Deferred income tax assets:
Domestic NOL carryforwards	$31,048	$24,230
Foreign NOL carryforwards	1,636	4,052
Deferred revenue	3,942	4,993
Accrued compensation	4,953	6,063
Stock-based compensation expense	25,438	40,418
Realized losses on investments	712	—
Deferred rent	5,193	11,423
Other	6,322	5,247
Total deferred income tax assets	79,244	96,426
Valuation allowance	(3,397)	(4,584)
Total deferred income tax assets, net	75,847	91,842
Deferred income tax liabilities:
Unbilled receivables	(4,244)	(5,108)
Depreciation and amortization	(46,374)	(48,543)
Identifiable intangible assets	(92,607)	(70,471)
Deferred costs	(2,690)	(3,335)
Other	(5,232)	(4,671)
Total deferred income tax liabilities	(151,147)	(132,128)
Net deferred income tax liabilities	$(75,300)	$(40,286)
As of December 31, 2014, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $61.1 million which expire, if unused, in various years from 2020 to 2033. As of December 31, 2014, the Company had $17.6 million of net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law and the Company has a full valuation allowance against its deferred tax asset associated with its U.K. net operating loss carryforwards. As of December 31, 2014, the Company had other foreign net operating loss carryforwards of approximately $2.8 million, of which $2.0 million can be carried forward indefinitely under current local tax laws and $0.8 million which expire, if unused, in years beginning 2016.
As of December 31, 2014, the amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $2.3 million. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2014, the Company had unrecognized tax benefits of $6.8 million and $13.6 million, respectively, of which $6.4 million and $12.8 million, respectively, would affect the Company’s effective tax rate if recognized. The net increase in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2012	$1,566
Increase related to current year tax positions	802
Increase related to prior year tax positions	2,739
Positions assumed in TARGUSinfo acquisition	147
Reductions due to lapse in statutes of limitations	(545)
Settlements	(306)
Balance at December 31, 2012	4,403
Increase related to current year tax positions	1,748
Increase related to prior year tax positions	766
Reductions due to lapse in statutes of limitations	(100)
Settlements	—
Balance at December 31, 2013	6,817
Increase related to current year tax positions	3,116
Increase related to prior year tax positions	4,939
Reductions due to lapse in statutes of limitations	(1,190)
Settlements	(78)
Balance at December 31, 2014	$13,604
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2012, 2013 and 2014, potential interest and penalties were insignificant.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. During 2014, the IRS completed an examination of the Company’s federal income tax return for the year ended December 31, 2009. The audit resulted in no adjustments. The IRS has initiated an examination of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $0.8 million over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.
12.    STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2013 and 2014, there are no shares of preferred stock issued or outstanding.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. The aggregate number of shares of Class A common stock with respect to which all awards may be granted under the 2009 Plan is 14,911,646, plus the number of shares underlying awards granted under the 1999 Plan, the 2005 Plan, the TARGUSinfo Plan, and the AMACAI Plan that remain undelivered following any expiration, cancellation or forfeiture of such awards. As of December 31, 2014, a total of 4,022,772 shares were available for grant or award under the 2009 Plan.
The Company's ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. During the year ended December 31, 2014, the Company issued 139,922 shares under the ESPP. As of December 31, 2014, a total of 405,182 shares were available to be issued under the ESPP.
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
For grants under the Company's Plans, stock-based compensation expense recognized for the years ended December 31, 2012, 2013 and 2014 was $28.1 million, $44.2 million, and $64.4 million, respectively. As of December 31, 2014, total unrecognized compensation expense related to non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs granted prior to that date was estimated at $31.7 million, which the Company expects to recognize over a weighted average period of approximately 1.5 years. Total unrecognized compensation expense as of December 31, 2014 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the year ended December 31, 2014 was $5.70. No options were granted during the years ended December 31, 2012 and 2013. The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2014, and a discussion of the Company’s assumptions.

Year Ended December 31, 2014
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
The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	6,533,826	$24.15
Options granted	—	—
Options exercised	(2,499,843)	23.68
Options forfeited	(737,943)	22.76
Outstanding at December 31, 2012	3,296,040	24.81
Options granted	—	—
Options exercised	(896,168)	24.35
Options forfeited	(362,754)	26.57
Outstanding at December 31, 2013	2,037,118	24.70
Options granted	580,000	26.44
Options exercised	(332,142)	22.87
Options forfeited	(241,071)	26.90
Outstanding at December 31, 2014	2,043,905	$25.23	$5.3	3.32
Exercisable at December 31, 2014	1,424,154	$24.67	$4.5	2.20
Exercisable at December 31, 2013	1,362,624	$24.13	$35.1	2.92
Exercisable at December 31, 2012	1,573,865	$24.26	$27.8	3.60
The aggregate intrinsic value of options exercised for the years ended December 31, 2012, 2013 and 2014 was $31.4 million, $21.3 million, and $2.6 million, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding options outstanding at December 31, 2014:

	Options Outstanding		Weighted- Average Remaining Contractual Life (in years)	Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price		Number of Options Exercisable	Weighted- Average Exercise Price
$9.10 – $12.10	4,454	$10.50	1.53	3,884	$10.60
$12.11 – $15.50	134,957	15.39	1.15	134,957	15.39
$15.51 – $18.10	25,946	17.31	1.89	22,973	17.36
$18.11 – $21.10	79,365	19.18	2.72	49,388	19.27
$21.11 – $24.10	275,649	22.77	2.01	275,649	22.77
$24.11 – $27.10	1,356,564	26.40	3.83	821,322	26.38
$27.11 – $30.10	12,500	27.85	0.58	12,500	27.85
$30.11 – $33.50	154,470	32.61	3.90	103,481	32.67
	2,043,905	$25.23	3.32	1,424,154	$24.67
Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	644,995	$24.98
Restricted stock granted	—	—
Restricted stock vested	(230,435)	23.98
Restricted stock forfeited	(109,170)	24.44
Outstanding at December 31, 2012	305,390	25.93
Restricted stock granted	—	—
Restricted stock vested	(112,177)	25.39
Restricted stock forfeited	(38,441)	26.27
Outstanding at December 31, 2013	154,772	26.24
Restricted stock granted	—	—
Restricted stock vested	(102,775)	25.92
Restricted stock forfeited	(12,803)	25.76
Outstanding at December 31, 2014	39,194	$27.21	$1.1
The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2012, 2013 and 2014 was approximately $8.4 million, $5.1 million and $3.4 million, respectively. During the years ended December 31, 2012, 2013 and 2014, the Company repurchased 82,910, 41,042 and 38,852 shares of common stock, respectively, for an aggregate purchase price of $3.0 million, $1.9 million and $1.3 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
During 2012, the Company issued awards to eligible employees under a 2012 long-term incentive plan. These awards were multi-year grants, structurally different than previous awards, and specifically designed to motivate employees to execute the Company's transformation strategy to become a global leader in information services and analytics. The structure of these awards is described in more detail below under 2012 Long-Term Incentive Program. In addition to the 2012 long-term incentive plan, during 2013 and onward, the Company issued awards to eligible new and existing employees. The structure of these awards is further described below under Long-Term Incentive Program.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Long-Term Incentive Program
For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which began on January 1, 2014 and ended on December 31, 2014. Each non-executive was eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012, 2013 and 2014 performance periods were: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award, if any, earned (a) by executive management with respect to the first three performance periods vested on January 1, 2015 and the portion of the award, if any, earned with respect to the final two performance periods will vest on January 1, 2016 and January 1, 2017, respectively; and (b) by non-executive management with respect to all three performance periods, 75% of the earned amount vested on the first business day of 2015, and the remaining 25% of the earned amount will vest on the first business day of 2016. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and the length of the vesting period.
Long-Term Incentive Program
The awarded PVRSUs are subject to three one-year performance periods. Each participant is eligible to earn up to 150% of one-third of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. The performance goals for each of the 2013 and 2014 performance periods were: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. The Company recognizes the estimated fair value of PVRSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon the Company's determination of the level of achievement of the performance target. As of December 31, 2014, the level of achievement of the performance target awards for PVRSUs' 2012, 2013 and 2014 performance years was 129.5%, 111.2% and 123.5%, respectively.
In December 2014, the Company revised its estimate of the level of achievement of the performance target awards for the PVRSUs performance year of 2014 from 100% of target to reflect the final achievement of 123.5% of target. The Company's consolidated net income for the year ended December 31, 2014 was $163.7 million and diluted earnings per share from continuing operations was $2.75 per share. If the Company had continued to use the previous estimate of the level of achievement of 100% of the performance target for the PVRSUs performance year of 2014, the as adjusted net income for the year ended December 31, 2014 would have been approximately $166.7 million and the as adjusted diluted earnings per share would have been approximately $2.80 per share. As of December 31, 2014, the performance periods for PVRSUs performance years 2012 and 2013 were complete and the levels of achievement of the performance targets were fixed.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested PVRSU activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2011	978,705	$19.45
Granted	703,941	34.65
Vested	(582,281)	15.58
Forfeited	(129,342)	27.48
Non-vested December 31, 2012	971,023	31.72
Granted	909,220	42.93
Vested	(159,346)	22.85
Forfeited	(280,430)	35.51
Non-vested December 31, 2013	1,440,467	39.04
Granted	963,479	34.11
Vested	(312,676)	32.26
Forfeited	(280,318)	37.91
Non-vested December 31, 2014	1,810,952	$37.76	$50.3
During the years ended December 31, 2013 and 2014, the Company granted 909,220 and 963,479 PVRSUs, respectively, with an aggregate fair value of $39.0 million and $32.9 million, respectively. The total aggregate intrinsic value of PVRSUs vested during the years ended December 31, 2012, 2013 and 2014 was approximately $19.9 million, $6.7 million and $13.4 million, respectively. During the years ended December 31, 2012, 2013 and 2014, the Company repurchased 210,664, 60,075 and 122,312 shares of common stock, respectively, for an aggregate purchase price of $7.2 million, $2.5 million and $5.1 million, respectively, pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
On January 1, 2015 and January 2, 2015, 381,801 and 490,951 PVRSUs, respectively, vested with an aggregate intrinsic value of $10.6 million and $13.6 million, respectively. The Company repurchased 164,258 and 191,523 shares with respect to the PVRSUs that vested on January 1, 2015 and January 2, 2015, respectively, of common stock for an aggregate purchase price of $4.6 million and $5.3 million, respectively, pursuant to the participants' rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	248,938	$24.44
Granted	731,878	36.12
Vested	(26,426)	26.46
Forfeited	(31,840)	37.27
Outstanding at December 31, 2012	922,550	33.20
Granted	736,111	48.55
Vested	(178,337)	38.50
Forfeited	(102,162)	39.66
Outstanding at December 31, 2013	1,378,162	40.23
Granted	43,201	28.80
Vested	(200,283)	37.75
Forfeited	(149,266)	44.80
Outstanding at December 31, 2014	1,071,814	$39.60	$29.8

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012, 2013 and 2014, the Company granted 731,878, 736,111 and 43,201 restricted stock units, respectively, to certain employees with an aggregate fair value of $26.4 million, $35.7 million and $1.2 million, respectively. Restricted stock units granted to executive management will vest annually in four equal installments. Restricted stock units granted to non-executive management will vest annually in four equal installments.
The restricted stock units issued to non-management directors of the Company’s Board of Directors will fully vest on the earlier of the first anniversary of the date of grant or the day preceding the date in the following calendar year on which the Company’s annual meeting of stockholders is held. Upon vesting of restricted stock units, each director’s restricted stock units will automatically be converted into deferred stock units and will be delivered to the director in shares of the Company’s stock six months following the director’s termination of board service unless a director elected near-term delivery, in which case the vested restricted stock units will be delivered on August 15 in the year following the initial grant.
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Year Ended December 31, 2014
Dividend yield	—%
Expected volatility	37.93%
Risk-free interest rate	0.05%
Expected life of employee stock purchase plan options (in months)	6
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
Share Repurchase Programs
2010 Share Repurchase Program
The Company announced on July 28, 2010 that its Board of Directors had authorized a three-year program under which the Company may acquire up to $300 million of its outstanding Class A common shares (2010 share repurchase program). In May 2013, this program was terminated and the Company's Board of Directors adopted the 2013 share repurchase program. Prior to termination, share repurchases under the 2010 share repurchase program were made through a Rule 10b5-1 plan, open market purchases, privately negotiated transactions or otherwise as market conditions warranted, at prices the Company deemed appropriate, and subject to applicable legal requirements and other factors. During the years ended December 31, 2012 and 2013, under the 2010 share repurchase program, the Company repurchased 2.7 million shares and 0.8 million shares, respectively, at an average price per share of $36.56 and $44.09 respectively, for an aggregate purchase price of approximately $98.0 million and $35.4 million, respectively. A total of 8.0 million shares at an average price per share of $31.07 per share was purchased under the 2010 share repurchase program for an aggregate purchase price of $248.1 million. All repurchased shares were accounted for as treasury shares.
2013 Share Repurchase Plan
On May 2, 2013, the Company announced that its Board of Directors authorized a $250 million share repurchase program. The program commenced in the second quarter of 2013 and expired on December 31, 2013. This program replaced

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 2010 share repurchase program. Under the 2013 share repurchase program, during the year ended December 31, 2013, the Company repurchased 5.1 million shares of its Class A common stock at an average price per share of $49.44 per share for a total purchase price of $249.9 million. All repurchased shares were accounted for as treasury shares.
2014 Share Repurchase Plan
On January 29, 2014, the Company announced that its Board of Directors authorized a $200 million share repurchase program. The program commenced on January 30, 2014 and expired on December 31, 2014. Share repurchases under the program were completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares were retired. Under the 2014 share repurchase program, the Company repurchased 7.1 million shares of its Class A common stock at an average price of $28.30 per share for a total purchase price of $199.9 million. As of September 30, 2014, the share repurchase program was complete.
13.    BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2012	2013	2014
Computation of basic net income per common share:
Net income	$156,087	$162,752	$163,694
Weighted average common shares and participating securities outstanding — basic	66,737	64,463	57,647
Basic net income per common share	$2.34	$2.52	$2.84

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding — basic	66,737	64,463	57,647
Effect of dilutive securities:
Stock-based awards	1,219	1,645	1,888
Weighted average common shares outstanding — diluted	67,956	66,108	59,535
Diluted net income per common share	$2.30	$2.46	$2.75
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
Common stock options to purchase an aggregate of 486,150, 104,167 and 1,176,879 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the years ended December 31, 2012, 2013, and 2014, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides a reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component (in thousands):

	Gains and Losses on Investments	Currency Translation Adjustment	Total
Balance at December 31, 2011	$(50)	$(708)	$(758)
Other comprehensive income (loss)	192	(201)	(9)
Balance at December 31, 2012	142	(909)	(767)
Other comprehensive (loss) income	(156)	126	(30)
Balance at December 31, 2013	(14)	(783)	(797)
Other comprehensive income (loss)	86	(1,511)	(1,425)
Balance at December 31, 2014	$72	$(2,294)	$(2,222)
15.    SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing addresses of our clients. Geographic area revenue and service revenue from external clients for the years ended December 31, 2012, 2013 and 2014, and geographic area long-lived assets as of December 31, 2013 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Revenue by geographical areas:
United States	$775,974	$839,367	$901,136
International	55,414	62,674	62,452
Total revenue	$831,388	$902,041	$963,588

Revenue by service:
Marketing Services	$107,094	$126,165	$146,991
Security Services	103,541	113,507	140,315
Data Services	202,523	215,954	201,438
NPAC Services	418,230	446,415	474,844
Total revenue	$831,388	$902,041	$963,588

	December 31,
	2013	2014
Long-lived assets, net
United States	$399,407	$385,432
Colombia	—	78,786
Other	19	8
Total long-lived assets, net	$399,426	$464,226
16.    EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the Board of Directors. The Company recognized contribution expense totaling $6.8 million, $6.9 million and $7.5 million for the years ended December 31, 2012, 2013 and 2014, respectively.
In June 2008, the Company established the NeuStar, Inc. Deferred Compensation Plan. The Deferred Compensation Plan allows directors and key employees to defer a portion of their salary and up to 100% of their bonus, commissions, incentive awards, directors’ fees, and certain equity-based cash compensation, as applicable. The assets of the Deferred Compensation Plan are held in a Rabbi Trust, and are therefore available to satisfy the claims of creditors in the event of bankruptcy or insolvency of the Company. The assets of the Rabbi Trust are invested in marketable securities and reported at fair value. Changes in the fair value of the securities are reflected in accumulated other comprehensive loss. The assets of the Rabbi Trust are recorded within other assets, long term on the consolidated balance sheets. As of December 31, 2013 and 2014, the assets held in the Rabbi Trust were approximately $3.6 million and $3.5 million, respectively. As of December 31, 2013 and 2014, the Company’s unrealized gains attributable to the securities held in the Rabbi Trust were insignificant.
The Deferred Compensation Plan participants make investment allocation decisions on amounts deferred under the Deferred Compensation Plan solely for the purpose of adjusting the value of a participant’s account balance. The participant does not have a real or beneficial ownership interest in any securities held in the Rabbi Trust. Obligations to pay benefits under the Deferred Compensation Plan are reported at fair value as deferred compensation in other long-term liabilities. As of December 31, 2013 and 2014, the deferred compensation obligation related to the Deferred Compensation Plan was approximately $3.6 million and $3.6 million, respectively. Changes in the fair value of the deferred compensation obligation are reflected in compensation expense. During the years ended December 31 2012, 2013 and 2014, changes in the fair value of the deferred compensation obligation were insignificant, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2013 and 2014 and for the years ended December 31, 2012, 2013 and 2014 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 7, are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$214,959	$1,075	$7,275	$—	$223,309
Restricted cash	1,260	595	3	—	1,858
Accounts receivable, net	85,830	63,366	3,625	—	152,821
Unbilled receivables	4,029	5,523	1,238	—	10,790
Notes receivable	1,008	—	—	—	1,008
Prepaid expenses and other current assets	19,349	3,880	685	—	23,914
Deferred costs	5,978	346	—	—	6,324
Income taxes receivable	8,409	—	—	(1,081)	7,328
Deferred income tax assets	2,729	6,145	—	(454)	8,420
Intercompany receivable	18,409	—	—	(18,409)	—
Total current assets	361,960	80,930	12,826	(19,944)	435,772
Property and equipment, net	103,898	20,368	19	—	124,285
Goodwill	84,771	536,461	23,729	—	644,961
Intangible assets, net	21,179	253,962	—	—	275,141
Net investments in subsidiaries	782,025	—	—	(782,025)	—
Deferred income tax assets, long-term	—	—	152	(152)	—
Other assets, long-term	27,588	1,008	108	—	28,704
Total assets	$1,381,421	$892,729	$36,834	$(802,121)	$1,508,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$2,162	$2,937	$—	$9,620
Accrued expenses	68,820	24,685	952	—	94,457
Income taxes payable	—	96	985	(1,081)	—
Deferred revenue	29,496	23,167	1,341	—	54,004
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	1,894	—	—	—	1,894
Deferred income tax liabilities	—	—	454	(454)	—
Other liabilities	2,457	1,112	11	—	3,580
Intercompany payable	—	5,139	13,270	(18,409)	—
Total current liabilities	115,160	56,361	19,950	(19,944)	171,527
Deferred revenue, long-term	8,987	3,074	—	—	12,061
Notes payable, long-term	608,292	—	—	—	608,292
Capital lease obligations, long-term	2,419	—	—	—	2,419
Deferred income tax liabilities, long-term	20,218	63,654	—	(152)	83,720
Other liabilities, long-term	35,507	5,763	—	—	41,270
Total liabilities	790,583	128,852	19,950	(20,096)	919,289
Total stockholders’ equity	590,838	763,877	16,884	(782,025)	589,574
Total liabilities and stockholders’ equity	$1,381,421	$892,729	$36,834	$(802,121)	$1,508,863

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$297,565	$19,606	$9,406	$—	$326,577
Restricted cash	1,260	931	—	—	2,191
Accounts receivable, net	93,519	59,868	1,699	—	155,086
Unbilled receivables	3,115	9,652	317	—	13,084
Prepaid expenses and other current assets	20,322	3,526	544	—	24,392
Deferred costs	4,798	2,153	—	—	6,951
Income taxes receivable	18,935	—	7	(2,633)	16,309
Deferred income tax assets	3,600	6,853	—	(73)	10,380
Intercompany receivable	24,674	—	—	(24,674)	—
Total current assets	467,788	102,589	11,973	(27,380)	554,970
Property and equipment, net	149,024	12,566	14	—	161,604
Goodwill	95,388	562,425	31,456	—	689,269
Intangible assets, net	16,836	280,962	4,824	—	302,622
Net investments in subsidiaries	841,436	—	—	(841,436)	—
Deferred income tax assets, long-term	—	—	284	(284)	—
Other assets, long-term	29,059	1,564	20	—	30,643
Total assets	$1,599,531	$960,106	$48,571	$(869,100)	$1,739,108
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,025	$1,332	$82	$—	$8,439
Accrued expenses	72,423	20,243	2,105	—	94,771
Income taxes payable	—	2,633	—	(2,633)	—
Deferred revenue	29,952	42,177	1,779	—	73,908
Note payable	7,972	—	—	—	7,972
Capital lease obligations	3,702	—	—	—	3,702
Other liabilities	21,882	1,202	114	(73)	23,125
Intercompany payable	—	12,267	12,407	(24,674)	—
Total current liabilities	142,956	79,854	16,487	(27,380)	211,917
Deferred revenue, long-term	8,592	18,425	—	—	27,017
Note payable, long-term	775,318	—	—	—	775,318
Capital lease obligations, long-term	5,579	—	—	—	5,579
Deferred income tax liabilities, long-term	3,813	47,137	—	(284)	50,666
Other liabilities, long-term	44,246	5,459	—	—	49,705
Total liabilities	980,504	150,875	16,487	(27,664)	1,120,202
Total stockholders’ equity	619,027	809,231	32,084	(841,436)	618,906
Total liabilities and stockholders’ equity	$1,599,531	$960,106	$48,571	$(869,100)	$1,739,108

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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$675,857	$301,167	$14,484	$(27,920)	$963,588
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	162,696	98,001	10,567	(24,149)	247,115
Sales and marketing	142,215	57,879	1,629	(3,581)	198,142
Research and development	25,516	2,190	33	—	27,739
General and administrative	95,343	8,956	861	(190)	104,970
Depreciation and amortization	48,954	67,464	1,367	—	117,785
Restructuring charges	3,842	2,442	237	—	6,521
	478,566	236,932	14,694	(27,920)	702,272
Income (loss) from operations	197,291	64,235	(210)	—	261,316
Other (expense) income:
Interest and other expense	(26,377)	52	107	—	(26,218)
Interest and other income	418	9	18	—	445
Income (loss) before income taxes and equity income in consolidated subsidiaries	171,332	64,296	(85)	—	235,543
Provision for income taxes	35,893	35,179	777	—	71,849
Income (loss) before equity income in consolidated subsidiaries	135,439	29,117	(862)	—	163,694
Equity income in consolidated subsidiaries	28,255	1,345	—	(29,600)	—
Net income (loss)	$163,694	$30,462	$(862)	$(29,600)	$163,694
Comprehensive income	$163,138	$30,148	$(1,417)	$(29,600)	$162,269

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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$296,280	$191,873	$(1,255)	$(167,236)	$319,662
Investing activities:
Purchases of property and equipment	(58,174)	(1,833)	(154)	—	(60,161)
Businesses acquired, net of cash acquired	(120,698)	—	—	—	(120,698)
Net cash used in investing activities	(178,872)	(1,833)	(154)	—	(180,859)
Financing activities:
Decrease in restricted cash	—	127	3	—	130
Proceeds from note payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(8,125)	—	—	—	(8,125)
Principal repayments on capital lease obligations	(3,466)	—	—	—	(3,466)
Proceeds from issuance of stock	10,994	—	—	—	10,994
Excess tax benefits from stock-based compensation	1,490	—	5	—	1,495
Repurchase of restricted stock awards	(9,768)	—	—	—	(9,768)
Repurchase of common stock	(199,859)	—	—	—	(199,859)
(Distribution to) investment by parent	—	(171,322)	4,086	167,236	—
Net cash (used in) provided by financing activities	(33,734)	(171,195)	4,094	167,236	(33,599)
Effect of foreign exchange rates on cash and cash equivalents	(1,068)	(314)	(554)	—	(1,936)
Net increase in cash and cash equivalents	82,606	18,531	2,131	—	103,268
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$297,565	$19,606	$9,406	$—	$326,577

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is unaudited quarterly financial information for the two year period ended December 31, 2014. In management’s opinion, the unaudited financial information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the quarterly financial information presented.

	Quarter Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
	(in thousands, except per share data)
Summary consolidated statement of operations:
Revenue	$216,416	$220,350	$227,633	$237,642
Income from operations	70,826	74,746	80,413	63,309
Net income	33,764	43,398	47,539	38,051
Net income per common share - basic	$0.51	$0.66	$0.74	$0.61
Net income per common share - diluted	$0.50	$0.65	$0.73	$0.59

	Quarter Ended
	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014
	(in thousands, except per share data)
Summary consolidated statement of operations:
Revenue	$229,897	$237,457	$243,859	$252,375
Income from operations	55,339	64,750	66,799	74,428
Net income	31,683	36,847	48,173	46,991
Net income per common share - basic	$0.52	$0.62	$0.87	$0.85
Net income per common share - diluted	$0.50	$0.61	$0.84	$0.82

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
McLean, Virginia
February 13, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders, or our 2015 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2015 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2015 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2015 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of this report is incorporated by reference to our 2015 Proxy Statement, under the heading “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of this report is incorporated by reference to our 2015 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of this report is incorporated by reference to our 2015 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent registered public accounting firm in 2013 and 2014 is incorporated by reference to our 2015 Proxy Statement, under heading “Audit and Non-Audit Fees”. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)

(2)
Schedule for the three years ended December 31, 2012, 2013 and 2014:

II — Valuation and Qualifying Accounts	91
(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2012	2013	2014
	(in thousands)
Allowance for Doubtful Accounts
Beginning balance	$1,942	$2,161	$2,507
Additions	4,086	6,174	7,015
Reductions(1)	(3,867)	(5,828)	(6,368)
Ending balance	$2,161	$2,507	$3,154

Deferred Tax Asset Valuation Allowance
Beginning balance	$45,971	$3,965	$2,821
Additions	52	37	2,841
Reductions(2)	(42,058)	(1,181)	(1,078)
Ending balance	$3,965	$2,821	$4,584

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

(2)
During 2012, the Company completed its evaluation of limitations that apply to its U.K. net operating losses as a result of the sale of certain assets and liabilities of NGM Services and its subsidiaries.  As a result, the Company reduced the deferred tax asset and valuation allowance associated with the U.K. net operating loss carryforwards accordingly.

Exhibit Index
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2015.

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2015.

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

(10.1)
Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009, (m) Exhibit 10.1.1 to our Annual Report on form 10-K, filed February 26, 2010; (n) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed on July 28, 2010; (o) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed April 27, 2011; and (p) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed November 5, 2012; (q) Exhibit 10.1.1** to our Annual Report on Form 10-K, filed February 28, 2013; (r) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed May 2, 2013; (s) Exhibits 10.1.3**, 10.1.4** and 10.1.5, respectively, to our Quarterly Report on Form 10-Q, filed July 30, 2013; (t) Exhibit 10.1.6** to our Quarterly Report on Form 10-Q, filed October 30, 2013; and (w) Exhibit 10.1.2 to our Annual Report on Form 10-K, filed February 28, 2014.

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

10.27	NeuStar, Inc. Deferred Compensation Plan.†

(10.28)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

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

(10.31)
Amended and Restated NeuStar, Inc. Corporate Bonus Plan (formerly known as the 2009 Performance Achievement Award Plan), incorporated herein by reference to Annex B to NeuStar's Definitive Proxy Statement on Schedule 14A, filed April 17, 2014.†

(10.32)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.33)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.34)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†

(10.35)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Nondisparagement, incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed February 25, 2011.†

(10.36)	Board Stock Ownership Guidelines, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed February 25, 2011.

(10.37)
Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.38)
Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.39)	Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan. †

(10.4)	NeuStar, Inc. Employee Stock Purchase Plan. †

(10.41)
Registration Rights Agreement, dated January 22, 2013, among NeuStar, Inc., the guarantors signatory hereto and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 22, 2013.

(10.42)	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K,filed March 2, 2012. †

(10.43)	Form of Performance-Vested Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K,filed March 2, 2012. †

21.1	Subsidiaries of NeuStar, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page herewith).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Update to the Functional Requirements Specification, which is attached as Exhibit B to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

(99.2)	Update to the Interoperable Interface Specification, which is attached as Exhibit C to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, LLC.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

†	Compensation arrangement.
** Confidential treatment has been requested or granted for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.