Form 10-Q
period 2015-03-31
NEUSTAR INC
filed 2015-04-29
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 55,365,007 shares of Class A common stock, $0.001 par value, and 3,082 shares of Class B common stock, $0.001 par value, outstanding at April 27, 2015.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	March 31, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,577	$347,078
Restricted cash	2,191	2,543
Accounts receivable, net of allowance for doubtful accounts of $3,154 and $3,268, respectively	155,086	172,995
Unbilled receivables	13,084	12,001
Prepaid expenses and other current assets	24,392	33,771
Deferred costs	6,951	7,618
Income taxes receivable	16,309	528
Deferred income tax assets	10,380	15,761
Total current assets	554,970	592,295
Property and equipment, net	161,604	153,505
Goodwill	689,269	689,269
Intangible assets, net	302,622	286,904
Other assets, long-term	30,643	33,577
Total assets	$1,739,108	$1,755,550
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	March 31, 2015
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,439	$6,305
Accrued expenses	94,771	73,733
Deferred revenue	73,908	75,366
Notes payable	7,972	7,972
Capital lease obligations	3,702	3,282
Other liabilities	23,125	24,035
Total current liabilities	211,917	190,693
Deferred revenue, long-term	27,017	24,287
Notes payable, long-term	775,318	773,324
Capital lease obligations, long-term	5,579	4,990
Deferred income tax liabilities, long-term	50,666	73,139
Other liabilities, long-term	49,705	51,726
Total liabilities	1,120,202	1,118,159
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and March 31, 2015	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,917,293 and 82,780,338 shares issued; and 55,080,441 and 55,979,575 shares outstanding at December 31, 2014 and March 31, 2015, respectively	81	83
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 3,082 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	—	—
Additional paid-in capital	674,385	679,429
Treasury stock, 25,836,852 and 26,800,763 shares at December 31, 2014 and March 31, 2015, respectively, at cost	(898,520)	(924,142)
Accumulated other comprehensive loss	(2,222)	(3,123)
Retained earnings	845,182	885,144
Total stockholders’ equity	618,906	637,391
Total liabilities and stockholders’ equity	$1,739,108	$1,755,550
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2015
Revenue	$229,897	$251,388
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	58,611	64,158
Sales and marketing	49,991	46,734
Research and development	7,059	6,454
General and administrative	26,291	24,657
Depreciation and amortization	27,640	29,924
Restructuring charges	4,966	—
	174,558	171,927
Income from operations	55,339	79,461
Other (expense) income:
Interest and other expense	(5,997)	(6,722)
Interest income	95	226
Income before income taxes	49,437	72,965
Provision for income taxes	17,754	26,751
Net income	$31,683	$46,214
Net income per common share:
Basic	$0.52	$0.83
Diluted	$0.50	$0.81
Weighted average common shares outstanding:
Basic	61,240	55,974
Diluted	62,753	56,849
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2014	2015
Net income	$31,683	$46,214
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $34 and $(9), respectively	53	(14)
Reclassification for gains included in net income, net of tax of $(12) and $(15), respectively	(19)	(23)
Net change in unrealized gains on investments, net of tax	34	(37)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(86) and $(505), respectively	(54)	(1,103)
Reclassification adjustment included in net income, net of tax of $0 and $153, respectively	—	239
Foreign currency translation adjustment, net of tax	(54)	(864)
Other comprehensive loss, net of tax	(20)	(901)
Comprehensive income	$31,663	$45,313
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2015
Operating activities:
Net income	$31,683	$46,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,640	29,924
Stock-based compensation	11,726	8,230
Amortization of deferred financing costs and original issue discount on debt	857	842
Tax (benefit) shortfall from equity awards	(2,311)	8,695
Deferred income taxes	(2,534)	17,322
Provision for doubtful accounts	1,528	2,100
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,553)	(20,302)
Unbilled receivables	1,525	1,083
Notes receivable	602	—
Prepaid expenses and other current assets	1,625	(9,379)
Deferred costs	332	(484)
Income taxes	20,169	7,086
Other assets	7	(3,922)
Other liabilities	3,040	2,931
Accounts payable and accrued expenses	(32,419)	(28,521)
Deferred revenue	1,974	(1,272)
Net cash provided by operating activities	60,891	60,547
Investing activities:
Purchases of property and equipment	(11,584)	(6,055)
Business acquired, net of cash acquired	(13,567)	—
Net cash used in investing activities	(25,151)	(6,055)
Financing activities:
Decrease (increase) in restricted cash	73	(352)
Proceeds from notes payable	175,000	—
Payments under notes payable obligations	(2,031)	(2,031)
Principal repayments on capital lease obligations	(715)	(1,691)
Proceeds from issuance of stock	3,337	442
Tax benefit (shortfall) from equity awards	2,311	(8,695)
Repurchase of restricted stock awards and common stock	(50,499)	(20,387)
Net cash provided by (used in) financing activities	127,476	(32,714)
Effect of foreign exchange rates on cash and cash equivalents	(72)	(1,277)
Net increase in cash and cash equivalents	163,144	20,501
Cash and cash equivalents at beginning of period	223,309	326,577
Cash and cash equivalents at end of period	$386,453	$347,078
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; and recoverability of goodwill. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
Fair Value of Financial Instruments
Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosure Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its $325 million senior secured term loan facility (2013 Term Facility) using pricing service quotations as quoted by Bloomberg (Level 2) (see Note 3). The Company believes the carrying value of its revolving credit facility (2013 Revolving Facility) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2) (see Note 3). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2023 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 3).
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2014		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$326,577	$326,577	$347,078	$347,078
Restricted cash (current assets)	2,191	2,191	2,543	2,543
2013 Term Facility (including current portion, net of discount)	308,290	289,794	306,296	292,325
2013 Revolving Facility	175,000	175,000	175,000	175,000
Senior Notes (including current portion)	300,000	255,750	300,000	253,725
Restricted Cash
As of December 31, 2014 and March 31, 2015, cash of $2.2 million and $2.5 million, respectively, was restricted as collateral for certain of the Company's outstanding letters of credit and for deposits on leased facilities.

3.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2014	March 31, 2015
2013 Term Facility (net of discount)	$308,290	$306,296
2013 Revolving Facility	175,000	175,000
Senior Notes	300,000	300,000
Total	783,290	781,296
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$775,318	$773,324

2013 Credit Facilities
On January 22, 2013, the Company entered into a credit facility that provided for a $325 million senior secured term loan facility (2013 Term Facility) and a $200 million senior secured revolving credit facility (2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities). The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of March 31, 2015, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $8.2 million, exclusive of outstanding letters of credit totaling $16.8 million.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

Senior Notes
On January 22, 2013, the Company closed an offering of $300 million aggregate principal amount of 4.50% senior notes due 2023. The Senior Notes are the general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by certain of its domestic subsidiaries, or the Subsidiary Guarantors. Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013.
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

4.	STOCKHOLDERS’ EQUITY
As of March 31, 2015, a total of 4,433,569 shares were available for grant or award under the Company's stock incentive plans and a total of 405,182 shares were available to be issued under the Company's Employee Stock Purchase Plan (ESPP).
Stock-based compensation expense recognized for the three months ended March 31, 2014 and 2015 was $11.7 million and $8.2 million, respectively. As of March 31, 2015, total unrecognized compensation expense was estimated at $33.5 million, which the Company expects to recognize over a weighted average period of approximately 1.3 years. Total unrecognized compensation expense as of March 31, 2015 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	2,043,905	$25.23
Granted	—	—
Exercised	(219,405)	25.79
Forfeited	(58,058)	28.00
Outstanding at March 31, 2015	1,766,442	$25.07	$2.3	3.53
Exercisable at March 31, 2015	1,231,742	$24.38	$0.3	2.43
The aggregate intrinsic value of options exercised for the three months ended March 31, 2015 was $0.1 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	39,194	$27.21
Granted	—	—
Vested	(32,144)	26.46
Forfeited	(3,175)	30.61
Outstanding at March 31, 2015	3,875	$30.63	$0.1
The total aggregate intrinsic value of restricted stock vested during the three months ended March 31, 2015 was $0.9 million. During the three months ended March 31, 2015, the Company repurchased 12,477 shares of common stock for an aggregate purchase price of approximately $0.3 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. The Company recognizes the estimated fair value of PVRSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon the Company's determination of the level of achievement of the performance target. The estimated level of achievement of the performance target awards for the 2015 performance year is 100.0%.
The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2014	1,810,952	$37.76
Granted	664,046	27.04
Vested	(1,712,754)	37.38
Forfeited	(73,006)	35.56
Non-vested March 31, 2015	689,238	$28.61	$17.0
The total aggregate intrinsic value of PVRSUs vested during the three months ended March 31, 2015 was approximately $45.6 million. The Company repurchased 681,049 shares of common stock for an aggregate purchase price of $18.1 million pursuant to the participants’ rights under the Company's stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	1,071,814	$39.60
Granted	800	24.60
Vested	(193,412)	41.89
Forfeited	(11,387)	39.00
Outstanding at March 31, 2015	867,815	$39.08	$21.4

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

The total aggregate intrinsic value of restricted stock units vested during the three months ended March 31, 2015 was approximately $5.3 million. The Company repurchased 73,349 shares of common stock for an aggregate purchase price of $2.0 million pursuant to the participants’ rights under the Company's stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following assumptions:

Three Months Ended March 31, 2015
Dividend yield	—%
Expected volatility	34.34%
Risk-free interest rate	0.05%
Expected life of employee stock purchase plan options (in months)	6
Share Repurchase Program
On March 26, 2015, the Company announced that its Board of Directors authorized a $150 million share repurchase program. The program commenced on March 27, 2015 and will expire on March 25, 2016. Share repurchases under the program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares are retired. During the three months ended March 31, 2015, the Company repurchased 0.3 million shares of its Class A common stock at an average price of $24.10 per share, for a total purchase price of $6.3 million.

5.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2015
Computation of basic net income per common share:
Net income	$31,683	$46,214
Weighted average common shares and participating securities outstanding – basic	61,240	55,974
Basic net income per common share	$0.52	$0.83
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	61,240	55,974
Effect of dilutive securities:
Stock-based awards	1,513	875
Weighted average common shares outstanding – diluted	62,753	56,849
Diluted net income per common share	$0.50	$0.81
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 522,163 and 1,894,657 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended March 31, 2014 and 2015, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

6.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2015
Interest and other expense:
Interest expense	$6,085	$6,460
Gain on asset disposals	—	(169)
Foreign currency transaction (gain) loss	(66)	431
Other	(22)	—
Total interest and other expense	$5,997	$6,722

7.	INCOME TAXES
The Company’s effective tax rate increased to 36.7% for the three months ended March 31, 2015 from 35.9% for the three months ended March 31, 2014, primarily due to the reversal of the Company's unrecognized tax benefits in the first quarter of 2014 upon the completion of an Internal Revenue Service (IRS) audit for the year ended December 31, 2009, offset by an increase in the Company’s domestic production activities deduction for the three months ended March 31, 2015.
As of December 31, 2014 and March 31, 2015, the Company had unrecognized tax benefits of $13.6 million and $14.3 million, respectively, of which $12.8 million and $13.5 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2014 and 2015, potential interest and penalties were insignificant.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS has initiated an examination of the Company's federal income tax returns for the years 2009 through 2012 and of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company. While the ultimate outcome of the audit is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing address of the Company's clients. Geographic area revenue and service revenue from external clients for the three months ended March 31, 2014 and 2015, and geographic area long-lived assets as of December 31, 2014 and March 31, 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Revenue by geographical areas:
United States	$213,782	$235,554
International	16,115	15,834
Total revenue	$229,897	$251,388

Revenue by service:
Marketing Services	$32,854	$37,227
Security Services	30,132	39,642
Data Services	48,118	48,158
NPAC Services	118,793	126,361
Total revenue	$229,897	$251,388

	December 31, 2014	March 31, 2015
Long-lived assets, net
United States	$385,432	$363,855
Colombia	78,786	76,549
Other	8	5
Total long-lived assets, net	$464,226	$440,409

9.	CONTINGENCIES
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
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff.  On November 6, 2014, the IPRS filed an amended complaint and on December 8, 2014, the Company moved to dismiss IPRS’s amended complaint.  On December 22, 2014, IPRS filed its opposition to the Company's motion to dismiss.  On December 29, 2014, the Company filed a reply brief to the IPRS opposition.  The Alexandria Division heard oral arguments on the motions on January 22, 2015 and on January 27, 2015, and issued an order granting the Company's motion to dismiss IPRS’s amended complaint with prejudice.  On February 25, 2015, counsel for IPRS filed a notice of appeal. At this stage, the Company is unable to quantify the impact of these claims on its future consolidated financial position or results of operations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

10.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2014 and March 31, 2015 and for the three months ended March 31, 2014 and 2015 for (a) Neustar, Inc., the parent company; (b) certain of the Company's 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$297,565	$19,606	$9,406	$—	$326,577
Restricted cash	1,260	931	—	—	2,191
Accounts receivable, net	93,519	59,868	1,699	—	155,086
Unbilled receivables	3,115	9,652	317	—	13,084
Prepaid expenses and other current assets	20,322	3,526	544	—	24,392
Deferred costs	4,798	2,153	—	—	6,951
Income taxes receivable	18,935	—	7	(2,633)	16,309
Deferred income tax assets	3,600	6,853	—	(73)	10,380
Intercompany receivable	24,674	—	—	(24,674)	—
Total current assets	467,788	102,589	11,973	(27,380)	554,970
Property and equipment, net	149,024	12,566	14	—	161,604
Goodwill	95,388	562,425	31,456	—	689,269
Intangible assets, net	16,836	280,962	4,824	—	302,622
Net investments in subsidiaries	841,436	—	—	(841,436)	—
Deferred income tax assets, long-term	—	—	284	(284)	—
Other assets, long-term	29,059	1,564	20	—	30,643
Total assets	$1,599,531	$960,106	$48,571	$(869,100)	$1,739,108
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,025	$1,332	$82	$—	$8,439
Accrued expenses	72,423	20,243	2,105	—	94,771
Income taxes payable	—	2,633	—	(2,633)	—
Deferred revenue	29,952	42,177	1,779	—	73,908
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	3,702	—	—	—	3,702
Other liabilities	21,882	1,202	114	(73)	23,125
Intercompany payable	—	12,267	12,407	(24,674)	—
Total current liabilities	142,956	79,854	16,487	(27,380)	211,917
Deferred revenue, long-term	8,592	18,425	—	—	27,017
Notes payable, long-term	775,318	—	—	—	775,318
Capital lease obligations, long-term	5,579	—	—	—	5,579
Deferred income tax liabilities, long-term	3,813	47,137	—	(284)	50,666
Other liabilities, long-term	44,246	5,459	—	—	49,705
Total liabilities	980,504	150,875	16,487	(27,664)	1,120,202
Total stockholders’ equity	619,027	809,231	32,084	(841,436)	618,906
Total liabilities and stockholders’ equity	$1,599,531	$960,106	$48,571	$(869,100)	$1,739,108

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$313,819	$24,201	$9,058	$—	$347,078
Restricted cash	1,260	1,283	—	—	2,543
Accounts receivable, net	115,378	56,037	1,580	—	172,995
Unbilled receivables	1,751	9,474	776	—	12,001
Prepaid expenses and other current assets	29,509	3,731	531	—	33,771
Deferred costs	5,424	2,194	—	—	7,618
Income taxes receivable	4,239	—	69	(3,780)	528
Deferred income tax assets	7,037	8,849	—	(125)	15,761
Intercompany receivable	22,815	—	—	(22,815)	—
Total current assets	501,232	105,769	12,014	(26,720)	592,295
Property and equipment, net	142,550	10,945	10	—	153,505
Goodwill	95,388	562,425	31,456	—	689,269
Intangible assets, net	16,065	266,296	4,543	—	286,904
Net investments in subsidiaries	842,466	—	—	(842,466)	—
Deferred income tax assets, long-term	—	—	309	(309)	—
Other assets, long-term	32,087	1,483	7	—	33,577
Total assets	$1,629,788	$946,918	$48,339	$(869,495)	$1,755,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,248	$709	$348	$—	$6,305
Accrued expenses	59,227	13,141	1,365	—	73,733
Income taxes payable	—	3,780		(3,780)	—
Deferred revenue	31,589	42,183	1,594	—	75,366
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	3,282	—	—	—	3,282
Other liabilities	23,222	771	167	(125)	24,035
Intercompany payable	—	10,803	12,012	(22,815)	—
Total current liabilities	130,540	71,387	15,486	(26,720)	190,693
Deferred revenue, long-term	8,587	15,700	—	—	24,287
Notes payable, long-term	773,324	—	—	—	773,324
Capital lease obligations, long-term	4,990	—	—	—	4,990
Deferred income tax liabilities, long-term	27,712	45,736	—	(309)	73,139
Other liabilities, long-term	46,420	5,306	—	—	51,726
Total liabilities	991,573	138,129	15,486	(27,029)	1,118,159
Total stockholders’ equity	638,215	808,789	32,853	(842,466)	637,391
Total liabilities and stockholders’ equity	$1,629,788	$946,918	$48,339	$(869,495)	$1,755,550

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$162,056	$65,542	$3,488	$(1,189)	$229,897
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,745	17,574	427	(1,135)	58,611
Sales and marketing	37,194	11,657	1,152	(12)	49,991
Research and development	6,409	643	7	—	7,059
General and administrative	24,244	1,844	245	(42)	26,291
Depreciation and amortization	11,778	15,612	250	—	27,640
Restructuring charges	3,338	1,489	139	—	4,966
	124,708	48,819	2,220	(1,189)	174,558
Income from operations	37,348	16,723	1,268	—	55,339
Other (expense) income:
Interest and other expense	(6,063)	5	61	—	(5,997)
Interest income	91	1	3	—	95
Income before income taxes and equity income in consolidated subsidiaries	31,376	16,729	1,332	—	49,437
Provision for income taxes	10,430	7,214	110	—	17,754
Income before equity income in consolidated subsidiaries	20,946	9,515	1,222	—	31,683
Equity income in consolidated subsidiaries	10,737	775	—	(11,512)	—
Net income	$31,683	$10,290	$1,222	$(11,512)	$31,683
Comprehensive income	$31,652	$10,291	$1,232	$(11,512)	$31,663

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$175,381	$80,681	$3,910	$(8,584)	$251,388
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	44,380	24,453	2,719	(7,394)	64,158
Sales and marketing	34,002	14,052	(181)	(1,139)	46,734
Research and development	5,546	905	3	—	6,454
General and administrative	22,034	2,490	184	(51)	24,657
Depreciation and amortization	13,247	16,394	283	—	29,924
	119,209	58,294	3,008	(8,584)	171,927
Income from operations	56,172	22,387	902	—	79,461
Other (expense) income:
Interest and other expense	(6,798)	22	54	—	(6,722)
Interest income	220	4	2	—	226
Income before income taxes and equity income in consolidated subsidiaries	49,594	22,413	958	—	72,965
Provision for income taxes	14,441	11,911	399	—	26,751
Income before equity income in consolidated subsidiaries	35,153	10,502	559	—	46,214
Equity income in consolidated subsidiaries	11,061	480	—	(11,541)	—
Net income	$46,214	$10,982	$559	$(11,541)	$46,214
Comprehensive income	$46,016	$10,578	$260	$(11,541)	$45,313

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,547	$28,126	$(783)	$(27,999)	$60,891
Investing activities:
Purchases of property and equipment	(11,013)	(266)	(305)	—	(11,584)
Business acquired, net of cash acquired	(13,341)	(226)	—	—	(13,567)
Net cash used in investing activities	(24,354)	(492)	(305)	—	(25,151)
Financing activities:
Decrease of restricted cash	—	70	3	—	73
Proceeds from notes payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(2,031)	—	—	—	(2,031)
Principal repayments on capital lease obligations	(715)	—	—	—	(715)
Proceeds from issuance of stock	3,337	—	—	—	3,337
Tax benefit from equity awards	2,306	—	5	—	2,311
Repurchase of restricted stock awards and common stock	(50,499)	—	—	—	(50,499)
(Distribution to) investment by parent	—	(28,437)	438	27,999	—
Net cash provided by (used in) financing activities	127,398	(28,367)	446	27,999	127,476
Effect of foreign exchange rates on cash and cash equivalents	(84)	1	11	—	(72)
Net increase (decrease) in cash and cash equivalents	164,507	(732)	(631)	—	163,144
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$379,466	$343	$6,644	$—	$386,453

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$53,257	$44,353	$(615)	$(36,448)	$60,547
Investing activities:
Purchases of property and equipment	(4,068)	(1,833)	(154)	—	(6,055)
Net cash used in investing activities	(4,068)	(1,833)	(154)	—	(6,055)
Financing activities:
Increase of restricted cash	(1)	(351)	—	—	(352)
Payments under notes payable obligations	(2,031)	—	—	—	(2,031)
Principal repayments on capital lease obligations	(1,691)	—	—	—	(1,691)
Proceeds from issuance of stock	442	—	—	—	442
Tax shortfall from equity awards	(8,695)	—	—	—	(8,695)
Repurchase of restricted stock awards and common stock	(20,387)	—	—	—	(20,387)
(Distribution to) investment by parent	—	(37,167)	719	36,448	—
Net cash (used in) provided by financing activities	(32,363)	(37,518)	719	36,448	(32,714)
Effect of foreign exchange rates on cash and cash equivalents	(572)	(407)	(298)	—	(1,277)
Net increase (decrease) in cash and cash equivalents	16,254	4,595	(348)	—	20,501
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$313,819	$24,201	$9,058	$—	$347,078

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

11.	SUBSEQUENT EVENT
On April 7, 2015, the Company amended its seven regional contracts with North American Portability Management, LLC (NAPM) to establish a transition arrangement under which the Company will provide Local Number Portability Administrator (LNPA) services at the 2015 annual base fee of $496.1 million.  Under this arrangement, the Company will provide these services until September 30, 2016, after which the contracts will automatically renew for additional one-year terms unless NAPM provides a notice of non-renewal at least 90 days prior to the end of any renewal term.  Once a notice of non-renewal is provided, NAPM must provide the Company with at least 180 days advance notice of its intention to terminate the contracts. Further, under this amendment, the Company will provide certain transition services on a cost-plus basis.

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
Overview
During the first quarter, we expanded our highly competitive solutions in the Information Services and Analytics, or IS&A, market by launching new services and entering into strategic partnerships. We continued to experience strong demand for our DNS Services and we are strategically positioned in the expanding gTLD market.
Revenue increased 9% to $251.4 million as compared to $229.9 million in 2014. This increase in revenue was driven by a 32% increase in Security Services revenue, a 13% increase in Marketing Services revenue, and a 6% increase in NPAC Services revenue. Of note, the 32% increase in Security Services revenue included a 17% contribution from .CO Internet, which we acquired in April 2014. Data Services revenue totaled $48.2 million, comparable to the first quarter of 2014.
On March 26, 2015, the Federal Communications Commission, or FCC, approved a competitor to serve as the next LNPA, or Local Number Portability Administrator.  The FCC Order did not award a contract, but rather, authorized contract negotiations to begin. On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation. On April 7, 2015, we amended our seven regional contracts with North American Portability Management, LLC, or NAPM, to continue to provide LNPA services for a period of fifteen months ending on September 30, 2016.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, for certain matters that may bear on our results of operations.

For a discussion of selected critical accounting policies refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Consolidated Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2015
The following table presents an overview of our results of operations for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015	2014 vs. 2015
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$229,897	$251,388	$21,491	9.3%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	58,611	64,158	5,547	9.5%
Sales and marketing	49,991	46,734	(3,257)	(6.5)%
Research and development	7,059	6,454	(605)	(8.6)%
General and administrative	26,291	24,657	(1,634)	(6.2)%
Depreciation and amortization	27,640	29,924	2,284	8.3%
Restructuring charges	4,966	—	(4,966)	100.0%
	174,558	171,927	(2,631)	(1.5)%
Income from operations	55,339	79,461	24,122	43.6%
Other (expense) income:
Interest and other expense	(5,997)	(6,722)	(725)	12.1%
Interest income	95	226	131	137.9%
Income before income taxes	49,437	72,965	23,528	47.6%
Provision for income taxes	17,754	26,751	8,997	50.7%
Net income	$31,683	$46,214	$14,531	45.9%
Net income per common share:
Basic	$0.52	$0.83
Diluted	$0.50	$0.81
Weighted average common shares outstanding:
Basic	61,240	55,974
Diluted	62,753	56,849

Revenue
Revenue. Revenue increased $21.5 million driven by strong demand for our Security and Marketing Services and a $7.6 million increase in revenue from NPAC Services. Security Services revenue increased $9.5 million driven by an increase in revenue of $6.1 million from domain name registries and an increase in revenue of $3.4 million driven by demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by the acquisition of .CO Internet, which contributed $5.2 million. Revenue from our Marketing Services increased $4.4 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their products and services. Data Services revenue was comparable to the first quarter of 2014. In particular, revenue from carrier provisioning services decreased $1.3 million driven by lower transactions due to consolidation of the customer base and the completion of a multi-year client project. This decrease was partially offset by an increase in revenue from caller identification services and user authentication and rights management services.
Expense
Cost of revenue. Cost of revenue increased $5.5 million due to an increase of $2.8 million in costs related to our information technology and systems, an increase of $2.3 million in personnel and personnel-related expense, and an increase of $0.5 million in royalty costs. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.
Sales and marketing. Sales and marketing expense decreased $3.3 million due to a decrease in advertising and marketing costs of $2.8 million and a decrease in general facilities costs of $0.4 million. The decrease in advertising and marketing costs was driven by a decrease of $2.3 million in NPAC-related costs and a decrease of $0.5 million in costs associated with other professional fees.
Research and development. Research and development expense decreased $0.6 million due to a decrease in personnel and personnel-related expense.
General and administrative. General and administrative expense decreased $1.6 million due to a decrease of $1.3 million in personnel and personnel-related expense and a decrease of $1.1 million in professional fees, partially offset by an increase of $0.8 million in maintenance and other administrative costs. The decrease in personnel and personnel-related expense was driven by a decrease of $2.2 million in stock-based compensation expense, partially offset by an increase in other personnel-related costs. Professional fees decreased by $1.1 million driven by a decrease of $1.6 million in professional fees in support of acquisitions, partially offset by an increase of $0.4 million in costs in support of the NPAC selection process.
Depreciation and amortization. Depreciation and amortization expense increased $2.3 million due to an increase of $1.6 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $0.6 million related to an increase in capitalized software development costs and build-out of facilities.
Restructuring expense. Restructuring expense decreased $5.0 million. Restructuring charges recorded during the three months ended March 31, 2014 related to our 2014 restructuring program, which was implemented to align our resources to serve our clients more effectively. The plan was complete as of December 31, 2014.
Interest and other expense. Interest and other expense increased $0.7 million due to an increase of $0.4 million in interest expense and an increase of $0.3 million in other expense driven by foreign currency transaction losses.
Interest income. Interest income for the three months ended March 31, 2015 was comparable to the income for the three months ended March 31, 2014.
Provision for income taxes. Our effective tax rate for the three months ended March 31, 2015 increased to 36.7% from 35.9% for the three months ended March 31, 2014 primarily due to the reversal of unrecognized tax benefits in the first quarter of 2014 upon the completion of an IRS audit for the year ended December 31, 2009, offset by an increase in our domestic production activities deduction for the three months ended March 31, 2015. Excluding discrete tax items, our effective tax rate was approximately 38.0% and 36.5% for the three months ended March 31, 2014 and 2015, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, capital expenditures and debt service requirements.

Total cash and cash equivalents were $347.1 million at March 31, 2015, an increase of $20.5 million from $326.6 million at December 31, 2014. This increase in cash and cash equivalents was due to cash provided by operations.
On March 5, 2015, S&P lowered our corporate credit rating due to an increase in perceived NPAC-related business risk. In particular, our corporate credit rating was lowered from BB to BB-, our 2013 Term Facility rating was lowered from BBB- to BB+, and our Senior Notes rating was lowered from BB- to B+. Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt, or affect the interest rates charged on any of our debt, our debt covenant requirements, or cause any other operating issue.  We believe this downgrade will not have a significant impact on our operating results; however, if our credit ratings were to be further downgraded, our access to, and cost of, debt financing may be negatively impacted.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.
Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. For further discussion of this debt, see Note 3 to our Consolidated Financial Statements in Item 1 of Part I of this report.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the three months ended March 31, 2015 was $60.5 million, as compared to $60.9 million for the three months ended March 31, 2014. This $0.3 million decrease in net cash provided by operating activities was the result of an increase in net income of $14.5 million, an increase in non-cash adjustments of $30.2 million and a decrease in net changes in operating assets and liabilities of $45.1 million.
Non-cash adjustments increased $30.2 million, driven by an increase of $19.9 million in deferred income taxes, a net change increase of $11.0 million in tax (benefit) shortfall from equity awards, an increase of $2.3 million in depreciation and amortization expense and an increase of $0.6 million in the provision for doubtful accounts. These total increases of $33.8 million in non-cash adjustments were partially offset by a decrease of $3.5 million in stock-based compensation.
Net changes in operating assets and liabilities decreased $45.1 million primarily due to a decrease of $16.2 million in accounts and unbilled receivables, a decrease of $13.1 million in income taxes, a decrease of $11.0 million in prepaid expenses and other current assets, a decrease of $3.9 million in other assets, a decrease of $3.2 million in deferred revenue, a decrease of $0.8 million in deferred costs, and a decrease of $0.6 million in notes receivable. These total decreases of $48.8 million in net changes in operating assets and liabilities were partially offset by an increase of $3.9 million in accounts payable and accrued expenses.
Cash flows from investing
Net cash used in investing activities for the three months ended March 31, 2015 was $6.1 million, as compared to $25.2 million for three months ended March 31, 2014. This $19.1 million decrease in net cash used in investing activities was due to a decrease of $13.6 million in cash used for acquisitions and a decrease of $5.5 million in cash used for purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $32.7 million for the three months ended March 31, 2015, as compared to net cash provided by financing activities of $127.5 million for the three months ended March 31, 2014. This $160.2 million decrease in net cash provided by financing activities was due to a decrease in cash of $175.0 million from borrowings completed in the first quarter of 2014, a net change decrease of $11.0 million in tax benefit (shortfall) from equity awards, a $2.9 million decrease in cash proceeds from the issuance of stock, a decrease of $1.0 million in cash used in principal repayments on capital lease obligations and a decrease of $0.4 million in restricted cash. These total decreases of $190.3 million in net cash used in financing activities were partially offset by a $30.1 million decrease in cash used for share repurchases and for the net down of employee shares.

Recent Developments
On March 26, 2015, the FCC approved a competitor to serve as the next LNPA. The FCC Order did not award a contract, but rather, authorized contract negotiations to begin. Although we have filed a petition asking the U.S. Court of Appeals for the District of Columbia to set aside the FCC Order, this petition may not be successful.
On April 7, 2015, we amended our seven regional contracts with NAPM to establish a transition arrangement under which we will provide LNPA services at the 2015 annual base fee of $496.1 million.  Under this arrangement, we will provide these services until September 30, 2016, after which the contracts will automatically renew for additional one-year terms unless NAPM provides a notice of non-renewal at least 90 days prior to the end of any renewal term.  Once a notice of non-renewal is provided, NAPM must provide us with at least 180 days advance notice of its intention to terminate the contracts. Further, under this amendment, we will provide certain transition services on a cost-plus basis. We cannot be certain whether the transition arrangement with the NAPM will be extended beyond September 30, 2016. Once the transition arrangement terminates, we will be dependent on our other businesses. Our growth and profitability following the termination will be determined by the success of these businesses.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our exposure to market risk has not changed materially since December 31, 2014.

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
As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff.  On November 6, 2014, the IPRS filed an amended complaint and on December 8, 2014, we moved to dismiss IPRS’s amended complaint.  On December 22, 2014, IPRS filed its opposition to our motion to dismiss.  On December 29, 2014, we filed a reply brief to the IPRS opposition.  The Alexandria Division heard oral arguments on the motions on January 22, 2015 and on January 27, 2015, and issued an order granting our motion to dismiss IPRS’s amended complaint with prejudice.  On February 25, 2015, counsel for IPRS filed a notice of appeal.
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 26, 2015, approving a recommendation by the NANC for a competitor to serve as the next LNPA. Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s implementing r ules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed with the SEC on February 13, 2015. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 through January 31, 2015	613,734	$26.76	—	$—
February 1 through February 28, 2015	209,289	26.57	—	—
March 1 through March 31, 2015	400,239	24.96	259,351	143,743,706
Total	1,223,262	$26.14	259,351	$143,743,706

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 963,911 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

(3)
On March 26, 2015, we announced the adoption of a 2015 share repurchase program, which will expire on March 25, 2016. The 2015 program authorizes the repurchase of up to $150 million of Class A common shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date:	April 29, 2015	By:	/s/ Paul S. Lalljie
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

(10.1)
Amendment No. 97, dated April 7, 2015, to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, L.L.C., incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed April 8, 2015.

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