Form 10-Q
period 2015-06-30
NEUSTAR INC
filed 2015-07-30
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 54,398,748 shares of Class A common stock, $0.001 par value, and 2,270 shares of Class B common stock, $0.001 par value, outstanding at July 27, 2015.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	June 30, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,577	$411,975
Restricted cash	2,191	2,531
Accounts receivable, net of allowance for doubtful accounts of $3,154 and $3,501, respectively	155,086	162,847
Unbilled receivables	13,084	13,498
Prepaid expenses and other current assets	24,392	31,187
Deferred costs	6,951	7,758
Income taxes receivable	15,956	—
Deferred income tax assets	10,380	16,513
Total current assets	554,617	646,309
Property and equipment, net	161,604	147,611
Goodwill	692,269	691,033
Intangible assets, net	302,622	271,187
Other assets, long-term	30,996	32,491
Total assets	$1,742,108	$1,788,631
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	June 30, 2015
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,439	$6,455
Accrued expenses	94,771	89,073
Income taxes payable	—	4,847
Deferred revenue	73,908	74,244
Notes payable	7,972	7,972
Capital lease obligations	3,702	4,175
Other liabilities	23,125	24,116
Total current liabilities	211,917	210,882
Deferred revenue, long-term	27,017	21,872
Notes payable, long-term	775,318	771,331
Capital lease obligations, long-term	5,579	3,928
Deferred income tax liabilities, long-term	49,111	60,372
Other liabilities, long-term	53,683	61,200
Total liabilities	1,122,625	1,129,585
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and June 30, 2015	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,917,293 and 81,577,247 shares issued; and 55,080,441 and 54,827,260 shares outstanding at December 31, 2014 and June 30, 2015, respectively	81	82
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 2,270 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	—	—
Additional paid-in capital	674,385	690,433
Treasury stock, 25,836,852 and 26,749,987 shares at December 31, 2014 and June 30, 2015, respectively, at cost	(898,520)	(921,328)
Accumulated other comprehensive loss	(1,645)	(2,352)
Retained earnings	845,182	892,211
Total stockholders’ equity	619,483	659,046
Total liabilities and stockholders’ equity	$1,742,108	$1,788,631
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$237,457	$256,767	$467,354	$508,155
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	60,844	67,551	119,455	131,709
Sales and marketing	48,637	50,942	98,628	97,676
Research and development	6,932	5,997	13,991	12,451
General and administrative	26,008	24,729	52,299	49,386
Depreciation and amortization	30,086	29,438	57,726	59,362
Restructuring charges	200	—	5,166	—
	172,707	178,657	347,265	350,584
Income from operations	64,750	78,110	120,089	157,571
Other (expense) income:
Interest and other expense	(7,270)	(6,481)	(13,267)	(13,203)
Interest income	163	69	258	295
Income before income taxes	57,643	71,698	107,080	144,663
Provision for income taxes	20,796	26,640	38,550	53,391
Net income	$36,847	$45,058	$68,530	$91,272
Net income per common share:
Basic	$0.62	$0.81	$1.14	$1.64
Diluted	$0.61	$0.80	$1.11	$1.61
Weighted average common shares outstanding:
Basic	58,973	55,377	60,100	55,676
Diluted	60,388	56,238	61,539	56,563
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income	$36,847	$45,058	$68,530	$91,272
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $(29), $(11), $(19) and $(20), respectively	46	(17)	99	(31)
Reclassification for gains included in net income, net of tax of $0, $0, $12 and $(15), respectively	—	—	(19)	(23)
Net change in unrealized gains on investments, net of tax	46	(17)	80	(54)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $87, $(353), $163 and $(628), respectively	(151)	(194)	(205)	(1,067)
Reclassification adjustment included in net income, net of tax of $0, $112, $0 and $266, respectively	—	175	—	414
Foreign currency translation adjustment, net of tax	(151)	(19)	(205)	(653)
Other comprehensive loss, net of tax	(105)	(36)	(125)	(707)
Comprehensive income	$36,742	$45,022	$68,405	$90,565
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2015
Operating activities:
Net income	$68,530	$91,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,726	59,362
Stock-based compensation	27,285	17,697
Amortization of deferred financing costs and original issue discount on debt	1,671	1,696
Tax (benefit) shortfall from equity awards	(2,194)	8,809
Deferred income taxes	(20,361)	4,618
Provision for doubtful accounts	3,113	3,900
Loss (gain) on disposal of assets	1,057	(626)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,722)	(12,237)
Unbilled receivables	1,950	(414)
Notes receivable	1,008	—
Prepaid expenses and other current assets	1,330	(5,384)
Deferred costs	1,463	(736)
Income taxes	17,843	11,994
Other assets	(279)	(2,281)
Other liabilities	4,126	7,018
Accounts payable and accrued expenses	(25,225)	(6,259)
Deferred revenue	(718)	(4,477)
Net cash provided by operating activities	136,603	173,952
Investing activities:
Purchases of property and equipment	(25,671)	(13,395)
Business acquired, net of cash acquired	(120,371)	—
Net cash used in investing activities	(146,042)	(13,395)
Financing activities:
Decrease (increase) in restricted cash	72	(340)
Proceeds from notes payable	175,000	—
Payments under notes payable obligations	(4,062)	(4,062)
Principal repayments on capital lease obligations	(1,544)	(1,862)
Proceeds from issuance of stock	6,156	5,373
Tax benefit (shortfall) from equity awards	2,194	(8,809)
Repurchase of restricted stock awards and common stock	(145,826)	(64,932)
Net cash provided by (used in) financing activities	31,990	(74,632)
Effect of foreign exchange rates on cash and cash equivalents	(8)	(527)
Net increase in cash and cash equivalents	22,543	85,398
Cash and cash equivalents at beginning of period	223,309	326,577
Cash and cash equivalents at end of period	$245,852	$411,975
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) is a neutral and trusted provider of real-time information services. The Company’s authoritative, hard-to-replicate data sets and proprietary analytics provide insights to help its clients promote and protect their businesses. The Company primarily serves marketing and security functions in the communications, financial services, media and advertising, retail and eCommerce, Internet, and technology industries. The Company’s integrated marketing solution enhances its clients’ ability to acquire and retain valuable customers across disparate platforms. The Company operates top-level domain names and provides services to help its clients optimize their web performance. The Company enables the exchange of essential operating information across multiple carriers to provision and manage services. The Company operates the user authentication and rights management system, which supports the digital content locker that consumers use to access their entertainment content. The Company provides the critical infrastructure that enables the dynamic routing of calls and text messages for communications service providers in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
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
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its $325 million senior secured term loan facility (2013 Term Facility) using pricing service quotations as quoted by Bloomberg (Level 2) (see Note 5). The Company believes the carrying value of its revolving credit facility (2013 Revolving Facility) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2) (see Note 5). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2023 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 5).
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2014		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$326,577	$326,577	$411,975	$411,975
Restricted cash (current assets)	2,191	2,191	2,531	2,531
2013 Term Facility (including current portion, net of discount)	308,290	289,794	304,303	287,187
2013 Revolving Facility	175,000	175,000	175,000	175,000
Senior Notes (including current portion)	300,000	255,750	300,000	269,424
Restricted Cash
As of December 31, 2014 and June 30, 2015, cash of $2.2 million and $2.5 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB decided to defer by one year the effective dates of the standard. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Adoption prior to that date is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 on the Company’s consolidated financial statements will result in a balance sheet reclassification of net deferred financing costs related to our 2013 Credit Facilities (see Note 5). As of June 30, 2015, the Company’s deferred financing costs related to its 2013 Credit Facilities were $17.6 million.

3.	ACQUISITION
On April 14, 2014, the Company acquired .CO Internet S.A.S (.CO Internet) and certain associated assets. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. This acquisition expanded the Company’s registry services, which includes the .biz and .us top-level domains. As of December 31, 2014, the preliminary purchase was $115.1 million and the goodwill balance was $36.6 million. The allocation of the purchase price was preliminary pending the finalization of acquired deferred income tax assets and assumed income and non-income-based tax liabilities. During the six months ended June 30, 2015, the Company adjusted its preliminary valuation of its acquired deferred tax assets and assumed income tax liabilities. As of June 30, 2015, the adjusted purchase price was $118.1 million and the adjusted goodwill balance was $39.6 million.  The consolidated balance sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

4.	GOODWILL
Goodwill
The Company’s goodwill as of December 31, 2014 and June 30, 2015 is as follows (in thousands):

	December 31, 2014 (1)	Adjustments (2)	Disposals (3)	June 30, 2015
Gross goodwill	$782,871	$3,000	$(1,236)	$784,635
Accumulated impairments	(93,602)	—	—	(93,602)
Net goodwill	$689,269	$3,000	$(1,236)	$691,033
(1) Balance as originally reported at December 31, 2014, prior to the reflection of measurement period adjustments.
(2) During the six months ended June 30, 2015, the Company adjusted its preliminary valuation of acquired deferred tax assets and assumed income and non-income based tax liabilities related to its acquisition of .CO Internet (see Note 3).
(3) Reflects the goodwill associated with the Company’s sale of certain Data Services assets and liabilities used to deliver lawful intercept services.

5.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2014	June 30, 2015
2013 Term Facility (net of discount)	$308,290	$304,303
2013 Revolving Facility	175,000	175,000
Senior Notes	300,000	300,000
Total	783,290	779,303
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$775,318	$771,331

2013 Credit Facilities
On January 22, 2013, the Company entered into a credit facility that provided for a $325 million senior secured term loan facility (2013 Term Facility) and a $200 million senior secured revolving credit facility (2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities). The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of June 30, 2015, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $8.2 million, exclusive of outstanding letters of credit totaling $16.8 million.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

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

6.	STOCKHOLDERS’ EQUITY
As of June 30, 2015, a total of 1,554,382 shares were available for grant or award under the Company’s stock incentive plans and a total of 336,100 shares were available to be issued under the Company’s Employee Stock Purchase Plan (ESPP). On May 27, 2015, at the Company’s annual meeting of stockholders, the Company’s stockholders approved a proposal to make an additional 3,000,000 shares available for grant under the Company’s stock incentive plans.
Stock-based compensation expense recognized for the three months ended June 30, 2014 and 2015 was $15.6 million and $9.5 million, respectively, and $27.3 million and $17.7 million for the six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, total unrecognized compensation expense was estimated at $50.8 million, which the Company expects to recognize over a weighted average period of approximately 1.4 years. Total unrecognized compensation expense as of June 30, 2015 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures, and changes in the estimated fair value of non-vested awards granted to consultants.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	2,043,905	$25.23
Granted	—	—
Exercised	(370,664)	25.33
Forfeited	(102,046)	30.31
Outstanding at June 30, 2015	1,571,195	$24.88	$7.1	3.4
Exercisable at June 30, 2015	1,058,397	$24.05	$5.5	2.2
The aggregate intrinsic value of options exercised for the six months ended June 30, 2015 was $0.7 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	39,194	$27.21
Granted	—	—
Vested	(32,494)	26.46
Forfeited	(3,175)	30.61
Outstanding at June 30, 2015	3,525	$31.05	$0.1
The total aggregate intrinsic value of restricted stock vested during the six months ended June 30, 2015 was $0.9 million. During the six months ended June 30, 2015, the Company repurchased 12,595 shares of common stock for an aggregate purchase price of approximately $0.3 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. The Company recognizes the estimated fair value of PVRSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon the Company’s determination of the level of achievement of the performance target. In the second quarter of 2015, the Company revised its estimate of the level of achievement of the performance target for the 2015 performance year to greater than 100.0% of target, resulting in an increase in stock-based compensation expense of approximately $0.8 million. The Company’s consolidated net income for the three and six months ended June 30, 2015 was $45.1 million and $91.3 million, respectively, and diluted net income per common share was $0.80 and $1.61 per share, respectively. If the Company had continued to use the previous estimate of achievement of 100%, the as adjusted net income for the three and six months ended June 30, 2015 would have been approximately $45.6 million and $91.8 million, respectively, and the as adjusted diluted net income per common share would have been approximately $0.81 and $1.62 per share, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2014	1,810,952	$37.76
Granted	921,912	27.12
Vested	(1,718,280)	37.37
Forfeited	(95,020)	30.01
Non-vested at June 30, 2015	919,564	$28.62	$26.9
The total aggregate intrinsic value of PVRSUs vested during the six months ended June 30, 2015 was approximately $45.8 million. The Company repurchased 683,127 shares of common stock for an aggregate purchase price of $18.2 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	1,071,814	$39.60
Granted	1,009,142	27.40
Vested	(203,067)	41.87
Forfeited	(105,257)	34.87
Outstanding at June 30, 2015	1,772,632	$32.67	$51.8
The total aggregate intrinsic value of restricted stock units vested during the six months ended June 30, 2015 was approximately $5.6 million. The Company repurchased 77,271 shares of common stock for an aggregate purchase price of $2.1 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Three and Six Months Ended June 30, 2015
Dividend yield	—%
Expected volatility	35.41%
Risk-free interest rate	0.05%
Expected life of employee stock purchase plan options (in months)	6
Share Repurchase Program
On March 26, 2015, the Company announced that its Board of Directors authorized a $150 million share repurchase program. The program commenced on March 27, 2015 and will expire on March 25, 2016. Share repurchases under the program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares are retired. During the three and six months ended June 30, 2015, the Company repurchased 1.4 million and 1.6 million shares, respectively, of its Class A common stock at an average price of $27.72 and $27.15 per share, respectively, for a total purchase price of $38.0 million and $44.2 million, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

7.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Computation of basic net income per common share:
Net income	$36,847	$45,058	$68,530	$91,272
Weighted average common shares and participating securities outstanding – basic	58,973	55,377	60,100	55,676
Basic net income per common share	$0.62	$0.81	$1.14	$1.64
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	58,973	55,377	60,100	55,676
Effect of dilutive securities:
Stock-based awards	1,415	861	1,439	887
Weighted average common shares outstanding – diluted	60,388	56,238	61,539	56,563
Diluted net income per common share	$0.61	$0.80	$1.11	$1.61
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 1,090,367 and 751,702 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended June 30, 2014 and 2015, respectively. Common stock options to purchase an aggregate of 934,787 and 1,066,636 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the six months ended June 30, 2014 and 2015, respectively.

8.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Interest and other expense:
Interest expense	$6,175	$6,386	$12,260	$12,846
Loss (gain) on asset disposals	1,057	(85)	1,057	(254)
Foreign currency transaction loss (gain)	18	180	(48)	611
Other	20	—	(2)	—
Total interest and other expense	$7,270	$6,481	$13,267	$13,203

9.	INCOME TAXES
The Company’s effective tax rate increased to 36.9% for the six months ended June 30, 2015 from 36.0% for the six months ended June 30, 2014, primarily due to the reversal of the Company’s unrecognized tax benefits in the first quarter of 2014 upon the completion of an Internal Revenue Service (IRS) audit for the year ended December 31, 2009, offset by an increase in the Company’s domestic production activities deduction for the six months ended June 30, 2015.
As of December 31, 2014 and June 30, 2015, the Company had unrecognized tax benefits of $13.6 million and $16.5 million, respectively, of which $12.8 million and $15.7 million, respectively, would affect the Company’s effective tax rate if recognized.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2014 and 2015, the Company recognized potential interest and penalties of $21,000 and $2.7 million, respectively. During the six months ended June 30, 2014 and 2015, the Company recognized potential interest and penalties of $55,000 and $2.8 million, respectively. Interest and penalties are primarily due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS has initiated an examination of the Company’s federal income tax returns for the years 2009 through 2012 and of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company. While the ultimate outcome of the audits is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing address of the Company’s clients. Geographic area revenue and service revenue from external clients for the three and six months ended June 30, 2014 and 2015, and geographic area long-lived assets as of December 31, 2014 and June 30, 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue by geographical areas:
United States	$221,189	$237,490	$434,971	$473,044
International	16,268	19,277	32,383	35,111
Total revenue	$237,457	$256,767	$467,354	$508,155

Revenue by service:
Marketing Services	$34,972	$40,889	$67,826	$78,116
Security Services	34,412	40,451	64,544	80,093
Data Services	49,384	49,236	97,502	97,394
NPAC Services	118,689	126,191	237,482	252,552
Total revenue	$237,457	$256,767	$467,354	$508,155

	December 31, 2014	June 30, 2015
Long-lived assets, net
United States	$385,432	$344,477
Colombia	78,786	74,318
Other	8	3
Total long-lived assets, net	$464,226	$418,798

11.	CONTINGENCIES
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System, or OFPRS, individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, Alexandria Division, or the Alexandria Division, against the Company and certain of its senior

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

executive officers.  The OFPRS complaint asserted claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased the Company’s securities between April 19, 2013 and June 6, 2014, inclusive, and sought unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief.
On October 7, 2014, the Alexandria Division issued an order appointing lead counsel and designating The Indiana Public Retirement System, or IPRS, as lead plaintiff.  On November 6, 2014, the IPRS filed an amended complaint and on December 8, 2014, the Company moved to dismiss IPRS’s amended complaint.  On December 22, 2014, IPRS filed its opposition to the Company’s motion to dismiss.  On December 29, 2014, the Company filed a reply brief to the IPRS opposition.  The Alexandria Division heard oral arguments on the motions on January 22, 2015 and on January 27, 2015, and issued an order granting the Company’s motion to dismiss IPRS’s amended complaint with prejudice.  On February 25, 2015, counsel for IPRS filed a notice of appeal. At this stage, the Company is unable to quantify the impact of these claims on its future consolidated financial position or results of operations.

12.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2014 and June 30, 2015 and for the three and six months ended June 30, 2014 and 2015 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these condensed consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$297,565	$19,606	$9,406	$—	$326,577
Restricted cash	1,260	931	—	—	2,191
Accounts receivable, net	93,519	59,868	1,699	—	155,086
Unbilled receivables	3,115	9,652	317	—	13,084
Prepaid expenses and other current assets	20,322	3,526	544	—	24,392
Deferred costs	4,798	2,153	—	—	6,951
Income taxes receivable	18,935	—	7	(2,986)	15,956
Deferred income tax assets	3,600	6,853	—	(73)	10,380
Intercompany receivable	24,674	—	—	(24,674)	—
Total current assets	467,788	102,589	11,973	(27,733)	554,617
Property and equipment, net	149,024	12,566	14	—	161,604
Goodwill	95,388	565,425	31,456	—	692,269
Intangible assets, net	16,836	280,962	4,824	—	302,622
Net investments in subsidiaries	841,436	—	—	(841,436)	—
Deferred income tax assets, long-term	—	—	284	(284)	—
Other assets, long-term	29,059	1,917	20	—	30,996
Total assets	$1,599,531	$963,459	$48,571	$(869,453)	$1,742,108
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,025	$1,332	$82	$—	$8,439
Accrued expenses	72,423	20,243	2,105	—	94,771
Income taxes payable	—	2,986	—	(2,986)	—
Deferred revenue	29,952	42,177	1,779	—	73,908
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	3,702	—	—	—	3,702
Other liabilities	21,882	1,202	114	(73)	23,125
Intercompany payable	—	12,267	12,407	(24,674)	—
Total current liabilities	142,956	80,207	16,487	(27,733)	211,917
Deferred revenue, long-term	8,592	18,425	—	—	27,017
Notes payable, long-term	775,318	—	—	—	775,318
Capital lease obligations, long-term	5,579	—	—	—	5,579
Deferred income tax liabilities, long-term	3,813	45,582	—	(284)	49,111
Other liabilities, long-term	44,246	9,437	—	—	53,683
Total liabilities	980,504	153,651	16,487	(28,017)	1,122,625
Total stockholders’ equity	619,027	809,808	32,084	(841,436)	619,483
Total liabilities and stockholders’ equity	$1,599,531	$963,459	$48,571	$(869,453)	$1,742,108

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$387,891	$16,822	$7,262	$—	$411,975
Restricted cash	1,260	1,271	—	—	2,531
Accounts receivable, net	102,628	58,324	1,895	—	162,847
Unbilled receivables	1,589	10,941	968	—	13,498
Prepaid expenses and other current assets	27,191	3,351	645	—	31,187
Deferred costs	5,315	2,443	—	—	7,758
Income taxes receivable	—	—	284	(284)	—
Deferred income tax assets	7,121	3,828	—	5,564	16,513
Intercompany receivable	27,804	—	—	(27,804)	—
Total current assets	560,799	96,980	11,054	(22,524)	646,309
Property and equipment, net	137,707	9,897	7	—	147,611
Goodwill	94,152	565,425	31,456	—	691,033
Intangible assets, net	15,294	251,630	4,263	—	271,187
Net investments in subsidiaries	811,408	—	—	(811,408)	—
Deferred income tax assets, long-term	—	—	334	(334)	—
Other assets, long-term	30,653	1,831	7	—	32,491
Total assets	$1,650,013	$925,763	$47,121	$(834,266)	$1,788,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,995	$1,925	$535	$—	$6,455
Accrued expenses	69,146	18,347	1,580	—	89,073
Income taxes payable	4,457	674	—	(284)	4,847
Deferred revenue	31,296	41,431	1,517	—	74,244
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	4,175	—	—	—	4,175
Other liabilities	23,333	742	41	—	24,116
Deferred income tax liabilities	—	—	92	(92)	—
Intercompany payable	—	18,371	9,433	(27,804)	—
Total current liabilities	144,374	81,490	13,198	(28,180)	210,882
Deferred revenue, long-term	8,441	13,431	—	—	21,872
Notes payable, long-term	771,331	—	—	—	771,331
Capital lease obligations, long-term	3,928	—	—	—	3,928
Deferred income tax liabilities, long-term	21,327	44,023	—	(4,978)	60,372
Other liabilities, long-term	51,692	9,508	—	—	61,200
Total liabilities	1,001,093	148,452	13,198	(33,158)	1,129,585
Total stockholders’ equity	648,920	777,311	33,923	(801,108)	659,046
Total liabilities and stockholders’ equity	$1,650,013	$925,763	$47,121	$(834,266)	$1,788,631

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$163,374	$68,878	$6,155	$(950)	$237,457
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,238	18,574	1,908	(876)	60,844
Sales and marketing	35,040	11,767	1,845	(15)	48,637
Research and development	6,591	324	17	—	6,932
General and administrative	23,980	2,244	(157)	(59)	26,008
Depreciation and amortization	12,152	15,720	2,214	—	30,086
Restructuring charges	—	202	(2)	—	200
	119,001	48,831	5,825	(950)	172,707
Income from operations	44,373	20,047	330	—	64,750
Other (expense) income:
Interest and other expense	(7,335)	—	65	—	(7,270)
Interest income	159	—	4	—	163
Income before income taxes and equity income (loss) in consolidated subsidiaries	37,197	20,047	399	—	57,643
Provision for income taxes	10,959	8,842	995	—	20,796
Income before equity income (loss) in consolidated subsidiaries	26,238	11,205	(596)	—	36,847
Equity income (loss) in consolidated subsidiaries	10,609	(1,111)	—	(9,498)	—
Net income (loss)	$36,847	$10,094	$(596)	$(9,498)	$36,847
Comprehensive income (loss)	$36,790	$10,033	$(584)	$(9,497)	$36,742

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$176,205	$85,798	$3,610	$(8,846)	$256,767
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	43,875	28,701	2,682	(7,707)	67,551
Sales and marketing	38,844	12,988	156	(1,046)	50,942
Research and development	4,951	1,039	7	—	5,997
General and administrative	21,996	2,710	116	(93)	24,729
Depreciation and amortization	12,954	16,200	284	—	29,438
	122,620	61,638	3,245	(8,846)	178,657
Income from operations	53,585	24,160	365	—	78,110
Other (expense) income:
Interest and other expense	(6,487)	8	(2)	—	(6,481)
Interest income	63	6	—	—	69
Income before income taxes and equity income in consolidated subsidiaries	47,161	24,174	363	—	71,698
Provision for income taxes	11,158	15,310	172	—	26,640
Income before equity income in consolidated subsidiaries	36,003	8,864	191	—	45,058
Equity income in consolidated subsidiaries	9,055	487	—	(9,542)	—
Net income	$45,058	$9,351	$191	$(9,542)	$45,058
Comprehensive income	$45,179	$9,231	$154	$(9,542)	$45,022

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$325,430	$134,420	$9,643	$(2,139)	$467,354
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	82,983	36,148	2,335	(2,011)	119,455
Sales and marketing	72,234	23,424	2,997	(27)	98,628
Research and development	13,000	967	24	—	13,991
General and administrative	48,224	4,088	88	(101)	52,299
Depreciation and amortization	23,930	31,332	2,464	—	57,726
Restructuring charges	3,338	1,691	137	—	5,166
	243,709	97,650	8,045	(2,139)	347,265
Income from operations	81,721	36,770	1,598	—	120,089
Other (expense) income:
Interest and other expense	(13,398)	5	126	—	(13,267)
Interest income	250	1	7	—	258
Income before income taxes and equity income (loss) in consolidated subsidiaries	68,573	36,776	1,731	—	107,080
Provision for income taxes	21,389	16,056	1,105	—	38,550
Income before equity income (loss) in consolidated subsidiaries	47,184	20,720	626	—	68,530
Equity income (loss) in consolidated subsidiaries	21,346	(336)	—	(21,010)	—
Net income	$68,530	$20,384	$626	$(21,010)	$68,530
Comprehensive income	$68,442	$20,324	$648	$(21,009)	$68,405

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$351,586	$166,479	$7,520	$(17,430)	$508,155
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	88,255	53,154	5,401	(15,101)	131,709
Sales and marketing	72,846	27,040	(25)	(2,185)	97,676
Research and development	10,497	1,944	10	—	12,451
General and administrative	44,030	5,200	300	(144)	49,386
Depreciation and amortization	26,201	32,594	567	—	59,362
	241,829	119,932	6,253	(17,430)	350,584
Income from operations	109,757	46,547	1,267	—	157,571
Other (expense) income:
Interest and other expense	(13,285)	30	52	—	(13,203)
Interest income	283	10	2	—	295
Income before income taxes and equity income in consolidated subsidiaries	96,755	46,587	1,321	—	144,663
Provision for income taxes	25,599	27,221	571	—	53,391
Income before equity income in consolidated subsidiaries	71,156	19,366	750	—	91,272
Equity income in consolidated subsidiaries	20,116	967	—	(21,083)	—
Net income	$91,272	$20,333	$750	$(21,083)	$91,272
Comprehensive income	$91,195	$20,039	$414	$(21,083)	$90,565

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$124,430	$72,284	$10,914	$(71,025)	$136,603
Investing activities:
Purchases of property and equipment	(24,352)	(801)	(518)	—	(25,671)
Business acquired, net of cash acquired	(120,145)	(226)	—	—	(120,371)
Net cash used in investing activities	(144,497)	(1,027)	(518)	—	(146,042)
Financing activities:
(Increase) decrease of restricted cash	(1)	70	3	—	72
Proceeds from notes payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(4,062)	—	—	—	(4,062)
Principal repayments on capital lease obligations	(1,544)	—	—	—	(1,544)
Proceeds from issuance of stock	6,156	—	—	—	6,156
Tax benefit from equity awards	2,189	—	5	—	2,194
Repurchase of restricted stock awards and common stock	(145,826)	—	—	—	(145,826)
(Distribution to) investment by parent	—	(72,104)	1,079	71,025	—
Net cash provided by (used in) financing activities	31,912	(72,034)	1,087	71,025	31,990
Effect of foreign exchange rates on cash and cash equivalents	(27)	(2)	21	—	(8)
Net increase (decrease) in cash and cash equivalents	11,818	(779)	11,504	—	22,543
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$226,777	$296	$18,779	$—	$245,852

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$175,746	$78,812	$(3,650)	$(76,956)	$173,952
Investing activities:
Purchases of property and equipment	(11,408)	(1,833)	(154)	—	(13,395)
Net cash used in investing activities	(11,408)	(1,833)	(154)	—	(13,395)
Financing activities:
Increase of restricted cash	—	(340)	—	—	(340)
Payments under notes payable obligations	(4,062)	—	—	—	(4,062)
Principal repayments on capital lease obligations	(1,862)	—	—	—	(1,862)
Proceeds from issuance of stock	5,373	—	—	—	5,373
Tax shortfall from equity awards	(8,809)	—	—	—	(8,809)
Repurchase of restricted stock awards and common stock	(64,932)	—	—	—	(64,932)
(Distribution to) investment by parent	—	(78,952)	1,996	76,956	—
Net cash (used in) provided by financing activities	(74,292)	(79,292)	1,996	76,956	(74,632)
Effect of foreign exchange rates on cash and cash equivalents	280	(471)	(336)	—	(527)
Net increase (decrease) in cash and cash equivalents	90,326	(2,784)	(2,144)	—	85,398
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$387,891	$16,822	$7,262	$—	$411,975

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

13.	SUBSEQUENT EVENT
On July 30, 2015, the Company completed its acquisition of Bombora Technologies Pty Ltd, the registry services provider for the “.au” top-level domain and many other top-level domains. Total consideration for this purchase, which is subject to certain customary working capital adjustments, includes cash consideration of $86.9 million, of which $54.9 million was paid to the sellers at closing and $32.0 million was deposited into escrow for the satisfaction of potential indemnification and certain performance obligations. The purchase price will be accounted for under the acquisition method of accounting in accordance with Business Combination Topic of the FASB ASC.
The Company serves as the registry operator for the administration of U.S. Common Short Codes through its contract with the CTIA — The Wireless Association® (CTIA). This contract expires on December 31, 2015. The CTIA has advised the Company that a competitor will provide these services beginning January 1, 2016. During the last twelve months ended June 30, 2015, the Company recognized revenue of $37.6 million and associated royalty expense of $25.6 million related to this contract. The Company will not earn revenue or incur royalty expense associated with this contract after December 31, 2015.

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
Overview
During the second quarter, we expanded our highly competitive solutions in information services by augmenting our existing capabilities and entering into strategic partnerships. We continued to experience strong demand for our DNS Services and we are strategically positioned in the expanding gTLD market.
During the second quarter, revenue increased 8% to $256.8 million as compared to $237.5 million in 2014. This increase in revenue was driven by an 18% increase in Security Services revenue to $40.5 million as compared to $34.4 million, a 17% increase in Marketing Services revenue to $40.9 million as compared to $35.0 million, and a 6% increase in NPAC Services revenue to $126.2 million as compared to $118.7 million. Data Services revenue totaled $49.2 million, comparable to the first quarter of 2014.
On March 26, 2015, the Federal Communications Commission, or FCC, approved a competitor to serve as the next Local Number Portability Administrator, or LNPA.  The FCC Order did not award a contract, but rather, authorized contract negotiations to begin. On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  The Court of Appeals has not yet issued a briefing schedule.
On April 7, 2015, we amended our seven regional contracts with North American Portability Management, LLC, or NAPM. Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million through at least September 30, 2016.  After September 30, 2016, the contracts will automatically renew for additional one-year terms unless NAPM provides a notice of non-renewal at least 90 days prior to the end of the then-current term.  Once a notice of non-renewal is provided, NAPM must also provide us with at least 180-days advance notice of its intention to terminate the contracts. Further, in addition to LNPA services, we will provide certain transition services on a cost-plus basis. We cannot be certain whether LNPA services or transition services will be extended beyond September 30, 2016.
Prior to this amendment, we provided LNPA services under a fixed fee contract with a 6.5% annual price escalator. This contract was due to expire on June 30, 2015. The 2015 LNPA service fixed fee under the prior contract terms represents the impact of a 6.5% annual escalator on the 2014 LNPA service fixed fee of $465.8 million, resulting in a fixed fee of $248.1 million for the first half of 2015, or $496.1 million on an annualized basis. Under the April 7, 2015 amendment, the LNPA service fixed fee remains at the same annualized rate of $496.1 million for the duration of the amended term of the contracts which is at least through September 30, 2016. As a result, we do not expect the amendment to have an impact on our revenue growth rate through December 31, 2015. In 2016, our consolidated revenue and margin may not grow at the same rate as they have historically due to the rescission of the 6.5% annual price escalator. Once this arrangement terminates, our growth and profitability will be dependent upon the success of our remaining services.
During the second quarter, we created a dedicated LNPA Transition Project Management Office to manage our response to the NAPM’s transition-related processes and requests, as well as to support other constituents’ needs.

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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, for certain matters that may bear on our results of operations.
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
See Note 6 to our Financial Statements in Item 1 of Part I of this report for information regarding our assumptions related to stock-based compensation and the amount of stock-based compensation expense we incurred for the periods covered in this report.
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets for the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in performance. If any performance goals specific to the restricted stock unit awards are not met, we do not recognize any compensation cost for such awards, and we reverse any such compensation costs to the extent previously recognized. In the second quarter of 2015, we revised our estimate of achievement of the performance target for the 2015 performance year to greater than 100% of target, resulting in an increase in stock-based compensation expense of approximately $0.8 million (see Note 6 to our Financial Statements in Item 1 of Part I of this report.)

Consolidated Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2015
The following table presents an overview of our results of operations for the three months ended June 30, 2014 and 2015:

	Three Months Ended June 30,
	2014	2015	2014 vs. 2015
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$237,457	$256,767	$19,310	8.1%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	60,844	67,551	6,707	11.0%
Sales and marketing	48,637	50,942	2,305	4.7%
Research and development	6,932	5,997	(935)	(13.5)%
General and administrative	26,008	24,729	(1,279)	(4.9)%
Depreciation and amortization	30,086	29,438	(648)	(2.2)%
Restructuring charges	200	—	(200)	(100.0)%
	172,707	178,657	5,950	3.4%
Income from operations	64,750	78,110	13,360	20.6%
Other (expense) income:
Interest and other expense	(7,270)	(6,481)	789	(10.9)%
Interest income	163	69	(94)	(57.7)%
Income before income taxes	57,643	71,698	14,055	24.4%
Provision for income taxes	20,796	26,640	5,844	28.1%
Net income	$36,847	$45,058	$8,211	22.3%
Net income per common share:
Basic	$0.62	$0.81
Diluted	$0.61	$0.80
Weighted average common shares outstanding:
Basic	58,973	55,377
Diluted	60,388	56,238
Revenue
Revenue. Revenue increased $19.3 million driven by strong demand for our Security and Marketing Services and a $7.5 million increase in revenue from NPAC Services. Security Services revenue increased $6.0 million driven by an increase in revenue of $3.6 million resulting from demand for our DNS services and an increase in revenue of $2.4 million from domain name registries. Revenue from our Marketing Services increased $5.9 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their products and services. Data Services revenue was comparable to that in the second quarter of 2014. In particular, revenue from carrier provisioning services decreased $1.1 million driven by the completion of a client project. This decrease was partially offset by an increase in revenue from caller identification services and user authentication and rights management services.
Expense
Cost of revenue. Cost of revenue increased $6.7 million due to an increase of $4.0 million in costs related to our information technology and systems, an increase of $3.1 million in personnel and personnel-related expense and an increase of $0.3 million in contractor costs incurred to support our business operations, partially offset by a decrease of $0.8 million in royalty costs. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.
Sales and marketing. Sales and marketing expense increased $2.3 million due to an increase of $1.8 million in advertising and marketing costs and an increase of $1.4 million in personnel and personnel-related expensed, partially offset by a decrease of $0.9 million in maintenance and general facilities costs. The increase in advertising and marketing costs was due to advertising campaigns to drive brand awareness and NPAC-related costs.
Research and development. Research and development expense decreased $0.9 million due to a decrease of $0.7 million in personnel and personnel-related expense and a decrease of $0.2 million in maintenance and general facilities costs.
General and administrative. General and administrative expense decreased $1.3 million due to a decrease of $1.8 million in maintenance and other administrative costs and a decrease of $0.9 million in personnel and personnel-related costs, partially offset by an increase of $1.4 million in professional fees. The decrease in maintenance and other administrative costs was driven by a gain of $2.1 million from the sale of certain assets and liabilities. The increase in professional fees was driven by an increase in costs incurred to pursue new business opportunities and support corporate initiatives.
Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million due to a decrease of $0.3 million in amortization expense related to acquired intangible assets. In addition, depreciation expense decreased $0.3 million.
Restructuring expense. Restructuring expense decreased $0.2 million. Restructuring charges recorded during the three months ended June 30, 2014 related to our 2014 restructuring program, which was implemented to align our resources to serve our clients more effectively. The plan was complete as of December 31, 2014.
Interest and other expense. Interest and other expense decreased $0.8 million due to a decrease of $1.1 million in losses recorded in 2014 in connection with asset disposals, partially offset by an increase of $0.2 million in foreign currency transaction losses and an increase of $0.2 million in interest expense.
Interest income. Interest income for the three months ended June 30, 2015 was comparable to the income for the three months ended June 30, 2014.
Provision for income taxes. Our effective tax rate for the three months ended June 30, 2015 increased to 37.2% from 36.1% for the three months ended June 30, 2014 primarily due to an increase in our domestic production activities deduction for the three months ended June 30, 2014. Excluding discrete tax items, our effective tax rate was approximately 37.7% and 36.7% for the three months ended June 30, 2014 and 2015, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2015
The following table presents an overview of our results of operations for the six months ended June 30, 2014 and 2015:

	Six Months Ended June 30,
	2014	2015	2014 vs. 2015
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$467,354	$508,155	$40,801	8.7%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	119,455	131,709	12,254	10.3%
Sales and marketing	98,628	97,676	(952)	(1.0)%
Research and development	13,991	12,451	(1,540)	(11.0)%
General and administrative	52,299	49,386	(2,913)	(5.6)%
Depreciation and amortization	57,726	59,362	1,636	2.8%
Restructuring charges	5,166	—	(5,166)	100.0%
	347,265	350,584	3,319	1.0%
Income from operations	120,089	157,571	37,482	31.2%
Other (expense) income:
Interest and other expense	(13,267)	(13,203)	64	(0.5)%
Interest income	258	295	37	14.3%
Income before income taxes	107,080	144,663	37,583	35.1%
Provision for income taxes	38,550	53,391	14,841	38.5%
Net income	$68,530	$91,272	$22,742	33.2%
Net income per common share:
Basic	$1.14	$1.64
Diluted	$1.11	$1.61
Weighted average common shares outstanding:
Basic	60,100	55,676
Diluted	61,539	56,563
Revenue
Revenue. Revenue increased $40.8 million driven by strong demand for our Security and Marketing Services and a $15.1 million increase in revenue from NPAC Services. Security Services revenue increased $15.5 million driven by an increase in revenue of $8.5 million from domain name registries and an increase in revenue of $7.0 million driven by demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by the acquisition of .CO Internet and the launch of new generic top-level domains. Revenue from our Marketing Services increased $10.3 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their products and services. Data Services revenue was comparable to that in the first quarter of 2014. In particular, revenue from carrier provisioning services decreased $2.4 million driven by consolidation of the customer base and the completion of client projects. This decrease was partially offset by an increase in revenue from caller identification services and user authentication and rights management services.
Expense
Cost of revenue. Cost of revenue increased $12.3 million due to an increase of $6.8 million in costs related to our information technology and systems, an increase of $5.4 million in personnel and personnel-related expense, and an increase of $0.3 million in contractor costs incurred to support our business operations, partially offset by a decrease of $0.2 million in royalty costs. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.

Sales and marketing. Sales and marketing expense decreased $1.0 million due to a decrease of $1.3 million in maintenance and general facilities costs and a decrease of $1.0 million in advertising and marketing costs, partially offset by an increase of $1.3 million in personnel and personnel-related expense. The decrease in advertising and marketing costs was driven by a decrease of $1.3 million in costs associated with NPAC-related campaigns, partially offset by an increase in costs associated with other professional fees.
Research and development. Research and development expense decreased $1.5 million due to a decrease of $1.2 million in personnel and personnel-related expense and a decrease of $0.3 million in maintenance and general facilities costs.
General and administrative. General and administrative expense decreased $2.9 million due to a decrease of $2.2 million in personnel and personnel-related expense and a decrease of $1.0 million in maintenance and other administrative costs, partially offset by an increase of $0.3 million in professional fees. The decrease in maintenance and other administrative costs was driven by a gain of $2.1 million from the sale of certain assets and liabilities.
Depreciation and amortization. Depreciation and amortization expense increased $1.6 million due to an increase of $1.4 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $0.2 million.
Restructuring expense. Restructuring expense decreased $5.2 million. Restructuring charges recorded during the six months ended June 30, 2014 related to our 2014 restructuring program, which was implemented to align our resources to serve our clients more effectively. The plan was complete as of December 31, 2014.
Interest and other expense. Interest and other expense for the six months ended June 30, 2015 was comparable to the interest and other expense for the six months ended June 30, 2014.
Interest income. Interest income for the six months ended June 30, 2015 was comparable to the income for the six months ended June 30, 2014.
Provision for income taxes. Our effective tax rate for the six months ended June 30, 2015 increased to 36.9% from 36.0% for the six months ended June 30, 2014 primarily due to the reversal of unrecognized tax benefits in 2014 upon the completion of an Internal Revenue Service audit for the year ended December 31, 2009 offset by an increase in our domestic production activities deduction for the six months ended June 30, 2015. Excluding discrete tax items, our annual effective tax rate was approximately 37.7% and 36.7% for the six months ended June 30, 2014 and 2015, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund share repurchases, acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, share repurchases, capital expenditures and debt service requirements.
Total cash and cash equivalents were $412.0 million at June 30, 2015, an increase of $85.4 million from $326.6 million at December 31, 2014. This increase in cash and cash equivalents was due to cash provided by operations.
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
Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. For further discussion of this debt, see Note 5 to our Financial Statements in Item 1 of Part I of this report.

Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the six months ended June 30, 2015 was $174.0 million, as compared to $136.6 million for the six months ended June 30, 2014. This $37.3 million increase in net cash provided by operating activities was the result of an increase in net income of $22.7 million, an increase in non-cash adjustments of $27.2 million and a decrease in net changes in operating assets and liabilities of $12.6 million.
Non-cash adjustments increased $27.2 million, driven by an increase of $25.0 million in deferred income taxes, a net increase of $11.0 million in tax (benefit) shortfall from equity awards, an increase of $1.6 million in depreciation and amortization expense and an increase of $0.8 million in the provision for doubtful accounts. These total increases of $38.4 million in non-cash adjustments were partially offset by a decrease of $9.6 million in stock-based compensation and a decrease of $1.7 million in loss on asset disposals.
Net changes in operating assets and liabilities decreased $12.6 million primarily due to a decrease of $12.9 million in accounts and unbilled receivables, a decrease of $6.7 million in prepaid expenses and other current assets, a decrease of $5.8 million in income taxes, a decrease of $3.8 million in deferred revenue, a decrease of $2.2 million in deferred costs, a decrease of $2.0 million in other assets, and a decrease of $1.0 million in notes receivable. These total decreases of $34.4 million in net changes in operating assets and liabilities were partially offset by an increase of $19.0 million in accounts payable and accrued expenses and $2.9 million in other liabilities.
Cash flows from investing
Net cash used in investing activities for the six months ended June 30, 2015 was $13.4 million, as compared to $146.0 million for six months ended June 30, 2014. This $132.6 million decrease in net cash used in investing activities was due to a decrease of $120.4 million in cash used for acquisitions and a decrease of $12.3 million in cash used for purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $74.6 million for the six months ended June 30, 2015, as compared to net cash provided by financing activities of $32.0 million for the six months ended June 30, 2014. This $106.6 million decrease in net cash provided by financing activities was due to a decrease in cash of $175.0 million from borrowings completed in the first quarter of 2014, a net decrease of $11.0 million in tax benefit (shortfall) from equity awards, a $0.8 million decrease in cash proceeds from the issuance of stock, a decrease of $0.4 million in restricted cash and a decrease of $0.3 million in cash used in principal repayments on capital lease obligations. These total decreases of $187.5 million in net cash provided by financing activities were partially offset by a $80.9 million decrease in cash used for share repurchases and for the net down of employee shares.
Recent Accounting Pronouncements
See Note 2 to our Financial Statements in Item 1 of Part 1 of this report for a discussion of the effects of recent accounting pronouncements.
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
As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 26, 2015, approving a recommendation by the NANC for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  The Court of Appeals has not yet issued a briefing schedule.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 through April 30, 2015	637,405	$26.77	635,135	$126,740,294
May 1 through May 31, 2015	156,572	27.05	153,152	122,608,100
June 1 through June 30, 2015	594,672	29.01	582,056	105,723,830
Total	1,388,649	$27.76	1,370,343	$105,723,830

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 18,306 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

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

NeuStar, Inc.

Date:	July 30, 2015	By:	/s/ Paul S. Lalljie
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

10.1.1	Amendment No. 98, dated July 13, 2015, to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management, L.L.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation