Form 10-Q
period 2015-09-30
NEUSTAR INC
filed 2015-10-29
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 53,012,929 shares of Class A common stock, $0.001 par value, and 2,270 shares of Class B common stock, $0.001 par value, outstanding at October 26, 2015.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	September 30, 2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,577	$358,426
Restricted cash	2,191	2,379
Accounts receivable, net of allowance for doubtful accounts of $3,154 and $4,357, respectively	155,086	157,355
Unbilled receivables	13,084	13,864
Prepaid expenses and other current assets	24,392	30,747
Deferred costs	6,951	10,745
Income taxes receivable	15,956	6,516
Deferred income tax assets	10,380	20,845
Total current assets	554,617	600,877
Property and equipment, net	161,604	146,145
Goodwill	692,269	757,754
Intangible assets, net	302,622	297,594
Other assets, long-term	30,996	31,915
Total assets	$1,742,108	$1,834,285
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	September 30, 2015
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,439	$8,519
Accrued expenses	94,771	101,091
Deferred revenue	73,908	84,503
Notes payable	7,972	7,972
Capital lease obligations	3,702	3,853
Other liabilities	23,125	22,711
Total current liabilities	211,917	228,649
Deferred revenue, long-term	27,017	24,238
Notes payable, long-term	775,318	769,337
Capital lease obligations, long-term	5,579	2,877
Deferred income tax liabilities, long-term	49,111	68,725
Other liabilities, long-term	53,683	64,920
Total liabilities	1,122,625	1,158,746
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and September 30, 2015	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,917,293 and 80,119,961 shares issued; and 55,080,441 and 53,365,032 shares outstanding at December 31, 2014 and September 30, 2015, respectively	81	80
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 2,270 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	—	—
Additional paid-in capital	674,385	703,293
Treasury stock, 25,836,852 and 26,754,929 shares at December 31, 2014 and September 30, 2015, respectively, at cost	(898,520)	(921,477)
Accumulated other comprehensive loss	(1,645)	(4,326)
Retained earnings	845,182	897,969
Total stockholders’ equity	619,483	675,539
Total liabilities and stockholders’ equity	$1,742,108	$1,834,285
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$243,859	$261,653	$711,213	$769,808
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	62,801	67,108	182,256	198,817
Sales and marketing	47,937	48,911	146,565	146,587
Research and development	7,266	6,009	21,257	18,460
General and administrative	27,702	28,617	80,001	78,003
Depreciation and amortization	29,999	30,272	87,725	89,634
Restructuring charges	1,355	—	6,521	—
	177,060	180,917	524,325	531,501
Income from operations	66,799	80,736	186,888	238,307
Other (expense) income:
Interest and other expense	(6,270)	(6,775)	(19,537)	(19,978)
Interest income	32	7	290	302
Income before income taxes	60,561	73,968	167,641	218,631
Provision for income taxes	12,388	23,686	50,938	77,077
Net income	$48,173	$50,282	$116,703	$141,554
Net income per common share:
Basic	$0.87	$0.93	$1.99	$2.57
Diluted	$0.84	$0.91	$1.94	$2.52
Weighted average common shares outstanding:
Basic	55,494	54,123	58,548	55,153
Diluted	57,171	55,125	60,050	56,078
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income	$48,173	$50,282	$116,703	$141,554
Other comprehensive loss, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax of $(14), $(32), $(33) and $(52), respectively	21	(50)	120	(81)
Reclassification for gains included in net income, net of tax of $5, $(9), $17 and $(24), respectively	(7)	(15)	(26)	(38)
Net change in unrealized gains on investments, net of tax	14	(65)	94	(119)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(319), $(1,642), $(156) and $(2,270), respectively	(596)	(2,067)	(802)	(3,134)
Reclassification adjustment included in net income, net of tax of $0, $100, $0 and $366, respectively	—	158	—	572
Foreign currency translation adjustment, net of tax	(596)	(1,909)	(802)	(2,562)
Other comprehensive loss, net of tax	(582)	(1,974)	(708)	(2,681)
Comprehensive income	$47,591	$48,308	$115,995	$138,873
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2015
Operating activities:
Net income	$116,703	$141,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,725	89,634
Stock-based compensation	47,292	28,111
Amortization of deferred financing costs and original issue discount on debt	2,527	2,561
Tax (benefit) shortfall from equity awards	(2,487)	8,664
Deferred income taxes	(33,000)	(2,301)
Provision for doubtful accounts	4,913	5,982
Loss (gain) on disposal of assets	1,057	(678)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,722)	(7,644)
Unbilled receivables	667	(777)
Notes receivable	1,008	—
Prepaid expenses and other current assets	2,904	(4,406)
Deferred costs	2,088	(1,357)
Income taxes	6,169	(856)
Other assets	1,247	(264)
Other liabilities	10,683	3,457
Accounts payable and accrued expenses	(17,734)	5,395
Deferred revenue	(47)	(7,393)
Net cash provided by operating activities	221,993	259,682
Investing activities:
Purchases of property and equipment	(45,413)	(22,448)
Business acquired, net of cash acquired	(120,698)	(84,130)
Net cash used in investing activities	(166,111)	(106,578)
Financing activities:
Decrease (increase) in restricted cash	114	(188)
Proceeds from notes payable	175,000	—
Payments under notes payable obligations	(6,095)	(6,094)
Principal repayments on capital lease obligations	(2,490)	(3,887)
Proceeds from issuance of stock	6,517	7,676
Tax benefit (shortfall) from equity awards	2,487	(8,664)
Repurchase of restricted stock awards and common stock	(209,275)	(109,605)
Net cash used in financing activities	(33,742)	(120,762)
Effect of foreign exchange rates on cash and cash equivalents	(1,126)	(493)
Net increase in cash and cash equivalents	21,014	31,849
Cash and cash equivalents at beginning of period	223,309	326,577
Cash and cash equivalents at end of period	$244,323	$358,426
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

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
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2014		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$326,577	$326,577	$358,426	$358,426
2013 Term Facility (including current portion, net of discount)	308,290	289,794	302,309	280,016
2013 Revolving Facility	175,000	175,000	175,000	175,000
Senior Notes (including current portion)	300,000	255,750	300,000	252,171
Restricted Cash
As of December 31, 2014 and September 30, 2015, cash of $2.2 million and $2.4 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
Recent Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company does not expect that the adoption of this ASU will have a significant impact its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB decided to defer by one year the effective dates of the standard. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Adoption prior to that date is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 on the Company’s consolidated financial statements will result in a balance sheet reclassification of net deferred financing costs related to our 2013 Term Facility and Senior Notes (see Note 5). As of September 30, 2015, the Company’s deferred financing costs related to its 2013 Term Facility and Senior Notes were $13.9 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

3.	ACQUISITIONS
.CO Internet Acquisition
On April 14, 2014, the Company acquired .CO Internet S.A.S (.CO Internet) and certain associated assets. .CO Internet is the exclusive operator of the worldwide registry for Internet addresses with the “.co” top-level domain. This acquisition expanded the Company’s registry services, which already included the .biz and .us top-level domains. As of December 31, 2014, the preliminary purchase price was $115.1 million and the goodwill balance was $36.6 million. The allocation of the purchase price was preliminary pending the finalization of acquired deferred income tax assets and assumed income and non-income-based tax liabilities. As of September 30, 2015, the adjusted purchase price was $118.1 million and the adjusted goodwill balance was $39.6 million.  The consolidated balance sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments.
Bombora Acquisition
On July 30, 2015, the Company acquired Bombora Technologies Pty Ltd (Bombora). Bombora is the registry services provider for the “.au” top-level domain and many other top-level domains. This acquisition expanded the Company's registry services, which includes the .biz, .us and .co top-level domains. Total consideration for this purchase, which is subject to certain customary working capital adjustments, included cash consideration of $87.4 million, of which $55.5 million was paid to the sellers at closing and $31.9 million was deposited into escrow pending the satisfaction of certain performance obligations. The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC.
The total preliminary purchase price was $91.8 million, consisting of cash consideration of $87.4 million and contingent consideration of $4.4 million, which is the estimated fair value of such consideration as of the acquisition date. Of the total preliminary purchase price, the Company recorded $44.9 million of definite-lived intangible assets, $69.8 million of goodwill, and $22.9 million of net liabilities. The definite-lived intangible assets consist of $37.8 million of client relationships and $7.1 million of acquired technology. The Company is amortizing client relationships on a straight-line basis over an estimated useful life of 5 to 13 years. Acquired technology is being amortized on a straight-line basis over an estimated useful life of 3 to 5 years. The allocation of the purchase price is preliminary pending the finalization of the acquired company's working capital as of the closing and the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The goodwill is not expected to be deductible for tax purposes. During the three and nine months ended September 30, 2015, the Company recorded $1.2 million and $2.0 million of acquisition costs in general and administrative expense related to this transaction.
Caller Authentication Assets Acquisition
On September 9, 2015, the Company announced it entered into a definitive agreement to acquire caller authentication assets from Transaction Network Services for approximately $220.0 million in cash. The Company expects the transaction will close in the fourth quarter of 2015, subject to the satisfaction of customary closing conditions.

4.	GOODWILL
Goodwill
The Company’s goodwill as of December 31, 2014 and September 30, 2015 is as follows (in thousands):

	December 31, 2014 (1)	Acquisitions (2)	Adjustments (3)	Disposals (4)	Foreign Currency Translation	September 30, 2015
Gross goodwill	$782,871	$69,763	$3,000	$(1,236)	$(3,042)	$851,356
Accumulated impairments	(93,602)	—	—	—	—	(93,602)
Net goodwill	$689,269	$69,763	$3,000	$(1,236)	$(3,042)	$757,754
(1) Balance as originally reported at December 31, 2014, prior to the reflection of measurement period adjustments.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

(2) During the nine months ended September 30, 2015, the Company acquired Bombora. Of the total purchase price, the Company recorded $69.8 million of goodwill (see Note 3).
(3) During the nine months ended September 30, 2015, the Company adjusted its preliminary valuation of acquired deferred tax assets and assumed income and non-income based tax liabilities related to its acquisition of .CO Internet (see Note 3).
(4) Reflects the goodwill associated with the Company’s sale of certain Data Services assets and liabilities used to deliver lawful intercept services.

5.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2014	September 30, 2015
2013 Term Facility (net of discount)	$308,290	$302,309
2013 Revolving Facility	175,000	175,000
Senior Notes	300,000	300,000
Total	783,290	777,309
Less: current portion, net of discount	(7,972)	(7,972)
Long-term portion	$775,318	$769,337

2013 Credit Facilities
On January 22, 2013, the Company entered into a credit facility that provided for a $325 million senior secured term loan facility (2013 Term Facility) and a $200 million senior secured revolving credit facility (2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities). The 2013 Revolving Facility and 2013 Term Facility mature on January 22, 2018. As of September 30, 2015, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $8.2 million, exclusive of outstanding letters of credit totaling $16.8 million.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

6.	STOCKHOLDERS’ EQUITY
As of September 30, 2015, a total of 2,362,135 shares were available for grant or award under the Company’s stock incentive plans and a total of 336,100 shares were available to be issued under the Company’s Employee Stock Purchase Plan (ESPP). On May 27, 2015, at the Company’s annual meeting of stockholders, the Company’s stockholders approved a proposal to make an additional 3,000,000 shares available for grant under the Company’s stock incentive plans.
Stock-based compensation expense recognized for the three months ended September 30, 2014 and 2015 was $20.0 million and $10.4 million, respectively, and $47.3 million and $28.1 million for the nine months ended September 30, 2014 and 2015, respectively. As of September 30, 2015, total unrecognized compensation expense was estimated at $44.3 million, which the Company expects to recognize over a weighted average period of approximately 1.4 years. Total unrecognized compensation expense as of September 30, 2015 is estimated based on outstanding non-vested stock options, non-vested restricted stock awards, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	2,043,905	$25.23
Granted	—	—
Exercised	(466,831)	25.05
Forfeited	(147,025)	29.43
Outstanding at September 30, 2015	1,430,049	$24.86	$3.8	3.2
Exercisable at September 30, 2015	1,140,045	$24.46	$3.1	2.5
The aggregate intrinsic value of options exercised for the nine months ended September 30, 2015 was $1.6 million.
Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	39,194	$27.21
Granted	—	—
Vested	(34,269)	26.57
Forfeited	(4,925)	31.64
Outstanding at September 30, 2015	—	$—	$—
The aggregate intrinsic value of restricted stock vested during the nine months ended September 30, 2015 was $1.0 million. During the nine months ended September 30, 2015, the Company repurchased 13,207 shares of common stock for an aggregate purchase price of approximately $0.4 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

Performance Vested Restricted Stock Units
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. The Company recognizes the estimated fair value of PVRSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon the Company’s determination of the level of achievement of the performance target. As of September 30, 2015, the level of achievement of the performance target awards for the 2015 performance years was greater than 100.0% of target.
In the three and nine months ended September 30, 2015, the Company revised its estimate of the level of achievement of the performance target for the 2015 performance year to greater than 100.0% of target, resulting in an increase in stock-based compensation expense of approximately $0.4 million and $1.7 million, respectively. The Company’s consolidated net income for the three and nine months ended September 30, 2015 was $50.3 million and $141.6 million, respectively, and diluted net income per common share was $0.91 and $2.52 per share, respectively. If the Company had continued to use the previous estimate of achievement for each respective period, the as adjusted net income for the three and nine months ended September 30, 2015 would have been approximately $50.5 million and $142.7 million, respectively, and the as adjusted diluted net income per common share would have been approximately $0.92 and $2.54 per share, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2014	1,810,952	$37.76
Granted	931,331	27.14
Vested	(1,718,280)	37.37
Forfeited	(128,868)	31.07
Non-vested at September 30, 2015	895,135	$28.42	$25.0
The aggregate intrinsic value of PVRSUs vested during the nine months ended September 30, 2015 was approximately $45.8 million. The Company repurchased 683,127 shares of common stock for an aggregate purchase price of $18.2 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	1,071,814	$39.60
Granted	1,094,734	27.49
Vested	(233,035)	40.94
Forfeited	(137,360)	34.88
Outstanding at September 30, 2015	1,796,153	$32.41	$48.9
The aggregate intrinsic value of restricted stock units vested during the nine months ended September 30, 2015 was approximately $6.4 million. The Company repurchased 81,601 shares of common stock for an aggregate purchase price of $2.2 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Three and Nine Months Ended September 30, 2015
Dividend yield	—%
Expected volatility	35.41%
Risk-free interest rate	0.05%
Expected life of employee stock purchase plan options (in months)	6
Share Repurchase Program
On March 26, 2015, the Company announced that its Board of Directors authorized a $150 million share repurchase program. The program commenced on March 27, 2015 and will expire on March 25, 2016. Share repurchases under the program will be completed in accordance with guidelines specified under Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares are retired. During the three and nine months ended September 30, 2015, the Company repurchased 1.6 million and 3.2 million shares, respectively, of its Class A common stock at an average price of $28.15 and $27.64 per share, respectively, for a total purchase price of $44.5 million and $88.8 million, respectively.

7.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Computation of basic net income per common share:
Net income	$48,173	$50,282	$116,703	$141,554
Weighted average common shares and participating securities outstanding – basic	55,494	54,123	58,548	55,153
Basic net income per common share	$0.87	$0.93	$1.99	$2.57
Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding – basic	55,494	54,123	58,548	55,153
Effect of dilutive securities:
Stock-based awards	1,677	1,002	1,502	925
Weighted average common shares outstanding – diluted	57,171	55,125	60,050	56,078
Diluted net income per common share	$0.84	$0.91	$1.94	$2.52
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 1,432,591 and 754,059 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended September 30, 2014 and 2015, respectively. Common stock options to purchase an aggregate of 1,104,392 and 776,001 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the nine months ended September 30, 2014 and 2015, respectively.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

8.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Interest and other expense:
Interest expense	$6,232	$6,475	$18,492	$19,321
Loss (gain) on asset disposals	13	(23)	1,070	(277)
Foreign currency transaction loss	75	323	27	934
Other	(50)	—	(52)	—
Total interest and other expense	$6,270	$6,775	$19,537	$19,978

9.	INCOME TAXES
The Company’s effective tax rate increased to 35.3% for the nine months ended September 30, 2015 from 30.4% for the nine months ended September 30, 2014, primarily due to a discrete benefit for the domestic production activities deduction recorded during the nine months ended September 30, 2014, which was not applicable for the nine months ended September 30, 2015.
As of December 31, 2014 and September 30, 2015, the Company had unrecognized tax benefits of $13.6 million and $17.3 million, respectively, of which $12.8 million and $16.4 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2014 and 2015, the potential interest and penalties recognized by the Company were insignificant. During the nine months ended September 30, 2014 and 2015, the Company recognized potential interest and penalties of $0.1 million and $2.3 million, respectively. Interest and penalties are primarily due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS has initiated an examination of the Company’s federal income tax returns for the years 2009 through 2012 and of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company. While the ultimate outcome of the audits is uncertain, management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing address of the Company’s clients. Geographic area revenue and service revenue from external clients for the three and nine months ended September 30, 2014 and 2015, and geographic area long-lived assets as of December 31, 2014 and September 30, 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue by geographical areas:
United States	$229,052	$240,652	$664,023	$713,696
International	14,807	21,001	47,190	56,112
Total revenue	$243,859	$261,653	$711,213	$769,808

Revenue by service:
Marketing Services	$37,471	$41,108	$105,297	$119,224
Security Services	35,942	43,150	100,486	123,243
Data Services	51,763	51,198	149,265	148,592
NPAC Services	118,683	126,197	356,165	378,749
Total revenue	$243,859	$261,653	$711,213	$769,808

	December 31, 2014	September 30, 2015
Long-lived assets, net
United States	$385,432	$327,020
Colombia	78,786	72,085
Australia	—	44,624
Other	8	10
Total long-lived assets, net	$464,226	$443,739

11.	CONTINGENCIES
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
On July 28, 2015, the IPRS, on behalf of itself and the proposed settlement class, on the one hand, and certain of the Company's senior executive officers on the other hand, entered into a Stipulation and Agreement of Settlement with the Alexandria Division, which sets forth the terms and conditions of the proposed settlement of the claims. The Alexandria Division granted preliminary approval on September 22, 2015. The final hearing before the Alexandria Division is scheduled

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

for December 3, 2015. As of September 30, 2015, the impact of the proposed settlement amount is not material to the Company's consolidated financial position and results of operations.

12.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2014 and September 30, 2015 and for the three and nine months ended September 30, 2014 and 2015 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these condensed consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$322,403	$23,546	$12,477	$—	$358,426
Restricted cash	1,260	1,119	—	—	2,379
Accounts receivable, net	98,588	56,916	1,851	—	157,355
Unbilled receivables	2,706	10,454	704	—	13,864
Prepaid expenses and other current assets	25,825	3,588	1,334	—	30,747
Deferred costs	5,514	2,849	2,382	—	10,745
Income taxes receivable	10,489	—	—	(3,973)	6,516
Deferred income tax assets	10,055	4,626	508	5,656	20,845
Intercompany receivable	28,605	—	—	(28,605)	—
Total current assets	505,445	103,098	19,256	(26,922)	600,877
Property and equipment, net	134,827	8,766	2,552	—	146,145
Goodwill	94,153	565,424	98,177	—	757,754
Intangible assets, net	14,522	237,005	46,067	—	297,594
Net investments in subsidiaries	890,807	—	—	(890,807)	—
Other assets, long-term	28,274	1,157	2,484	—	31,915
Total assets	$1,668,028	$915,450	$168,536	$(917,729)	$1,834,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,452	$1,330	$737	$—	$8,519
Accrued expenses	76,812	20,611	3,668	—	101,091
Income taxes payable	—	2,689	1,284	(3,973)	—
Deferred revenue	30,123	40,406	13,974	—	84,503
Notes payable	7,972	—	—	—	7,972
Capital lease obligations	3,299	—	554	—	3,853
Other liabilities	21,969	656	86	—	22,711
Intercompany payable	—	19,335	9,270	(28,605)	—
Total current liabilities	146,627	85,027	29,573	(32,578)	228,649
Deferred revenue, long-term	8,340	11,521	4,377	—	24,238
Notes payable, long-term	769,337	—	—	—	769,337
Capital lease obligations, long-term	2,853	—	24	—	2,877
Deferred income tax liabilities, long-term	21,794	39,317	12,258	(4,644)	68,725
Other liabilities, long-term	50,110	9,014	5,796	—	64,920
Total liabilities	999,061	144,879	52,028	(37,222)	1,158,746
Total stockholders’ equity	668,967	770,571	116,508	(880,507)	675,539
Total liabilities and stockholders’ equity	$1,668,028	$915,450	$168,536	$(917,729)	$1,834,285

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$177,488	$78,247	$3,208	$(15,084)	$243,859
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	36,208	34,349	6,180	(13,936)	62,801
Sales and marketing	34,481	14,338	236	(1,118)	47,937
Research and development	6,716	548	2	—	7,266
General and administrative	25,027	2,388	317	(30)	27,702
Depreciation and amortization	12,044	17,427	528	—	29,999
Restructuring charges	504	751	100	—	1,355
	114,980	69,801	7,363	(15,084)	177,060
Income from operations	62,508	8,446	(4,155)	—	66,799
Other (expense) income:
Interest and other expense	(6,234)	24	(60)	—	(6,270)
Interest income	23	4	5	—	32
Income (loss) before income taxes and equity loss in consolidated subsidiaries	56,297	8,474	(4,210)	—	60,561
Provision (benefit) for income taxes	4,865	8,445	(922)	—	12,388
Income (loss) before equity loss in consolidated subsidiaries	51,432	29	(3,288)	—	48,173
Equity loss in consolidated subsidiaries	(3,259)	(1,735)	—	4,994	—
Net income (loss)	$48,173	$(1,706)	$(3,288)	$4,994	$48,173
Comprehensive income (loss)	$47,766	$(1,516)	$(3,653)	$4,994	$47,591

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$176,980	$85,273	$9,426	$(10,026)	$261,653
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	42,633	28,169	4,680	(8,374)	67,108
Sales and marketing	34,789	15,452	272	(1,602)	48,911
Research and development	5,479	526	4	—	6,009
General and administrative	25,633	2,543	491	(50)	28,617
Depreciation and amortization	13,044	15,940	1,288	—	30,272
	121,578	62,630	6,735	(10,026)	180,917
Income from operations	55,402	22,643	2,691	—	80,736
Other (expense) income:
Interest and other expense	(6,719)	112	(168)	—	(6,775)
Interest income	(7)	5	9	—	7
Income before income taxes and equity income in consolidated subsidiaries	48,676	22,760	2,532	—	73,968
Provision (benefit) for income taxes	28,303	(5,727)	1,110	—	23,686
Income before equity income in consolidated subsidiaries	20,373	28,487	1,422	—	50,282
Equity income in consolidated subsidiaries	29,909	296	—	(30,205)	—
Net income	$50,282	$28,783	$1,422	$(30,205)	$50,282
Comprehensive income (loss)	$51,887	$28,837	$(2,211)	$(30,205)	$48,308

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$503,448	$216,403	$9,643	$(18,281)	$711,213
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	119,191	72,286	7,282	(16,503)	182,256
Sales and marketing	106,716	39,413	2,083	(1,647)	146,565
Research and development	19,716	1,515	26	—	21,257
General and administrative	73,251	6,478	403	(131)	80,001
Depreciation and amortization	35,974	50,678	1,073	—	87,725
Restructuring charges	3,842	2,442	237	—	6,521
	358,690	172,812	11,104	(18,281)	524,325
Income from operations	144,758	43,591	(1,461)	—	186,888
Other (expense) income:
Interest and other expense	(19,632)	30	65	—	(19,537)
Interest income	273	5	12	—	290
Income before income taxes and equity income (loss) in consolidated subsidiaries	125,399	43,626	(1,384)	—	167,641
Provision for income taxes	26,254	24,501	183	—	50,938
Income before equity income (loss) in consolidated subsidiaries	99,145	19,125	(1,567)	—	116,703
Equity income (loss) in consolidated subsidiaries	17,558	(91)	—	(17,467)	—
Net income (loss)	$116,703	$19,034	$(1,567)	$(17,467)	$116,703
Comprehensive income (loss)	$116,208	$19,164	$(1,910)	$(17,467)	$115,995

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$528,566	$251,752	$16,946	$(27,456)	$769,808
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	130,888	81,323	10,081	(23,475)	198,817
Sales and marketing	107,635	42,492	247	(3,787)	146,587
Research and development	15,976	2,470	14	—	18,460
General and administrative	69,663	7,743	791	(194)	78,003
Depreciation and amortization	39,245	48,534	1,855	—	89,634
	363,407	182,562	12,988	(27,456)	531,501
Income from operations	165,159	69,190	3,958	—	238,307
Other (expense) income:
Interest and other expense	(20,004)	142	(116)	—	(19,978)
Interest income	276	15	11	—	302
Income before income taxes and equity income in consolidated subsidiaries	145,431	69,347	3,853	—	218,631
Provision for income taxes	53,902	21,494	1,681	—	77,077
Income before equity income in consolidated subsidiaries	91,529	47,853	2,172	—	141,554
Equity income in consolidated subsidiaries	50,025	1,263	—	(51,288)	—
Net income	$141,554	$49,116	$2,172	$(51,288)	$141,554
Comprehensive income (loss)	$143,082	$48,876	$(1,797)	$(51,288)	$138,873

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$202,931	$119,271	$(607)	$(99,602)	$221,993
Investing activities:
Purchases of property and equipment	(44,283)	(613)	(517)	—	(45,413)
Business acquired, net of cash acquired	(120,698)	—	—	—	(120,698)
Net cash used in investing activities	(164,981)	(613)	(517)	—	(166,111)
Financing activities:
(Increase) decrease of restricted cash	—	111	3	—	114
Proceeds from notes payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(6,095)	—	—	—	(6,095)
Principal repayments on capital lease obligations	(2,490)	—	—	—	(2,490)
Proceeds from issuance of stock	6,517	—	—	—	6,517
Excess tax benefits from stock-based compensation	2,482	—	5	—	2,487
Repurchase of restricted stock awards and common stock	(209,275)	—	—	—	(209,275)
(Distribution to) investment by parent	—	(101,920)	2,318	99,602	—
Net cash (used in) provided by financing activities	(33,861)	(101,809)	2,326	99,602	(33,742)
Effect of foreign exchange rates on cash and cash equivalents	(740)	(44)	(342)	—	(1,126)
Net increase in cash and cash equivalents	3,349	16,805	860	—	21,014
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$218,308	$17,880	$8,135	$—	$244,323

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$167,116	$126,758	$86,315	$(120,507)	$259,682
Investing activities:
Purchases of property and equipment	(20,615)	(1,833)	—	—	(22,448)
Business acquired, net of cash acquired	—	—	(84,130)	—	(84,130)
Net cash used in investing activities	(20,615)	(1,833)	(84,130)	—	(106,578)
Financing activities:
Increase of restricted cash	—	(188)	—	—	(188)
Payments under notes payable obligations	(6,094)	—	—	—	(6,094)
Principal repayments on capital lease obligations	(3,887)	—	—	—	(3,887)
Proceeds from issuance of stock	7,676	—	—	—	7,676
Tax shortfall from equity awards	(8,664)	—	—	—	(8,664)
Repurchase of restricted stock awards and common stock	(109,605)	—	—	—	(109,605)
Distribution to parent	—	(120,384)	(123)	120,507	—
Net cash (used in) provided by financing activities	(120,574)	(120,572)	(123)	120,507	(120,762)
Effect of foreign exchange rates on cash and cash equivalents	(1,089)	(413)	1,009	—	(493)
Net increase (decrease) in cash and cash equivalents	24,838	3,940	3,071	—	31,849
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$322,403	$23,546	$12,477	$—	$358,426

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
During the third quarter, we expanded our competitive solutions in information services. We increased the number of domain name registries we manage with the acquisition of Bombora Technologies Pty Ltd, or Bombora, a registry services provider for a number of top-level domains including .au, .melbourne, .sydney, and over 100 new TLDs, including several registered to companies in the Fortune 500. In addition, we entered into a definitive agreement to acquire caller identification assets from Transaction Network Services, or TNS. This acquisition will enhance our authoritative identity capabilities. The transaction is expected to close in the fourth quarter of 2015, subject to the satisfaction of customary closing conditions. We also augmented our existing capabilities and entered into strategic partnerships.
During the third quarter, revenue increased 7% to $261.7 million as compared to $243.9 million in 2014. This increase in revenue was driven by a 20% increase in Security Services revenue to $43.2 million as compared to $35.9 million, a 10% increase in Marketing Services revenue to $41.1 million as compared to $37.5 million, and a 6% increase in NPAC Services revenue to $126.2 million as compared to $118.7 million. Data Services revenue decreased 1% to $51.2 million as compared to $51.8 million.
On March 26, 2015, the Federal Communications Commission, or FCC, approved a competitor to serve as the next Local Number Portability Administrator, or LNPA.  The FCC Order did not award a contract but authorized contract negotiations to begin. On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule continues through December 17, 2015. Following final briefs, the Court of Appeals is expected to schedule Oral Arguments for early 2016 before making a decision later in the year.
On April 7, 2015, we amended our seven regional contracts with North American Portability Management, LLC, or NAPM. Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million through at least September 30, 2016.  After September 30, 2016, the contracts will automatically renew for additional one-year terms unless NAPM provides a notice of non-renewal at least 90 days prior to the end of the then-current term.  Once a notice of non-renewal is provided, NAPM must also provide us with at least 180-days advance notice of its intention to terminate the contracts. Further, in addition to LNPA services, we will provide certain transition services on a cost-plus basis. We cannot be certain whether our LNPA services or transition services will be extended beyond September 30, 2016.
Prior to this amendment, we provided LNPA services under our contracts with NAPM for a fixed fee with a 6.5% annual price escalator. This contract was due to expire on June 30, 2015. The 2015 LNPA service fixed fee under the prior contract terms represents the impact of a 6.5% annual escalator on the 2014 LNPA service fixed fee of $465.8 million, resulting in a fixed fee of $248.1 million for the first half of 2015, or $496.1 million on an annualized basis. Under the April 7, 2015 amendment, the LNPA service fixed fee remains at the same annualized rate of $496.1 million for the duration of the amended term of the contracts which is at least through September 30, 2016. As a result, we do not expect the amendment to have an impact on our revenue growth rate through December 31, 2015.

Loss of the NPAC contracts on or after September 30, 2016 will have a material impact on our future operating results when compared to our current financial profile.  We expect to lose approximately $500 million of annual revenue and this loss will adversely impact our income from operations and operating margin.  Additionally, this loss may have a disproportionate material negative impact on our operating margin because of the largely fixed and shared cost structure that is designed to support all of our services.  We are unable to quantify the impact on our income from operations and operating margin at this time because the end date of the NPAC contract is uncertain and due to our largely fixed and shared cost structure.  Our disclosure will expand as we evaluate the cost structure that will be in place to support our ongoing business, as we approach September 30, 2016 or as we learn more about the timing of the NPAC contract termination.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, for certain matters that may bear on our results of operations.
The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Goodwill and Intangible Assets
We make significant estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity. These assumptions and estimates are based on historical experience, market conditions, and information obtained from the management of the acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected customer retention rates, estimated future cash flows and discount rates, and the expected use of the acquired assets. These factors are also considered in determining the useful life of the acquired intangible assets.
The fair value of our goodwill and intangible assets could be impacted by future adverse changes such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition and loss of customer contracts; (e) loss of key personnel; (f) a realignment of our resources or restructuring in response to changes to industry and market conditions. Future adverse changes could cause the fair value of our reporting unit or intangible assets to fall below its respective carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance could cause us to have more than one operating segment or reporting unit and require a reallocation and impairment analysis of our goodwill and intangible assets under a new organizational structure.
An impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of September 30, 2015, we had $757.8 million of goodwill and $297.6 million of intangible assets.

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
We estimate the fair value of our restricted stock unit awards based on the fair value of our common stock on the date of grant. Our outstanding restricted stock unit awards are subject to service-based vesting conditions and performance-based vesting conditions. We recognize the estimated fair value of service-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period on a straight-line basis. Awards with performance-based vesting conditions require the achievement of specific financial targets at the end of the specified performance period and are subject to the employee’s continued employment over the vesting period. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon our determination of the level of achievement of the performance targets. At each reporting period, we reassess the level of achievement of the performance targets for the related performance period. Determining the level of achievement of the performance targets involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in performance. If any performance goals specific to the restricted stock unit awards are not met, we do not recognize any compensation cost for such awards, and we reverse any such compensation costs to the extent previously recognized. In the three and nine months ended September 30, 2015, we revised our estimate of achievement of the performance target for the 2015 performance year, resulting in an increase in stock-based compensation expense of approximately $0.4 million and $1.7 million, respectively (see Note 6 to our Financial Statements in Item 1 of Part I of this report).

Consolidated Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015
The following table presents an overview of our results of operations for the three months ended September 30, 2014 and 2015:

	Three Months Ended September 30,
	2014	2015	2014 vs. 2015
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$243,859	$261,653	$17,794	7.3%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	62,801	67,108	4,307	6.9%
Sales and marketing	47,937	48,911	974	2.0%
Research and development	7,266	6,009	(1,257)	(17.3)%
General and administrative	27,702	28,617	915	3.3%
Depreciation and amortization	29,999	30,272	273	0.9%
Restructuring charges	1,355	—	(1,355)	(100.0)%
	177,060	180,917	3,857	2.2%
Income from operations	66,799	80,736	13,937	20.9%
Other (expense) income:
Interest and other expense	(6,270)	(6,775)	(505)	8.1%
Interest income	32	7	(25)	(78.1)%
Income before income taxes	60,561	73,968	13,407	22.1%
Provision for income taxes	12,388	23,686	11,298	91.2%
Net income	$48,173	$50,282	$2,109	4.4%
Net income per common share:
Basic	$0.87	$0.93
Diluted	$0.84	$0.91
Weighted average common shares outstanding:
Basic	55,494	54,123
Diluted	57,171	55,125
Revenue
Revenue. Revenue increased $17.8 million driven by strong demand for our Security and Marketing Services and a $7.5 million increase in revenue from NPAC Services. Security Services revenue increased $7.2 million driven by an increase in revenue of $5.4 million from domain name registries and an increase in revenue of $1.8 million resulting from demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by the addition of new top-level domains, of which $2.8 million is attributable to attributable to the acquisition of Bombora, which was completed in the third quarter of 2015. Revenue from our Marketing Services increased $3.6 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their products and services. Data Services revenue decreased $0.6 million. In particular, revenue from carrier provisioning services decreased $3.0 million driven by the consolidation of the customer base and the completion of client projects. This decrease was partially offset by an increase in revenue from caller identification services and user authentication and rights management services.
Expense
Cost of revenue. Cost of revenue increased $4.3 million due to an increase of $2.9 million in costs related to our information technology and systems, an increase of $1.1 million in royalty costs and an increase of $0.4 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.

Sales and marketing. Sales and marketing expense increased $1.0 million due to an increase of $0.6 million in personnel and personnel-related expense and an increase of $0.4 million in advertising and marketing costs. The increase in advertising and marketing costs was driven by an increase of $2.0 million in costs associated with advertising campaigns to drive brand awareness and other professional fees, partially offset by a decrease of $1.6 million in costs associated with NPAC-related campaigns.
Research and development. Research and development expense decreased $1.3 million due to a decrease of $1.1 million in personnel and personnel-related expense and a decrease of $0.1 million in maintenance and general facilities costs.
General and administrative. General and administrative expense increased $0.9 million due to an increase of $3.6 million in professional fees, partially offset by a decrease of $2.7 million in personnel and personnel-related costs. The increase in professional fees was driven by an increase in costs incurred to pursue new business opportunities and support corporate initiatives.
Depreciation and amortization. Depreciation and amortization expense increased $0.3 million due to an increase in amortization expense related to acquired intangible assets.
Restructuring expense. Restructuring expense decreased $1.4 million. Restructuring charges recorded during the three months ended September 30, 2014 were related to our 2014 restructuring program, which was implemented to align our resources to serve our clients more effectively. The plan was complete as of December 31, 2014.
Interest and other expense. Interest and other expense increased $0.5 million due an increase of $0.2 million in foreign currency transaction losses and an increase of $0.2 million in interest expense.
Interest income. Interest income for the three months ended September 30, 2015 was comparable to the interest income for the three months ended September 30, 2014.
Provision for income taxes. Our effective tax rate for the three months ended September 30, 2015 increased to 32.0% from 20.5% for the three months ended September 30, 2014 primarily due to a discrete benefit for our domestic production activities deduction recorded in the third quarter of 2014, which was not applicable for the three months ended September 30, 2015. Excluding discrete tax items, our effective tax rate was approximately 36.6% and 36.3% for the three months ended September 30, 2014 and 2015, respectively.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015
The following table presents an overview of our results of operations for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended September 30,
	2014	2015	2014 vs. 2015
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$711,213	$769,808	$58,595	8.2%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	182,256	198,817	16,561	9.1%
Sales and marketing	146,565	146,587	22	—%
Research and development	21,257	18,460	(2,797)	(13.2)%
General and administrative	80,001	78,003	(1,998)	(2.5)%
Depreciation and amortization	87,725	89,634	1,909	2.2%
Restructuring charges	6,521	—	(6,521)	100.0%
	524,325	531,501	7,176	1.4%
Income from operations	186,888	238,307	51,419	27.5%
Other (expense) income:
Interest and other expense	(19,537)	(19,978)	(441)	2.3%
Interest income	290	302	12	4.1%
Income before income taxes	167,641	218,631	50,990	30.4%
Provision for income taxes	50,938	77,077	26,139	51.3%
Net income	$116,703	$141,554	$24,851	21.3%
Net income per common share:
Basic	$1.99	$2.57
Diluted	$1.94	$2.52
Weighted average common shares outstanding:
Basic	58,548	55,153
Diluted	60,050	56,078
Revenue
Revenue. Revenue increased $58.6 million driven by strong demand for our Security and Marketing Services and a $22.6 million increase in revenue from NPAC Services. Security Services revenue increased $22.8 million driven by an increase in revenue of $13.9 million from domain name registries and an increase in revenue of $8.9 million driven by demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by the addition of new top-level domains, of which $8.0 million is attributable to certain acquisitions. Specifically, the incremental revenue from the acquisition of .CO in April 2014 contributed $5.2 million and incremental revenue from the acquisition of Bombora in July 2015 contributed $2.8 million. Revenue from our Marketing Services increased $13.9 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their products and services. Data Services revenue decreased $0.7 million. In particular, revenue from carrier provisioning services decreased $5.4 million driven by consolidation of the customer base and the completion of client projects. This decrease was partially offset by an increase in revenue from caller identification services and user authentication and rights management services.
Expense
Cost of revenue. Cost of revenue increased $16.6 million due to an increase of $10.7 million in costs related to our information technology and systems, and an increase of $5.8 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs.

Sales and marketing. Sales and marketing expense was comparable to that incurred for the nine months ended September 30, 2014. In particular, personnel and personnel-related expense increased $1.9 million. This increase was partially offset by a decrease of $1.3 million in maintenance and general facilities costs and a decrease of $0.6 million in advertising and marketing costs. The decrease in advertising and marketing costs was driven by a decrease of $2.9 million in costs associated with NPAC-related campaigns, partially offset by an increase in costs associated with other professional fees to drive brand awareness.
Research and development. Research and development expense decreased $2.8 million due to a decrease of $2.4 million in personnel and personnel-related expense and a decrease of $0.4 million in maintenance and general facilities costs.
General and administrative. General and administrative expense decreased $2.0 million due to a decrease of $4.9 million in personnel and personnel-related expense and a decrease of $1.0 million in maintenance and other administrative costs, partially offset by an increase of $3.9 million in professional fees. The increase in professional fees was driven by an increase in costs incurred to pursue new business opportunities and support corporate initiatives. The decrease in maintenance and other administrative costs was driven by a gain of $2.1 million from the sale of certain assets and liabilities.
Depreciation and amortization. Depreciation and amortization expense increased $1.9 million due to an increase of $1.6 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $0.3 million.
Restructuring expense. Restructuring expense decreased $6.5 million. Restructuring charges recorded during the nine months ended September 30, 2014 were related to our 2014 restructuring program, which was implemented to align our resources to serve our clients more effectively. The plan was complete as of December 31, 2014.
Interest and other expense. Interest and other expense increased $0.4 million due to a net decrease of $1.3 million in losses on asset disposals, offset by an increase of $0.9 million in foreign currency transaction losses and an increase of $0.8 million in interest expense.
Interest income. Interest income for the nine months ended September 30, 2015 was comparable to the interest income for the nine months ended September 30, 2014.
Provision for income taxes. Our effective tax rate for the nine months ended September 30, 2015 increased to 35.3% from 30.4% for the nine months ended September 30, 2014 primarily due to a discrete benefit for our domestic production activities deduction recorded during the nine months ended September 30, 2014, which was not applicable for the nine months ended September 30, 2015. Excluding discrete tax items, our annual effective tax rate was approximately 36.6% and 36.3% for the nine months ended September 30, 2014 and 2015, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by operating activities. Our principal uses of cash have been to fund acquisitions, share repurchases, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures and debt service requirements. Total cash and cash equivalents were $358.4 million at September 30, 2015, an increase of $31.8 million from $326.6 million at December 31, 2014. This increase in cash and cash equivalents was due to cash provided by operations.
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
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the nine months ended September 30, 2015 was $259.7 million, as compared to $222.0 million for the nine months ended September 30, 2014. This $37.7 million increase in net cash provided by operating activities was the result of an increase in net income of $24.9 million, an increase in non-cash adjustments of $23.9 million and a decrease in net changes in operating assets and liabilities of $11.1 million.
Non-cash adjustments increased $23.9 million, driven by an increase of $30.7 million in deferred income taxes, a net increase of $11.2 million in tax (benefit) shortfall from equity awards, an increase of $1.9 million in depreciation and amortization expense and an increase of $1.1 million in the provision for doubtful accounts. These total increases of $44.9 million in non-cash adjustments were partially offset by a decrease of $19.2 million in stock-based compensation and a decrease of $1.7 million in (gain) loss on asset disposals.
Net changes in operating assets and liabilities decreased $11.1 million primarily due to a decrease of $7.3 million in deferred revenue, a decrease of $7.3 million in prepaid expenses and other current assets, a decrease of $7.2 million in other liabilities, a decrease of $7.0 million in income taxes, a decrease of $3.4 million in deferred costs, a decrease of $1.5 million in other assets and a decrease of $1.0 million in notes receivable. These total decreases of $34.7 million in net changes in operating assets and liabilities were partially offset by an increase of $23.1 million in accounts payable and accrued expenses and $0.6 million in accounts and unbilled receivables.
Cash flows from investing
Net cash used in investing activities for the nine months ended September 30, 2015 was $106.6 million, as compared to $166.1 million for nine months ended September 30, 2014. This $59.5 million decrease in net cash used in investing activities was due to a decrease of $36.6 million in cash used for acquisitions and a decrease of $23.0 million in cash used for purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $120.8 million for the nine months ended September 30, 2015, as compared to $33.7 million for the nine months ended September 30, 2014. This $87.0 million increase in net cash used in financing activities was due to a decrease in cash of $175.0 million from borrowings completed in the first quarter of 2014, a net decrease of $11.2 million in tax benefit (shortfall) from equity awards, an increase of $1.4 million in cash used in principal repayments on capital lease obligations and an increase of $0.3 million in restricted cash. These total net increases in net cash used in financing activities of $187.9 million were partially offset by a $99.7 million decrease in cash used for share repurchases and for the net down of employee shares and a $1.2 million increase in cash proceeds from the issuance of stock.
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
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 28, 2015, the IPRS, on behalf of itself and the proposed settlement class, on the one hand, and certain of our senior executive officers on the other hand, entered into a Stipulation and Agreement of Settlement with the Alexandria Division, which sets forth the terms and conditions of the proposed settlement of the claims. The Alexandria Division granted preliminary approval on September 22, 2015. The final hearing before the Alexandria Division is scheduled for December 3, 2015. As of September 30, 2015, the impact of the proposed settlement amount is not material to our consolidated financial position and results of operations.
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 27, 2015, approving a recommendation by the NANC for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule continues through December 17, 2015.  Following final briefs, the Court of Appeals is expected to schedule Oral Arguments for early 2016 before making a decision later in the year.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed with the SEC on February 13, 2015. The risks discussed in this Quarterly Report and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks set forth below and described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

When our seven contracts with North American Portability Management LLC are terminated, the timing of which is uncertain, our revenue and profitability may be materially adversely affected.
We cannot be certain whether our contracts to provide local number portability services will be extended beyond September 30, 2016.  Once the contracts terminate, our annual revenue will decrease by approximately $500 million.  As a result of the uncertain contract end date and due to our cost structure, which is organized by function, the impact of the termination of the contracts on our income from operations is not currently quantifiable.  At the time of termination, our revenue and profitability will be dependent upon the success of our remaining business.  If we are not able to replace this lost revenue and adjust our operating plans to support our remaining business, our total revenue and profitability may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 through July 31, 2015	523,226	$28.81	522,607	$90,655,782
August 1 through August 31, 2015	527,880	28.60	527,552	75,554,630
September 1 through September 30, 2015	535,507	27.04	531,512	61,166,822
Total	1,586,613	$28.15	1,581,671	$61,166,822

(1)
The number of shares purchased includes shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 4,942 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

(3)
On March 26, 2015, we announced the adoption of a 2015 share repurchase program, which will expire on March 25, 2016. The 2015 program authorizes the repurchase of up to $150 million of Class A common shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On October 28, 2015, we (a) filed with the Delaware Secretary of State a Certificate of Amendment to our Restated Certificate of Incorporation (the “Prior Charter” and, such certificate of amendment, the “Certificate of Amendment”) to declassify our board of directors (the “Board”) beginning at the annual meeting of stockholders in 2017 (the “Amendment”) and (b) immediately after the filing of the Certificate of Amendment, we filed a Third Restated Certificate of Incorporation, which restates, but does not further amend, the Prior Charter to include the text of the Amendment. The Amendment was approved by our stockholders at our Annual Meeting of Stockholders held on May 27, 2015 (the “2015 Annual Meeting”).
Prior to the filing of the Certificate of Amendment, Article VI, Section B of the Prior Charter provided that the Board would be divided into three classes of directors, with one class of directors being elected each year. The Third Restated Charter provides that, commencing with the 2017 annual meeting of stockholders, directors standing for election will be elected for one year terms. Directors elected by stockholders prior to the 2017 annual meeting of stockholders will serve out their three respective year terms, and the entire Board will be elected annually commencing with the 2019 annual meeting of stockholders. A detailed description of the declassification amendments is set forth in our Definitive Proxy Statement for the 2015 Annual Meeting (the “2015 Proxy Statement”), which was filed with the Securities and Exchange Commission on April 17, 2015.
In connection with the foregoing, and as contemplated in the 2015 Proxy Statement, on October 28, 2015, the Board approved conforming amendments to Article III, Section 2 of our Amended and Restated Bylaws, relating to filling director vacancies, to remove references to a classified board.
The foregoing descriptions of the Certificate of Amendment, Third Restated Certificate of Incorporation and Amended and Restated Bylaws are qualified in their entirety by reference to the texts of the such documents, which are filed as Exhibits 3.1.1, 3.1.2, and 3.2, respectively, to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeuStar, Inc.

Date:	October 29, 2015	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
(2.1)
Asset Purchase Agreement, dated as of September 9, 2015, by and among NeuStar, Inc. and Transaction Network Services, Inc., incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K, filed September 9, 2015.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of Neustar, Inc.

3.1.2	Third Restated Certificate of Incorporation of Neustar, Inc.

3.2	Amended and Restated Bylaws of Neustar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation