Form 10-K
period 2015-12-31
NEUSTAR INC
filed 2016-02-29
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
On February 22, 2016, 53,767,520 shares of NeuStar Class A common stock were outstanding and 2,270 shares of NeuStar Class B common stock were outstanding. The aggregate market value of the NeuStar common equity held by non-affiliates as of June 30, 2015 was approximately $2.4 billion.

DOCUMENTS INCORPORATED BY REFERENCE:
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of NeuStar’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which NeuStar intends to file with the Securities and Exchange Commission within 120 days of December 31, 2015.

Unless the context requires otherwise, references in this report to “Neustar,” “we,” “us,” the “Company” and “our” refer to NeuStar, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS
Our Business
We offer authoritative, hard-to-replicate data sets and proprietary analytics that provide insights to help clients promote and protect their businesses. Our proprietary, cloud-based platforms and differentiated data sets offer informative, real-time analytics, which enable clients to make actionable, data-driven decisions. We provide chief marketing officers a comprehensive suite of services to plan their media spend, identify and locate desired customers, invest effectively in marketing campaigns, deliver relevant offers and measure the performance of these activities. Security professionals use our solutions to maximize web performance and protect against malicious attacks. We enable the exchange of essential operating information across multiple carriers to provision and manage services, assisting clients with fast and accurate order processing and immediate routing of customer inquiries. We provide communications service providers in the United States critical infrastructure that enables the dynamic routing of calls and text messages.
We incorporated in Delaware in 1998. Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400.
Our Services
Marketing Services
Our Marketing Services empower clients to make informed and high impact decisions in real time to promote their businesses, increase customer retention, achieve greater campaign success and increase their marketing return on investment, as well as mitigate risk and fraud. Using these services, our clients can plan and execute marketing strategies and measure the effectiveness of advertising campaigns across multiple channels with advanced marketing analytics, custom segmentation and media optimization. Marketers also use our omni-channel workflow solutions to tailor their media spend, efficiently reach specific audiences, and measure campaign performance across an array of devices.
Our Marketing Services provide:

•
Customer Intelligence. We provide authoritative, cloud-based solutions that enable marketers to identify, verify and segment existing and potential customers in real-time for both marketing initiatives and for fraud and risk mitigation. Using a privacy-by-design foundation, these solutions provide clients with a comprehensive view of their customers and prospects most likely to purchase their products and services based on attributes such as demographics, geography, and buying propensities. Our services enable clients to plan data-driven marketing strategies, develop high-impact advertising and lead generation campaigns and execute informed media planning for consistent execution across multiple channels to increase customer conversions.

•
Activation. Our activation services enable marketers to maximize the impact of online display ad targeting for specific prospect audiences and customers. Our predictive segmentation and geo-targeting capabilities enable clients to reach online customers with relevant messages, by deploying criteria based on buying propensity, geography or a combination of each, in a privacy-compliant manner.

•
Media Intelligence. We provide a platform that enables marketers to plan and allocate their marketing spend across sales channels and media platforms. We provide measurement and attribution capabilities to optimize marketing effectiveness.  Our solutions connect proprietary customer data, such as sales, pricing, promotions, and distribution, with external factors, such as macro-economic conditions, competition, and weather, to tailor marketing spending plans and measure the resulting business impact. Our platform links actual business performance, such as sales and profitability, to every facet of the marketing plan across offline and online channels.

Security Services
We direct and manage the flow of Internet traffic, resolve Internet queries and provide security protection against cyber attacks. We also manage authoritative domain-name registries.

Our Security Services provide:

•
DNS Services. Our domain name systems, or DNS, solutions protect our client’s Internet ecosystem and defend most standard transmission control protocol based applications, including, among others, websites, email servers, application programming interfaces, and databases. Our managed and recursive DNS services deliver fast, accurate responses to online queries with the scalability that today’s enterprises demand. In addition, we provide load-testing analysis to help an enterprise prepare for peak loads on new and existing systems.

•
DDoS Protection.  We provide cloud-based Distributed Denial of Service, or DDoS, protection services that help our clients reduce risk, downtime and revenue loss from cyber attacks.  Our extensive diagnostics and multi-domain views give clients a holistic perspective both inside and outside their firewalls.  We also provide early detection and alerting against cyber attacks, and provide advanced services that strengthen and protect an enterprise’s defenses against such attacks.

•
Domain Name Registries. We operate the authoritative registries of Internet domain names for the .biz, .us, .co, .au, and .travel top-level domains, and provide international registry gateways. We also provide back-end support for generic top-level domains, or gTLDs, such as .nyc. All Internet communications routed to any of these domains must query a copy of our directory to ensure that the communication is routed to the appropriate destination.

Data Services
We manage large, complex and hard-to-replicate data sets that enable clients to process decisions and transactions in real time. Our workflow solutions enable the exchange of essential operating information with multiple carriers in order to provision and manage services. Our clients use our services to support multiple applications that rely on high speed, reliable and secure transfer of critical information.
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

•
Caller Authentication. We provide authoritative, accurate and current caller-name data and related information to communications service providers. We also store and publish caller-name data on behalf of our carrier customers.

•	Common Short Codes. We operated the authoritative common short codes registry on behalf of the U.S. wireless industry until December 31, 2015.

•
User Authentication and Rights Management. We operate the user authentication and rights management system, which supports the UltraViolet™ digital content locker that consumers use to access their entertainment content. We operate a managed service that offers a global routing and addressing solution to help clients optimize their evolving interconnected business.

NPAC Services
Number portability administration center, or NPAC, Services include the dynamic routing of calls and text messages among all competing communications service providers in the United States and related connection services and system enhancements. We operate and maintain authoritative databases that help manage the increasing complexity in the telecommunications industry. Our NPAC Services provide the foundation for subscriber acquisition in a robust and competitive telecommunications market. These services support the industry’s needs for real-time network and resource optimization, and also support additional services including public safety, law enforcement, emergency preparedness, disaster recovery, and efficient telephone number utilization. The NPAC is the world’s largest and most complex number management system with connections to over 4,800 individual customers in the United States and is a critical component of the national telecommunications network infrastructure.
Operations
Sales Force and Marketing
We operate a unified marketing and sales organization in order to more effectively promote our brand and go to market with our solutions. Our sales and marketing teams are primarily aligned by industry vertical including financial services, media and advertising, technology and communications. Sales employees that service the technology vertical also support the sales teams aligned with the other industry verticals. We believe this operating model allows us to deliver solutions that address the most critical challenges of our clients’ business.  Our experienced sales and marketing staff have extensive knowledge of the industries we serve and understand how our products and services address our clients’ priorities and needs.  We employ a wide array of direct and indirect sales approaches and marketing strategies, and we base our strategy for each industry vertical on our analysis of market requirements, client needs, and industry direction.  As of December 31, 2015, our sales and marketing organization consisted of 653 people who work together to offer our clients advanced services and solutions.
Operational Capabilities
We provide our services through our state-of-the-art data centers and remotely hosted computer hardware located in third-party facilities throughout the world. Our data centers, including third-party facilities, are custom designed for processing and transmitting high volumes of transaction-related, time-sensitive data in a highly secure environment. We are committed to employing best-of-breed tools and equipment for application development, infrastructure management, operations and information security management. In general, we subscribe to the highest level of service and responsiveness available from each third-party vendor that we use. Further, to protect the integrity and ensure the reliability of our systems, the major components of our networks are generally designed with the intention of eliminating any single point of failure.
We consistently meet and frequently exceed our contractual service level requirements. Our performance results for certain services are monitored internally and are subjected to independent audits on a regular basis.
Research and Development
We maintain a research and development group, the principal function of which is to develop new and innovative services and make improvements to existing services, oversee quality control processes and perform application testing. Our processes surrounding the development of new services and improvements to existing services focus on resolving the challenges our clients face. We employ industry experts in areas of technology that we believe are key to solving these challenges. Our quality control and application testing processes focus predominantly on resolving highly technical issues that are integral to the performance of our services and solutions. These issues are identified through both internal and external feedback mechanisms, and continuous testing of our applications and systems to ensure uptime commensurate with the service level standards we have agreed to provide to our clients. As of December 31, 2015, we had 136 employees dedicated to research and development, including software engineers, quality assurance engineers, technical project managers and documentation specialists. Our research and development expense was $28.0 million, $27.7 million and $25.7 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Clients and Markets
We primarily serve clients in the following industries:

•
Communications. Our clients include telecommunications services providers, as well as emerging providers of voice over Internet protocol, or VoIP, services, social media, and message aggregation. Within this industry, we provide services in numbering, caller name, carrier provisioning, and marketing analytics.

•
Financial Services. Our clients span several financial sectors, including retail banking, collections, insurance, credit cards and investments. Within this industry, we provide verification for risk and compliance mitigation, web infrastructure protection, demographic analytics, digital marketing and measurement, and call center experience optimization.

•
Media and Advertising. Our clients include both the buy-side and sell-side of the advertising and media landscapes, including advertisers, agencies, ad enablers, publishers and performance marketing providers. Within this industry, we provide marketing solutions that enable identification and audience targeting, optimization of media investments and measurement of campaign effectiveness.

•
Retail and eCommerce. Our clients include department stores, travel and hospitality companies, consumer packaged goods providers, educational institutions and auto parts manufacturers. Within this industry, we primarily provide marketing data analytics, media intelligence platform services, and Internet infrastructure services.

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

No single corporate entity accounted for more than 10% of our total revenue in 2015. Our clients include corporate entities, each of which is separately billed for the services we provide, regardless of whether it may be affiliated with one or more of our other clients. The amount of our revenue derived from clients inside the United States was $839.3 million, $901.1 million and $973.6 million for the years ended December 31, 2013, 2014 and 2015, respectively. The amount of our revenue derived from clients outside the United States was $62.7 million, $62.5 million and $76.3 million for the years ended December 31, 2013, 2014 and 2015, respectively. The amount of our revenue derived under our contracts with North American Portability Management LLC, or NAPM, an industry group that represents all telecommunications service providers in the United States, was $446.4 million, $474.8 million and $507.1 million for the years ended December 31, 2013, 2014 and 2015, respectively, and represented 49%, 49% and 48% of our revenue for the years ended December 31, 2013, 2014 and 2015, respectively. Our total revenue from our contracts with NAPM includes revenue from our NPAC Services, connection services related to our NPAC Services and NPAC-related system enhancements.
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
Competition
We have a number of competitors for our services:

•
Marketing Services. Our primary competitors include Acxiom Corporation, Adobe Systems Incorporated and Oracle Corporation, which compete with us in customer intelligence, activation, and media intelligence.

•
Security Services. Our competitors include Akamai Technologies, Inc. which competes with us in services that protect against cyber attacks. With respect to our registries, our primary competitors include VeriSign, Inc. and Afilias Limited. With respect to our managed DNS services, our competitors include VeriSign, Inc. and Cisco Systems, Inc.

•	Data Services. Our competitors include Synchronoss Technologies, Inc. and Syniverse Technologies, LLC.

•
NPAC Services. We are currently the only provider of Local Number Portability Administrator, or LNPA, services in the United States. On March 26, 2015, the Federal Communications Commission, or FCC, approved the selection by the North American Number Council, or NANC, of Telcordia, d/b/a iconectiv, a wholly owned subsidiary of Ericsson, to serve as the LNPA for the next contract term. (For more information regarding the selection process, see “Risk Factors — Risks Related to Our Business — When our seven contracts with North American Portability Management LLC are terminated, the timing of which is uncertain, our revenue and profitability may be materially adversely affected.” in Item 1A of this report).

With respect to our contracts to act as the North American Number Plan Administrator, the National Pooling Administrator, and the operator of the authoritative registry for the .us, .co, .au and .biz Internet domain names, the relevant counterparty could elect not to exercise the extension period under the contract, if applicable, or could allow the contract to terminate in accordance with its terms. If any of these contracts were allowed to terminate, or otherwise were not extended, we could be required to compete with other providers to continue to provide the services we are currently providing under these contracts.
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
Employees
As of December 31, 2015, we had 2,125 employees. None of our employees are currently represented by a labor union. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Contracts
We provide many of our services pursuant to private commercial and government contracts.  Specifically, in the United States, we provide centralized wireline and wireless number portability services pursuant to seven regional contracts with the NAPM, and implement the allocation of pooled blocks of telephone numbers and manage the North American Numbering Plan pursuant to contracts with the FCC. Although the FCC has plenary authority over the administration of telephone number portability, it is not a party to our contracts with NAPM. The FCC has delegated limited oversight responsibilities to the NANC, which reviews and oversees NAPM’s management of these contracts. See — “Regulatory Environment — Telephone Numbering.”
Our seven regional contracts with NAPM provide for an annual fixed-fee pricing model under which the annual fixed fee, or Base Fee, was set at $437.4 million, $465.8 million and $496.1 million in 2013, 2014 and 2015, respectively. If the actual volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied in the following year.
Under the fixed-fee model, our fees are billed to telecommunications service providers based on their allocable share of the total annual charges. This allocable share is based on each respective telecommunications service provider’s share of the aggregate end-user services revenue of all U.S. telecommunications service providers, as determined by the FCC. Under these contracts, we also bill to our clients a revenue recovery collections fee, or RRC fee, equal to a percentage of monthly billings, which is available to us if any telecommunications service provider fails to pay its allocable share of total transaction charges. If the RRC fee proves insufficient for that purpose, these contracts also provide for the recovery of such differences from the remaining telecommunications service providers. Under these contracts, users of our NPAC Services also pay fees to connect to our data center and additional fees for reports that we generate at the user’s request. Our contracts with NAPM will automatically renew on July 3, 2016 for additional one-year terms commencing as of October 1, 2016, unless NAPM provides a notice of non-renewal at least 90 days prior to the end of the then-current term. If the contracts are not renewed, NAPM may elect to extend the regional contracts at the current pricing terms through a period expiring on (a) the date on which a transition of responsibility for NPAC Services is completed or (b) either for up to (i) 180 days after the date on which a notice of non-renewal is issued if NAPM also elects to license from us the source code we use to provide NPAC services or (ii) 18 months after the date on which a notice of non-renewal is issued if NAPM does not elect to license our source code.  We may also be required to provide transition services during any contract extension or for up to 180 days if the contracts are not extended. (See “Risk Factors — Risks Related to Our Business — When our seven contracts with North American Portability Management LLC are terminated, the timing of which is uncertain, our revenue and profitability may be materially adversely affected.” in Item 1A of this report).
We also provide wireline and wireless number portability and network management services in Canada pursuant to a contract with the Canadian LNP Consortium Inc., a private corporation composed of telecommunications service providers who participate in number portability in Canada. The Canadian Radio-Television and Telecommunications Commission oversees the Canadian LNP Consortium’s management of this contract. We bill each telecommunications service provider for our services under this contract primarily on a per-transaction basis. In March 2015, this contract was amended to continue through December 31, 2017. The services we provide under the contracts with NAPM and the Canadian LNP Consortium are subject to rigorous performance standards, and we are subject to corresponding penalties for failure to meet those standards.
We serve as the North American Numbering Plan Administrator and the National Pooling Administrator pursuant to two separate contracts with the FCC. Under these contracts, we administer the assignment and implementation of new area codes in North America, the allocation of central office codes (which are the prefixes following the area codes) to telecommunications service providers in the United States, and the assignment and allocation of pooled blocks of telephone numbers in the United States in a manner designed to conserve telephone number resources. The North American Numbering Plan Administration contract is a fixed-fee government contract that was originally awarded by the FCC to us in 2003. In July 2012, we were awarded a new contract to serve as the North American Numbering Plan Administrator for a term not to exceed five years. The National Pooling Administration contract was originally awarded to us by the FCC in 2001. Under this contract, we perform the administrative functions associated with the allocation of pooled blocks of telephone numbers in the

United States. The terms of this contract provide for a fixed fee associated with the administration of the pooling system. In July 2013, the FCC awarded us a new contract to continue as the National Pooling Administrator. The initial contract term was one year, commencing in July 2013, with three possible one-year extensions exercisable at the election of the FCC. The FCC has exercised the first two options, the most recent in July 2015, extending the current contract through July 14, 2016.
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
Pursuant to a contract with the CTIA — The Wireless Association®, we provided U.S. Common Short Code registration services to wireless content providers, who paid us subscription fees per each U.S. Common Short Code registered through the contract expiration date of December 31 2015.
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
Telephone Number Portability.  The Telecommunications Act of 1996 requires telephone number portability, which is the ability of users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability, or convenience when switching from one telecommunications service provider to another. Through a competitive proposal process, a consortium of service providers representing the communications industry selected us to develop, build and operate a solution to enable telephone number portability in the United States. We ultimately entered into seven regional contracts to administer the system that we developed, after which the NANC recommended to the FCC, and the FCC approved, our selection to serve as a neutral administrator of telephone number portability. The FCC also directed the seven original regional entities, each comprising a consortium of service providers operating in the respective regions, to manage and oversee the administration of telephone number portability, subject to NANC oversight. Under the rules and policies adopted by the FCC, NAPM, as successor in interest to the seven regional consortiums, has the power and authority to manage and negotiate changes to the current master agreements.
On November 3, 2005, BellSouth Corporation, or BellSouth, filed a petition with the FCC seeking changes in the way our clients are billed for services provided by us under our contracts with NAPM. In response to the BellSouth petition, the FCC requested comments from interested parties. As of February 29, 2016, the FCC had not initiated a formal rulemaking process and the BellSouth petition remains pending. Similarly, on May 20, 2011, Verizon Communications Inc. and Verizon Wireless Inc. filed a joint petition, the Verizon Petition, with the FCC seeking a ruling that certain carrier initiated modifications of NPAC records be excluded from the costs of the shared NPAC database and be paid for instead by the provider that caused such costs to be incurred.  In response to the Verizon Petition, the FCC requested comments from interested parties. On April 18, 2013, the FCC initiated a rulemaking concerning interconnected VoIP providers direct access to telephone numbers in which it asked for comment on the question of whether the FCC should initiate a rulemaking to examine the FCC’s cost allocation rules for number administration, portability and pooling more generally. As of February 29, 2016, the FCC had not initiated a formal rulemaking process and the Verizon Petition remains pending.
After the amendment of our contracts with NAPM in September 2006, Telcordia Technologies, Inc., d/b/a iconectiv, a wholly owned subsidiary of the Swedish telecommunications equipment manufacturer, Ericsson, filed a petition with the FCC requesting an order that would require NAPM to conduct a new bidding process to appoint a provider of telephone number portability services in the United States. In response to our amendment of these contracts in January 2009, Telcordia filed another petition asking that the FCC abrogate these contracts and initiate a government-managed procurement in their place. As part of the order selecting iconectiv as the next LNPA, the FCC granted these petitions to the extent consistent with its order and otherwise denied these petitions. (See “Risk Factors — Risks Related to Our Business — When our seven contracts with North American Portability Management LLC are terminated, the timing of which is uncertain, our revenue and profitability may be materially adversely affected.” in Item 1A of this report).
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
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These risks and other factors include those listed under “Risk Factors” in Item 1A of this report and elsewhere in this report and include:

•	termination, modification, expiration or non-renewal of (or announcements related to any of the foregoing) our contracts to provide telephone number portability and other directory services;

•	failures or interruptions of our systems and services;

•	loss of, or damage to, a data center;

•	security or privacy breaches;

•	adverse changes in statutes or regulations affecting the communications industry;

•	our failure to adapt to rapid technological change in the communications industry;

•	competition from our clients’ in-house systems or from other providers of information services;

•	our failure to achieve or sustain market acceptance at desired pricing levels;

•	a decline in the volume of transactions we handle;

•	inability to manage our growth;

•	economic, political, regulatory and other risks in the regions and industries in which we operate;

•	inability to obtain sufficient capital to fund our operations, capital expenditures and expansion;

•	loss of members of senior management, or inability to recruit and retain skilled employees;

•	failure to comply with neutrality requirements,

•	risks related to our indebtedness and the impact that it may have on our functional and operating activities;

•	inability to protect our intellectual property;

•	inability to obtain accurate data required for our information services;

•	disruption, increased costs and other risks related to our international expansion; and

•	risks relating to the integration of acquired businesses, including the ability of acquired businesses to retain their existing business relationships and key employees.

ITEM 1A.	RISK FACTORS
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
Because most of the services we provide require our clients to query a copy of our continuously updated databases and directories to obtain necessary routing, operational and marketing data, the integrity of our data centers, including network elements managed by third parties throughout the world, and the systems through which we deliver our services are essential to our business. Notably, certain of our data centers and related systems are essential to the orderly operation of the U.S. telecommunications system because they enable carriers to ensure that telephone calls are routed to the appropriate destinations.
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
We cannot be certain when our contracts to provide local number portability services will be terminated On January 27, 2016, the NAPM Transition Oversight Manager published a presentation containing a preliminary overall transition timeline for LNPA services. This preliminary timeline showed the transition period extending through the third quarter of 2017. Once the contracts terminate, our annual revenue will decrease by approximately $500 million.  As a result of the uncertain contract end date and due to our cost structure, which is organized by function, the impact of the termination of the contracts on our income from operations is not currently quantifiable.  At the time of termination, our revenue and profitability will depend on the success of our remaining business.  If we are not able to replace this lost revenue and adjust our operating plans to support our remaining business, our total revenue and profitability may be materially adversely affected.
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
In addition to our contracts with NAPM, we provide other revenue-generating services to clients in the communications sector and a wide variety of other sectors, trade associations, and government agencies. For example, we serve as the provider of NPAC Services in Canada; as operator of the .biz registry under contract with ICANN; as operator of the .co registry under a contract with the government of Colombia; as the operator of the .au registry; and as the provider of information services to a wide variety of major corporations, major retailers and marketers. Each of these contracts provides for early termination in limited circumstances, most notably if we are in default. In addition, our contracts to serve as the North American Numbering Plan Administrator and as the National Pooling Administrator, each of which is with the U.S. government, may be terminated by the government at will.
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
Pursuant to orders and regulations of the U.S. government and provisions contained in our contracts with NAPM, we must comply with certain ongoing neutrality requirements, meaning generally that we cannot favor any particular telecommunications service provider, interconnected VoIP provider, telecommunications industry segment, technology, or group of telecommunications consumers over any other telecommunications or VoIP service provider, industry segment, technology, or group of consumers in the conduct of our business. The FCC oversees our compliance with the neutrality requirements applicable to us in connection with some of the services we provide. We provide to the FCC and the NANC, a federal advisory committee established by the FCC to advise and make recommendations on telephone numbering issues, regular certifications relating to our compliance with these requirements. Our ability to comply with the neutrality requirements to which we are subject may be affected by the activities of our stockholders or lenders. For example, if the ownership of our capital stock subjects us to undue influence by parties with a vested interest in the outcome of numbering administration, the FCC could determine that we are not in compliance with our neutrality obligations. Our failure to continue to comply with the neutrality requirements to which we are subject under applicable orders and regulations of the U.S.

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
Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, the precautionary steps we have taken may not completely protect our intellectual property rights. Effectively policing our intellectual property is time consuming and costly, and the steps taken by us may not prevent infringement of our intellectual property or proprietary rights in our products, technology and trademarks, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States. Further, because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our services and solutions that may block our use of our intellectual property or may be used by third-parties who compete with our services and solutions. As we expand our business and introduce new services and solutions, there may be an increased risk of infringement and other intellectual property claims by third-parties. From time to time, we and our clients may receive claims alleging infringement of intellectual property rights, or may become aware of certain third-party patents that may relate to our services and solutions. Additionally, we monitor our use of open source software to avoid uses that would require us to disclose our proprietary source code or violate applicable open source licenses, but if we engaged in such uses inadvertently, we could be required to take remedial action or release certain of our proprietary source code. These scenarios could have a material adverse effect on our business, financial condition and operating results.
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
Our future growth is largely dependent upon our ability to continue to adapt our products, services, and organization to meet the demands of rapidly evolving markets and industry standards. We compete against well-funded providers of data registry, information services, as well as communications software companies and system integrators. In addition, our industry is characterized by rapid technological change, evolving industry standards, and frequent new service offerings. Significant technological changes could make our technology and services obsolete.
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
Much of the data that we use in connection with our information services is purchased or licensed from third parties, obtained from public record sources or provided to us as part of a broader business relationship with a client. Our contracts with third party data providers contain service level requirements, but do not guarantee, nor can we ensure, that the data provided under such contracts will be accurate. If we are not able to obtain this data on favorable economic terms or otherwise, or link to this data, or if the data we obtain is inaccurate, our ability to provide information services to our clients could be materially adversely impacted, which could result in decreased revenue, net income and earnings per share.
Regulatory and statutory requirements, changes in requirements regarding privacy and data protection or public perceptions of data usage may increase our costs or otherwise adversely affect our business.
Our business operations are subject to a variety of complex privacy and data protection laws and regulations in the United States at both the state and federal levels, and in other jurisdictions. These statutory and regulatory requirements are evolving, increasing in complexity and number, and may change significantly. How companies collect, process, use, store, share or transmit personal data is subject to increasing scrutiny by governments as well as the public, which could influence the adoption of legislation or regulation. Certain collection and use of personal data may engender distrust of businesses based on such activities, which may lead to additional governmental restrictions on and reduced demand for our information services. New statutory or regulatory developments could restrict how we collect, manage, aggregate and use information. There may be conflicts among the privacy and data protections laws adopted by the various countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and could be interpreted in ways that could restrict our use of data to provide information services to our clients or otherwise harm our business. We may need to incur significant costs or modify our business practices and/or our services in order to comply with existing or revised laws and regulations, or to adapt to changing public attitudes about data usage. For example, we previously relied on a common European Union - United States “safe harbor” framework for the transfer of certain personal information from the European Union to the United States. In October 2015, the European Court of Justice ruled that the safe harbor framework was invalid. As a result, regulators in individual European Union member states will retain control over data privacy requirements and we may be subject to additional obligations that could require us to change our business practices and/or incur additional costs. Any restrictions on our ability to provide services to clients or costs to modify our business practices and/or services could have a material adverse effect on our results of operations or prospects. If we are not able to comply with applicable laws, we may be subject to significant monetary penalties, orders demanding that we cease alleged noncompliant activities, fines and/or criminal prosecution in one or more jurisdictions. These or other remedies could have a material adverse effect on our results of operation or financial condition. Our failure or alleged failure to comply with privacy and data protection laws, or with public attitudes about data usage, including any perception of our practices as an invasion of privacy, could harm our reputation, result in legal actions against us by governmental authorities or private claimants or cause us to lose clients, any of which could have a material adverse effect on our results of operations or prospects.
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
If we are unable to manage our costs and maintain our quality of service, our profits could be adversely affected.
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
We believe that our success depends upon the continued contributions of our management team and other key employees, including our engineering, product, sales and marketing and operations personnel. Our success is also contingent upon our continuing ability to recruit, hire, develop, motivate and retain highly skilled employees for all areas of our organization. Any of the following factors may affect our ability to motivate and retain our existing employees and recruit new employees:

•	competition for employees with the skills we require to operate and grow our business is intense, and, as a result, our competitors may seek to hire our key employees;

•	despite our comprehensive compensation packages, we may not be successful in attracting new employees and retaining and motivating our existing employees; and

•
any adverse change in reputation, whether as a result of an unfavorable outcome of our petition for review of the FCC Order, decrease in revenue due to the termination of our contracts with NAPM, or a decline in the market price of our common stock.

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
Our competitors and clients may cause us to reduce the prices we charge for our services and solutions. The primary sources of pricing pressure include:

•	competitors offering our clients services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete;

•	clients with a significant volume of transactions may have enhanced leverage in pricing negotiations with us; and

•	potential clients may find it economically advantageous to handle certain functions internally instead of using our services.
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
We currently provide services to clients located in various international locations and, with our recent acquisitions of Bombora Technologies Pty Ltd. and MarketShare Partners, LLC, we intend to pursue additional international business opportunities. International operations and business expansion plans are subject to numerous additional risks, including:

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
Our ability to successfully grow our information services depends on a number of different factors, including market acceptance of our information services, the expansion of our information services capabilities and geographic coverage, and continued public and regulatory acceptance of data usage for the provision of our information services solutions, among others. If we are not successful in growing our information services business at the rate that we anticipate, we may not meet expected growth and gross margin projections or expectations, and our operating results, prospects and the market price of our securities could be adversely affected.
We may be unable to complete acquisitions, or we may undertake acquisitions that increase our costs or liabilities or are disruptive to our business.
We have made a number of acquisitions in the past, and will continue to pursue acquisitions selectively in the future. We may not be able to locate acquisition candidates at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution to our stockholders.
We may not be able to successfully integrate the operations of businesses that we acquired or realize the anticipated benefits of the acquisitions, which could have a material adverse effect on our business and results of operations.
Integration of acquired business operations, including our recent acquisitions of Bombora Technologies Pty Ltd, MarketShare Partners, LLC, and the acquisition of caller authentication assets from Transaction Network Services, Inc., is a time consuming process that could disrupt our business by diverting significant management attention and resources away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. It is also possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, suppliers, distributors, creditors, or lessors, or to achieve the anticipated benefits of the acquisition. Further, if we cannot successfully integrate an acquired company’s internal control over financial reporting, the reliability of our financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected.
Even if we are able to integrate acquired businesses successfully, we may not realize the full benefits of the cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates or that these benefits will be achieved within a reasonable period of time. In addition, businesses we acquire may not be able to retain their existing business relationships, customers and/or key employees. We may be required to invest significant capital and resources after the acquisition to maintain or grow the businesses that we acquire. In addition, we may need to record write-downs from impairments of goodwill, intangible assets, or long-lived assets, or record adjustments to the purchase price that occur after the closing of the transaction, which could reduce our future reported earnings. If we fail to successfully integrate and support the operations of the businesses we acquire, or if anticipated revenue enhancements and cost savings are not realized from these acquired businesses, our business, results of operations and financial condition would be materially adversely affected. Further, acquired businesses may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. These liabilities could include employment, retirement or severance-related obligations under applicable law, other benefits arrangements, legal claims, warranty or similar liabilities to clients, claims by or amounts owed to vendors, tax liabilities or other amounts owed by the acquired companies. The failure to discover such issues prior to such acquisition, should they be significant, could have a material adverse effect on our business and results of operations.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Changes in our business, including certain initiatives to transform business processes, to invest in information systems or to transition certain functions to third party resources or providers, will necessitate modifications to our internal control systems, processes and information systems as we optimize our business and operations. We cannot be certain that our current design for internal control over financial reporting, or any additional changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and client perception of our business may suffer.
Risks related to financial market conditions
We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.
The general economic and capital market conditions in the United States and other parts of the world deteriorated significantly in 2008, adversely affecting access to capital and increasing the cost of capital. Although conditions have improved, a large degree of uncertainty remains both domestically and abroad, which continues to adversely impact access to, and the cost of, capital. If funds generated by our operations or available under our Amended 2013 Credit Facilities are insufficient to fund our future activities, including acquisitions, organic business ventures, or capital expenditures, we may need to raise additional funds through public or private equity or debt financing.
If unfavorable capital market conditions exist when we seek additional financing, we may not be able to raise sufficient capital on favorable terms or at all. In addition, we cannot be certain when our contracts to provide NPAC Services will terminate. On January 27, 2016, the NAPM Transition Oversight Manager published a presentation containing a preliminary overall transition timeline for LNPA services. This preliminary timeline showed the transition period extending through the third quarter of 2017. After these contracts terminate, our annual revenue will decrease by approximately $500 million. Furthermore, we significantly increased our indebtedness for borrowed money in 2015 from $783.3 million as of December 31, 2014 to $1.11 billion as of December 31, 2015. The loss of revenue when our contracts to provide NPAC Services terminate and/or our additional indebtedness for borrowed money may adversely affect our ability to raise sufficient capital on favorable terms or at all. In addition, the increased outstanding debt balance under our credit facilities and the corresponding increase in our leverage ratio may also make it more difficult or more expensive for us to obtain additional debt financing or other sources of capital. Failure to obtain capital on a timely basis could have a material adverse effect on our results of operations and we may not be able to fund further organic and inorganic growth of our business.

Risks related to the notes and our other indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
As of December 31, 2015, borrowings under our 2013 Credit Facilities, Senior Notes and 2015 Incremental Term Facility were approximately $1.11 billion, and we had unused revolving commitments of $8.2 million (after giving effect to borrowings of $175.0 million and $16.8 million of outstanding letters of credit). In addition, our 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of December 31, 2015, the total amount of such potential incremental increases we could request was approximately $327.0 million.
Subject to the limits contained in the credit agreement that governs our 2013 Term Facility and 2015 Incremental Term Facility, the indenture that governs the Senior Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance investments or acquisitions, or for other general corporate purposes. If we do so, the risks related to our level of debt could intensify. Our level of debt could have important consequences to the holders of our securities, including the following:

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

•
exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our 2013 Term Facility and 2015 Incremental Term Facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the indenture that governs the Senior Notes and the credit agreement that governs our 2013 Term Facility and 2015 Incremental Term Facility contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the repayment of all our debt.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the uncertainty regarding future extensions of our contracts with NAPM. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements that govern our 2013 Term Facility and 2015 Incremental Term Facility and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our 2013 Term Facility and 2015 Incremental Term Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on our indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any downgrade by either Standard & Poor’s or Moody’s could increase the interest rate on our credit facilities, result in higher borrowing costs and decrease earnings. Any future adverse changes to our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
Risks Related to Our Common Stock
Our common stock price may be volatile.
The market price of our Class A common stock has fluctuated, and may continue to fluctuate, widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the Telecom, Internet and data analytics industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	uncertainty about the length of the remaining term under our contracts with NAPM;

•	an unfavorable outcome, or uncertainty about the outcome, of our legal challenge to the FCC Order approving a new LNPA;

•	changes in general valuations for communications and data analytics companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.
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
In addition, our certificate of incorporation and bylaws used to provide for a classified Board of Directors, which will be phased out beginning with the annual meeting of stockholders in 2017 and will no longer be in effect at the time of our annual meeting of stockholders in 2019.
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
Our principal executive offices are located at 21575 Ridgetop Circle, Sterling, Virginia, 20166, and our telephone number at that address is (571) 434-5400. As of December 31, 2015, we leased approximately 640,000 square feet of space, primarily in the United States, and to a lesser extent in Europe, Australia and Colombia, in support of general office and sales operations. We own a 54,000 square foot facility in Englewood, Colorado. As of February 29, 2016, we believe that our facilities have sufficient capacity to meet the current and projected needs of our business. We periodically evaluate the adequacy of existing facilities and the availability of additional facilities, and we believe that additional or alternative space, if needed, will be available as needed in the future on commercially reasonable terms. The following table lists our major locations that are primarily used for administrative, sales, marketing, support and research and development operations:

Leased Property Locations	Approximate Square Footage
Sterling, VA, United States	192,000
McLean, VA, United States	44,000
California, United States	241,000
Kentucky, United States	36,000
Illinois, United States	3,500
Utah, United States	8,000
District of Colombia, United States	13,000
New York, United States	29,000
Melbourne, Australia	15,000
Bogotá, Colombia	3,000
Staines, United Kingdom	3,000
Heredia, Costa Rica	13,000
Bangalore, India	14,500
Hyderabad, India	5,000

Owned Property Locations	Approximate Square Footage
Colorado, United States	54,000
Upon expiration of the property leases, we expect to obtain renewals or to lease alternative space. Lease expiration dates range from 2016 through 2023.

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
On July 28, 2015, the IPRS, on behalf of itself and the proposed settlement class, on the one hand, and certain of our senior executive officers on the other hand, entered into a Stipulation and Agreement of Settlement with the Alexandria Division, which sets forth the terms and conditions of the proposed settlement of the claims. The Alexandria Division granted preliminary approval of the settlement on September 22, 2015. The final hearing before the Alexandria Division took place on December 3, 2015 and a Final Order was entered dismissing all claims with prejudice. The settlement amount did not have a material impact to our consolidated financial position and results of operations.
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 27, 2015, approving a recommendation by the NANC for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule concluded on December 17, 2015.  Oral arguments will take place in 2016.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Since June 29, 2005, our Class A common stock has traded on the New York Stock Exchange under the symbol “NSR.” As of February 22, 2016, our Class A common stock was held by 80 stockholders of record. The following table sets forth the per-share range of the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
Fiscal year ended December 31, 2014
First quarter	$49.59	$32.51
Second quarter	$34.38	$24.14
Third quarter	$29.80	$24.74
Fourth quarter	$27.80	$24.35
Fiscal year ended December 31, 2015
First quarter	$28.30	$20.32
Second quarter	$31.40	$24.43
Third quarter	$32.66	$25.35
Fourth quarter	$30.11	$22.35
There is no established public trading market for our Class B common stock. As of February 22, 2016, our Class B common stock was held by 4 stockholders of record.
Dividends
We did not pay any cash dividends on our Class A or Class B common stock in 2014 or 2015 and we do not expect to pay any cash dividends on our common stock for the foreseeable future. Our 2013 Term Facility limits our ability to declare or pay dividends to an amount up to $100 million per year. We currently intend to retain any future earnings to finance our operations and growth. We are limited by Delaware law in the amount of dividends we can pay. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our Board of Directors deems relevant.
Purchases of Equity Securities
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2015	482,589	$27.37	464,037	$48,454,160
November 1 through November 30, 2015	92,277	29.13	92,120	—
December 1 through December 31, 2015	2,507	25.31	—	—
Total	577,373	$27.64	556,157	$—

(1)
The number of shares purchased represents shares of common stock tendered by employees to us to satisfy the employees’ minimum tax withholding obligations arising as a result of vesting of restricted stock grants under our stock incentive plan. We purchased these shares for their fair market value on the vesting date.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 21,216 shares, all of which relate to shares surrendered to us by employees to satisfy the employees’ minimum tax withholding obligations arising as a result of the vesting of restricted stock grants under our incentive stock plans.

(3)
On March 26, 2015, we announced the adoption of a 2015 share repurchase program, which was scheduled to expire on March 25, 2016. The 2015 program authorized the repurchase of up to $150 million of Class A common shares. Under the program, we repurchased 3.8 million shares of our Class A common stock at an average price of $27.65, for a total purchase price of $104.2 million. The program was terminated on November 4, 2015.

Performance Graph
The following chart compares Neustar’s cumulative stockholder return on its common stock over the last five fiscal years compared with $100 invested in the Russell 1000 Index, Russell 2000 Index and the NYSE TMT Index, an Index of Technology, Media and Telecommunications companies, each over that same period. We have moved from the Russell 1000 Index, the index used in previous years, to the Russell 2000. For comparative purposes, both the Russell 1000 and Russell 2000 Indices are reflected in the following chart. We will not include the Russell 1000 Index in next year’s performance graph.
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
The tables below present selected consolidated statements of operations data and selected consolidated balance sheet data for each year in the five year period ended December 31, 2015. The selected consolidated statements of operations data for each of the three years ended December 31, 2013, 2014 and 2015, and the selected consolidated balance sheet data as of December 31, 2014 and 2015, have been derived from, and should be read together with, our audited consolidated financial statements and related notes appearing in this report. The selected consolidated statements of operations data for each of the two years ended December 31, 2011 and 2012, and the selected consolidated balance sheet data as of December 31, 2011, 2012 and 2013, have been derived from our audited consolidated financial statements and related notes not included in this report.
The following information should be read together with, and is qualified in its entirety by reference to, the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our consolidated financial statements and related notes in Item 8 of this report.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$620,455	$831,388	$902,041	$963,588	$1,049,958
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	137,992	185,965	212,572	247,115	286,236
Sales and marketing	109,855	163,729	178,017	198,142	206,292
Research and development	17,509	29,794	27,993	27,739	25,677
General and administrative	96,317	81,797	93,930	104,970	118,648
Depreciation and amortization	46,209	92,955	100,233	117,785	122,691
Restructuring charges	3,549	489	2	6,521	3,858
	411,431	554,729	612,747	702,272	763,402
Income from operations	209,024	276,659	289,294	261,316	286,556
Other (expense) income:
Interest and other expense	(6,279)	(34,155)	(34,527)	(26,218)	(33,578)
Interest and other income	1,966	596	357	445	552
Income from continuing operations before income taxes	204,711	243,100	255,124	235,543	253,530
Provision for income taxes, continuing operations	81,137	87,013	92,372	71,849	78,068
Income from continuing operations	123,574	156,087	162,752	163,694	175,462
Income from discontinued operations, net of tax	37,249	—	—	—	—
Net income	$160,823	$156,087	$162,752	$163,694	$175,462
Basic net income per common share:
Continuing operations	$1.69	$2.34	$2.52	$2.84	$3.21
Discontinued operations	0.51	—	—	—	—
Basic net income per common share	$2.20	$2.34	$2.52	$2.84	$3.21
Diluted net income per common share:
Continuing operations	$1.66	$2.30	$2.46	$2.75	$3.14
Discontinued operations	0.50	—	—	—	—
Diluted net income per common share	$2.16	$2.30	$2.46	$2.75	$3.14
Weighted average common shares outstanding:
Basic	72,974	66,737	64,463	57,647	54,643
Diluted	74,496	67,956	66,108	59,535	55,904

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$132,782	$343,921	$223,309	$326,577	$89,097
Working capital (deficit)	196,442	368,326	264,245	342,700	(81,428)
Goodwill and intangible assets	910,946	860,665	920,102	994,891	1,716,262
Total assets	1,362,608	1,509,635	1,486,813	1,723,290	2,202,247
Deferred revenue, excluding current portion	10,363	9,922	12,061	27,017	22,998
Long-term note payable and capital lease obligations, excluding current portion	569,587	563,348	591,900	765,359	959,340
Total stockholders’ equity	502,634	646,608	589,574	619,483	723,499

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
In 2015, we strengthened our position as a leader in information services through the build-out of our service offerings and acquisitions.  Our information services are predicated on an authoritative identity used to help clients promote and protect their businesses. We continuously strive to improve our authoritative identity. In 2015, we added additional authoritative identity capabilities including mobile advertising identification and attributes such as age, gender and television viewing data. With this foundation, chief marketing officers use our comprehensive suite of services to identify the appropriate audience, activate marketing campaigns, measure campaign performance and conduct full resource allocation planning. Additionally, as a global provider of brand TLDs, companies rely on us to manage their digital presence.
Revenue for the year increased 9.0% to $1.05 billion as compared to $963.6 million in 2014. This increase in revenue was driven by a 19.7% increase in Security Services revenue to $168.0 million as compared to $140.3 million in 2014, a 15.9% increase in Marketing Services revenue to $170.4 million as compared to $147.0 million in 2014, a 6.8% increase in NPAC Services revenue to $507.1 million as compared to $474.8 million in 2014, and a 1.5% increase in Data Services revenue to $204.5 million as compared to $201.4 million in 2014.
On December 9, 2015, we amended our 2013 Credit Facilities and entered into a $350 million incremental term loan facility. The incremental term loan has an annual amortization rate of 40% and matures on January 22, 2018, with our 2013 Credit Facilities. The incremental term loan facility incurs interest at a rate of LIBOR plus 4.00% and the interest on our 2013 Term Facility increased to a rate of LIBOR plus 4.5% in accordance with its terms.
On March 26, 2015, the FCC approved a competitor to serve as the next LNPA and authorized the NAPM to begin contract negotiations with that competitor.  On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule concluded on December 17, 2015. Oral arguments will take place in 2016.
On April 7, 2015, we amended our seven regional contracts with the NAPM. Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million until the termination of these contracts. The contracts will automatically renew on July 3, 2016 for additional one-year terms commencing as of October 1, 2016, unless NAPM provides a notice of non-renewal at least 90 days prior to the end of the then-current term.  Once a notice of non-renewal is provided, NAPM must also provide us with at least 180-days advance notice of its intention to terminate these contracts. We cannot be certain how long we will provide LNPA services. In addition to LNPA services, we will provide certain transition services on a cost-plus basis. On January 27, 2016, the NAPM Transition Oversight Manager published a presentation containing a preliminary overall transition timeline for LNPA services. This preliminary timeline showed the transition period extending through the third quarter of 2017.
Prior to this amendment, we provided LNPA services under our contracts with NAPM for a fixed fee with a 6.5% annual price escalator. This contract was due to expire on June 30, 2015. The 2015 LNPA service fixed fee under the prior contract terms represents the impact of a 6.5% annual escalator on the 2014 LNPA service fixed fee of $465.8 million, resulting in a 2015 LNPA service fixed fee of $496.1 million. Under the April 7, 2015 amendment, the annual LNPA service fixed fee remains the same at $496.1 million for the duration of the amended term of the contracts. As a result, the amendment did not have an impact on our revenue growth rate for the year ended December 31, 2015.
Loss of the NPAC contracts will have a material adverse impact on our future operating results when compared to our current financial profile.  We expect to lose approximately $500 million of annual revenue and this loss will adversely impact our income from operations and operating margin.  Additionally, this loss may have a disproportionate material negative impact on our operating margin because of the largely fixed and shared cost structure that is designed to support all of our services.  As a result of the uncertain contract end date and due to our cost structure, which is organized by function, we are currently analyzing the impact of the termination of the contracts on our income from operations in an effort to quantify such impacts.  Our disclosure will expand as we evaluate the cost structure that will be in place to support our ongoing business or as we learn more about the timing of the NPAC contract termination.
Recent Developments
Management has initiated an organizational review of the business in connection with the integration of our recent acquisitions, the review of our go-to-market strategies and the anticipated loss of our NPAC contracts.  While we perform this review, we will maintain the current operating and reporting structure.
Our Company
We were founded to meet the technical and operational challenges of the communications industry when the U.S. government mandated local number portability in 1996. We provide the authoritative solution that the communications industry relies upon to meet this mandate. Since then, we have grown to offer a broad range of real-time information services, including marketing services, security services, and data services.
Our costs and expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, depreciation and amortization, and restructuring charges.
Cost of revenue includes all direct materials costs, direct labor costs, and indirect costs related to the generation of revenue such as indirect labor, outsourced services, materials and supplies, payment processing fees, and general facilities costs. Our primary cost of revenue is personnel costs associated with service implementation, product maintenance, client deployment and client care, including salaries, stock-based compensation and other personnel-related expense. In addition, cost of revenue also includes costs relating to our information technology and systems department, including data costs, network costs, data center maintenance, database management, data processing costs and general facilities costs. Cost of revenue also includes costs relating to developing modifications and enhancements of our existing technology and services, as well as royalties paid to third parties related to our U.S. Common Short Code services and registry gateway services.
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
Revenue Recognition
We provide wireline and wireless number portability, implement the allocation of pooled blocks of telephone numbers and provide network management services pursuant to seven contracts with NAPM. The aggregate fees for transactions processed under the contracts are determined by an annual fixed-fee pricing model. If actual volume of transactions in a given year is above or below the contractually established volume range for that year, the annual fixed fee may be adjusted up or down, respectively. At each reporting period, we assess the volume of transactions in comparison to the contractually established volume range for that year and determine the probability of an adjustment, either up or down, to the annual fixed fee. If we determine an adjustment is probable and measurable, we record the adjustment to revenue in the reporting period in which our assessment is made. We have not recorded any adjustments to the annual fixed fee since the inception of these contract terms in January 2009.
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
Business Combinations
We make significant estimates, assumptions, and judgments when valuing acquired assets, assumed liabilities, contractual contingencies and contingent consideration in connection with applying the acquisition method of accounting for business combinations. These assumptions and estimates are based on historical experience, market conditions, and information obtained from the management of the acquired company. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected customer retention rates, estimated future cash flows, the appropriate discount rates, and the expected use of the acquired assets and any anticipated cost savings. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. These factors are also considered in determining the useful life of the acquired intangible assets.

Goodwill and Intangible Assets
In accordance with the Intangibles-Goodwill and Other Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, we test our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that indicate an impairment may have occurred.
Our 2015 annual goodwill impairment analysis, which we performed for our single reporting unit as of October 1, 2015, did not result in an impairment charge. We compared our enterprise value to our reporting unit carrying value as of October 1, 2015. As a result of this analysis, we determined that the estimated fair value of our reporting unit was substantially in excess of the carrying value. We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable; however, there are a number of factors, including factors outside of our control, such as stock price volatility, that could cause actual results to differ from our estimates.
The fair value of our goodwill and intangible assets could be impacted by future adverse changes including, but not limited to: (a) a significant adverse change in the business climate; (b) a substantial decline in our market capitalization, (c) an adverse action or assessment by a regulator; (d) unanticipated competition and loss of customer contracts; (e) loss of key personnel; or (f) a realignment of our resources or restructuring in response to changes to industry and market conditions. Future adverse changes could cause the fair value of our reporting unit or intangible assets to fall below their respective carrying values, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance could cause us to have more than one operating segment or reporting unit and require a reallocation and impairment analysis of our goodwill and intangible assets under a new organizational structure.
An impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. As of December 31, 2015, we had $1.19 billion of goodwill and $529.3 million of intangible assets.
Accounts Receivable, Revenue Recovery Collections, and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with our contracts with NAPM, we bill a revenue recovery collections fee, or RRC fee, equal to a percentage of monthly billings to our clients. The aggregate RRC fees collected may be used to offset uncollectible receivables from an individual client. On August 1, 2015, the RRC rate was increased from to 0.50% to 0.75% and remained at that level through December 31, 2015. Any accrued RRC fees in excess of uncollectible receivables are paid back to the clients annually on a pro rata basis. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are appropriately reserved.
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

We file income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject. During 2015, the IRS completed an examination of the Company’s federal income tax return for the years ended 2009 through 2012. The audit resulted in no adjustments. The IRS has initiated an examination of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company. We do not currently believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.
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
During 2015, we revised our estimate of achievement of the performance target for the 2015 performance year, resulting in an increase in stock-based compensation expense of $3.8 million (see Note 12 to our Consolidated Financial Statements in Item 8 of Part II of this report).

Consolidated Results of Operations
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2015
The following table presents an overview of our results of operations for the years ended December 31, 2014 and 2015.

	Years Ended December 31,
	2014	2015	2014 vs. 2015
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue	$963,588	$1,049,958	$86,370	9.0%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	247,115	286,236	39,121	15.8%
Sales and marketing	198,142	206,292	8,150	4.1%
Research and development	27,739	25,677	(2,062)	(7.4)%
General and administrative	104,970	118,648	13,678	13.0%
Depreciation and amortization	117,785	122,691	4,906	4.2%
Restructuring charges	6,521	3,858	(2,663)	(40.8)%
	702,272	763,402	61,130	8.7%
Income from operations	261,316	286,556	25,240	9.7%
Other (expense) income:
Interest and other expense	(26,218)	(33,578)	(7,360)	28.1%
Interest income	445	552	107	24.0%
Income before income taxes	235,543	253,530	17,987	7.6%
Provision for income taxes	71,849	78,068	6,219	8.7%
Net income	$163,694	$175,462	$11,768	7.2%

Net income per share:
Basic	$2.84	$3.21
Diluted	$2.75	$3.14
Weighted average common shares outstanding:
Basic	57,647	54,643
Diluted	59,535	55,904
Revenue
Revenue. Revenue increased $86.4 million driven by strong demand for our Security and Marketing Services and a $32.3 million increase in revenue from NPAC Services. Security Services revenue increased $27.7 million driven by an increase in revenue of $18.9 million from domain name registries and an increase in revenue of $8.8 million driven by demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by the addition of new top-level domains, of which $7.3 million is due to the acquisition of Bombora in July 2015 and $5.2 million to the incremental revenue from the acquisition of .CO Internet in April 2014. Revenue from our Marketing Services increased $23.4 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their products and services including $2.7 million from the acquisition of MarketShare in December 2015. Data Services revenue increased $3.0 million. In particular, revenue from user authentication and rights management services increased $7.3 million, including $6.3 million of revenue due to the recognition of deferred revenue upon the expiration of our contract to serve as the registry operator for U.S. Common Short Codes. In addition, revenue from caller identification services increased $5.0 million, of which $2.1 million was due to the acquisition of the caller authentication assets from TNS. These increases were partially offset by a decrease of $9.3 million in revenue from carrier provisioning services driven by the completion of client projects and consolidation of the customer base.

Expense
Cost of revenue.  Cost of revenue increased $39.1 million due to an increase of $17.3 million in costs related to our information technology and systems, an increase of $15.1 million in personnel and personnel-related expense, an increase of $5.8 million in royalty costs, and an increase of $0.9 million in contractor costs incurred to support business operations. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, and maintenance costs. Personnel and personnel-related expense increased due to headcount growth from acquisitions and to support our business growth. Of the total increase in royalty costs, $5.5 million was driven by the recognition of deferred costs upon the expiration of our contract to serve as the registry operator for U.S. Common Short Codes.
Sales and marketing.  Sales and marketing expense increased $8.2 million due to an increase of $6.4 million in personnel and personnel-related expense, an increase of $2.9 million in advertising and marketing costs, partially offset by a decrease of $1.1 million in maintenance and general facilities costs. The increase in advertising and marketing costs was driven by an increase of $7.1 million in costs associated with advertising campaigns to drive brand awareness and other professional fees, partially offset by a decrease of $4.2 million in costs associated with NPAC-related campaigns.
Research and development.  Research and development expense decreased $2.1 million due to a decrease of $1.6 million in personnel and personnel-related expense and a decrease of $0.5 million in maintenance and general facilities costs.
General and administrative.  General and administrative expense increased $13.7 million due to an increase of $14.5 million in professional fees, an increase of $2.0 million in maintenance and other administrative costs, partially offset by a decrease of $2.8 million in personnel and personnel-related expense. The increase in professional fees was driven by an increase in costs of $10.9 million incurred to pursue new business opportunities and an increase in costs of $3.6 million incurred to support corporate initiatives.
Depreciation and amortization.  Depreciation and amortization expense increased $4.9 million due to an increase of $4.3 million in amortization expense related to acquired intangible assets. In addition, depreciation expense increased $0.6 million.
Restructuring charges.  Restructuring expense decreased $2.7 million. Restructuring charges recorded during 2014 were related to our 2014 restructuring program, which aligned our resources to serve our clients more effectively. The plan was completed as of December 31, 2014. Restructuring charges recorded during 2015 were related to our 2015 restructuring program, which was implemented in the fourth quarter to create greater efficiencies.
Interest and other expense.  Interest and other expense increased $7.4 million due to a $3.3 million loss on debt modification and extinguishment, recorded in the fourth quarter of 2015 and incurred in connection with the 2015 Incremental Term Facility, and an increase of $2.2 million foreign currency transaction losses. In addition, interest expense increased $3.4 million driven by additional borrowings under the 2015 Incremental Term Facility and an increase in the interest rate under our 2013 Term Facility. The increase in interest and other expense was partially offset by a net decrease of $1.5 million in losses on asset disposals.
Interest income.  Interest income for the year ended December 31, 2015 was comparable to that recorded for the year ended December 31, 2014.
Provision for income taxes.  Our effective tax rate for the year ended December 31, 2015 increased to 30.8% from 30.5% for the year ended December 31, 2014, primarily due to a discrete benefit for our domestic production activities deduction recorded during the year ended December 31, 2014, which was not applicable for the year ended December 31, 2015. Excluding discrete tax items, our annual effective tax rate was approximately 35.4% and 35.7% for the years ended December 31, 2015 and 2014, respectively.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2014
The following table presents an overview of our results of operations for the years ended December 31, 2013 and 2014.

	Years Ended December 31,
	2013	2014	2013 vs. 2014
	$	$	$ Change	% Change
	(in thousands, except per share data)
Revenue	$902,041	$963,588	$61,547	6.8%
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	212,572	247,115	34,543	16.3%
Sales and marketing	178,017	198,142	20,125	11.3%
Research and development	27,993	27,739	(254)	(0.9)%
General and administrative	93,930	104,970	11,040	11.8%
Depreciation and amortization	100,233	117,785	17,552	17.5%
Restructuring charges	2	6,521	6,519	325,950.0%
	612,747	702,272	89,525	14.6%
Income from operations	289,294	261,316	(27,978)	(9.7)%
Other (expense) income:
Interest and other expense	(34,527)	(26,218)	8,309	(24.1)%
Interest income	357	445	88	24.6%
Income before income taxes	255,124	235,543	(19,581)	(7.7)%
Provision for income taxes	92,372	71,849	(20,523)	(22.2)%
Net income	$162,752	$163,694	$942	0.6%

Net income per share:
Basic	$2.52	$2.84
Diluted	$2.46	$2.75
Weighted average common shares outstanding:
Basic	64,463	57,647
Diluted	66,108	59,535
Revenue
Revenue. Revenue increased $61.5 million driven by strong demand for our Security and Marketing Services and a $28.4 million increase in revenue from NPAC Services. Security Services revenue increased $26.8 million driven by an increase in revenue of $16.3 million from domain name registries and an increase in demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by .CO Internet, which contributed $12.6 million since we acquired this entity in 2014. Revenue from our Marketing Services increased $20.8 million driven by increased demand for our services that help clients make informed and high impact decisions to promote their businesses. Data Services revenue decreased $14.5 million driven by a total decrease of $16.2 million in revenue due to contractual changes in caller identification services, partially offset by an increase of $6.9 million in revenue from carrier provisioning services. The remaining decrease in Data Services revenue was driven by lower revenue from common short codes and user authentication and rights management services.
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
Interest income.  Interest income for the year ended December 31, 2014 was comparable to that recorded for the year ended December 31, 2013.
Provision for income taxes.  Our effective tax rate for the year ended December 31, 2014 decreased to 30.5% from 36.2% for the year ended December 31, 2013. During 2014, we recorded $12.2 million of discrete items primarily associated with a change in estimate of our domestic production activities deduction for the years 2009 through 2013 and recognition of unrecorded tax benefits upon the completion of an IRS audit for the year ended December 31, 2009. During 2013, we recorded $4.8 million of discrete tax benefits primarily due to research tax credits and a worthless stock deduction. Excluding discrete tax items, our effective tax rates were approximately 38.1% and 35.7% for the years ended December 31, 2013 and 2014, respectively. This decrease was driven by our domestic production activities deduction.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by our financing and operating activities. Our principal uses of cash have been to fund acquisitions, share repurchases, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for debt service requirements and capital expenditures.
Total cash and cash equivalents were $89.1 million at December 31, 2015, a decrease of $237.5 million from $326.6 million at December 31, 2014. This decrease in cash and cash equivalents was due to cash used for acquisitions and share repurchases, partially offset by cash provided by operations and cash proceeds from borrowings under our 2015 Incremental Term Facility.
We believe that our existing cash and cash equivalents, cash from operations and available borrowings under our credit facilities will be sufficient to fund our operations for the next twelve months.
Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, on January 22, 2013, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. On December 9, 2015, we amended our 2013 Credit Facilities to provide for an $350 million incremental term loan, or the 2015 Incremental Term Facility. For further discussion of this debt, see Note 7 to our Consolidated Financial Statements in Item 8 of Part II of this report.

Discussion of Cash Flows
2015 compared to 2014
Cash flows from operations
Net cash provided by operating activities for the year ended December 31, 2015 was $355.3 million, as compared to $319.7 million for year ended December 31 2014. This $35.7 million increase in net cash provided by operating activities was the result of an increase in net income of $11.8 million, an increase in net changes in operating assets and liabilities of $24.1 million and a decrease in non-cash adjustments of $0.2 million.
Non-cash adjustments decreased $0.2 million primarily due to a decrease of $23.6 million in stock-based compensation and a net decrease of $1.7 million in loss (gain) on asset disposals. These decreases of $25.3 million were partially offset by an increase of $12.4 million in deferred income taxes, an increase of $4.9 million in depreciation and amortization expense, a loss on debt modification and extinguishment of $3.3 million recorded in the fourth quarter related to our 2015 Incremental term Facility, an increase of $2.4 million in the provision for doubtful accounts, a decrease of $1.1 million in tax benefit from equity awards, and an increase of $1.0 million in amortization of deferred financing costs and original issue discount on debt.
Net changes in operating assets and liabilities increased $24.1 million primarily due to an increase of $50.9 million in accounts payable and accrued expenses, an increase of $6.5 million in income taxes, an increase of $4.3 million in other assets and an increase of $2.5 million in deferred costs. These total increases of $64.2 million in net changes in operating assets and liabilities were partially offset by a decrease of $14.2 million in other liabilities, a decrease of $12.8 million in prepaid expenses and other current assets, a decrease of $9.0 million in deferred revenue, a decrease of $3.1 million in accounts and unbilled receivables and a decrease of $1.0 million in notes receivable.
Cash flows from investing
Net cash used in investing activities for the year ended December 31, 2015 was $790.4 million, as compared to $180.9 million for year ended December 31, 2014. This $609.6 million increase in net cash used in investing activities was due to an increase of $637.6 million in cash used for acquisitions, partially offset by a decrease of $28.0 million in cash used for purchases of property and equipment.
Cash flows from financing
Net cash provided by financing activities was $196.8 million for the year ended December 31, 2015, as compared to net cash used of $33.6 million for the year ended December 31, 2014. This $230.4 million increase in net cash provided by financing activities was primarily the result of net proceeds of $149.7 million from the 2015 Incremental Term Facility and a $84.1 million decrease in cash used for share repurchases and for the net down of employee shares. These total net increases in cash provided by financing activities of $233.8 million were partially offset by a decrease of $1.1 million in tax benefit from equity awards, a decrease of $1.1 million in cash proceeds from the issuance of stock, an increase of $0.8 million in cash used in principal repayments on capital lease obligations, and an increase of $0.3 million in restricted cash.
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
Contractual Obligations
Our principal commitments consist of obligations under our Senior Notes, Amended 2013 Credit Facilities, and leases for office space, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$6,948	$5,079	$1,869	$—	$—
Operating lease obligations	142,751	21,276	41,339	38,809	41,327
2013 Term Facility(1)	330,812	23,033	307,779	—	—
Senior Notes(1)	395,325	13,500	27,000	27,000	327,825
2013 Revolving Facility(1)	182,310	3,647	178,663	—	—
2015 Incremental Term Facility(1)	370,987	153,556	217,431	—	—
Total	$1,429,133	$220,091	$774,081	$65,809	$369,152

(1)
Interest expense related to the 2013 Term Facility has been calculated using a rate of 4.9%. Interest expense related to the Senior Notes has been calculated using a fixed 4.5% interest rate. Interest expense related to the 2013 Revolving Facility has been calculated using a rate of 4.0%. Interest expense related to the 2015 Incremental Term Facility has been calculated using a rate of 4.4%.

Some of our commercial commitments are secured by standby letters of credit. The following is a summary of our commercial commitments secured by standby letters of credit by commitment date as of December 31, 2015:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Standby letters of credit	$18,370	$17,699	$35	$636	$—
The amounts presented in the tables above may not necessarily reflect our actual future cash funding requirements because the actual timing of the future payments made may vary from the stated contractual obligation. As of December 31, 2015, we had $7.5 million of unrecognized tax benefits recorded in other long-term liabilities along with interest and penalties accrued thereon and $38.7 million of long-term deferred tax liabilities. Due to the uncertainty with respect to the timing of payments in individual years in connection with these tax liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, we have not included these amounts in the contractual obligations table above. See Note 11 to the consolidated financial statements in Item 8 of Part II of this report for a discussion on income taxes.
Effect of Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended December 31, 2013, 2014 and 2015.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2014 and 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our Amended 2013 Credit Facilities and foreign currency fluctuations.
As of December 31, 2015, borrowings under our Amended 2013 Credit Facilities were approximately $825.6 million. A hypothetical change in interest rates by 100 basis points would not have a material impact on our financial position.
We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell services. As of December 31, 2015, our assets and liabilities related to non-dollar denominated currencies were primarily related to intercompany payables and receivables. An increase or decrease of 10% in foreign exchange rate would not have a material impact on our financial position.
Because our sales and expense are primarily denominated in local currency, the impact of foreign currency fluctuations on sales and expenses has not been material, and we do not employ measures intended to manage foreign exchange rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
We have audited the accompanying consolidated balance sheets of NeuStar, Inc. as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeuStar, Inc. at December 31, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NeuStar, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 29, 2016

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$326,577	$89,097
Restricted cash	2,191	2,363
Accounts receivable, net of allowance for doubtful accounts of $3,154 and $4,512, respectively	155,086	167,593
Unbilled receivables	13,084	17,712
Prepaid expenses and other current assets	21,112	30,216
Deferred costs	6,951	6,676
Income taxes receivable	15,956	5,883
Deferred income tax assets	10,380	—
Total current assets	551,337	319,540
Property and equipment, net	161,604	147,764
Goodwill	692,269	1,186,983
Intangible assets, net	302,622	529,279
Other assets, long-term	15,458	18,681
Total assets	$1,723,290	$2,202,247

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,439	$28,392
Accrued expenses	94,771	134,632
Deferred revenue	73,908	91,006
Notes payable	4,692	131,272
Capital lease obligations	3,702	4,791
Other liabilities	23,125	10,875
Total current liabilities	208,637	400,968
Deferred revenue, long-term	27,017	22,998
Notes payable, long-term	759,780	957,509
Capital lease obligations, long-term	5,579	1,831
Deferred income tax liabilities, long-term	49,111	38,701
Other liabilities, long-term	53,683	56,741
Total liabilities	1,103,807	1,478,748
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2015	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,917,293 and 80,233,896 shares issued; and 55,080,441 and 53,516,287 outstanding at December 31, 2014 and 2015, respectively	81	80
Class B common stock, par value $0.001; 100,000,000 shares authorized; 3,082 and 2,270 shares issued and outstanding at December 31, 2014 and 2015, respectively	—	—
Additional paid-in capital	674,385	729,273
Treasury stock, 25,836,852 and 26,717,609 shares at December 31, 2014 and 2015, respectively, at cost	(898,520)	(920,439)
Accumulated other comprehensive loss	(1,645)	(1,904)
Retained earnings	845,182	916,489
Total stockholders’ equity	619,483	723,499
Total liabilities and stockholders’ equity	$1,723,290	$2,202,247

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015
Revenue	$902,041	$963,588	$1,049,958
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	212,572	247,115	286,236
Sales and marketing	178,017	198,142	206,292
Research and development	27,993	27,739	25,677
General and administrative	93,930	104,970	118,648
Depreciation and amortization	100,233	117,785	122,691
Restructuring charges	2	6,521	3,858
	612,747	702,272	763,402
Income from operations	289,294	261,316	286,556
Other (expense) income:
Interest and other expense	(34,527)	(26,218)	(33,578)
Interest income	357	445	552
Income before income taxes	255,124	235,543	253,530
Provision for income taxes	92,372	71,849	78,068
Net income	$162,752	$163,694	$175,462

Net income per common share:
Basic	$2.52	$2.84	$3.21
Diluted	$2.46	$2.75	$3.14
Weighted average common shares outstanding:
Basic	64,463	57,647	54,643
Diluted	66,108	59,535	55,904

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Net income	$162,752	$163,694	$175,462
Other comprehensive (loss) income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized (losses) gains, net of tax of $(73), $72 and $(37) respectively	(112)	112	(58)
Reclassification for gains included in net income, net of tax of $(28), $(17) and $(39) respectively	(44)	(26)	(62)
Net change in unrealized (losses) gains on investments, net of tax	(156)	86	(120)
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax of $(70) and $(765) and $(1,118) respectively	126	(1,219)	(1,696)
Reclassification adjustment included in net income, net of tax of $0, $183 and $991 respectively	—	285	1,557
Foreign currency translation adjustment, net of tax	126	(934)	(139)
Other comprehensive loss, net of tax	(30)	(848)	(259)
Comprehensive income	$162,722	$162,846	$175,203

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	85,959	$86	3	$—	$532,743	$(604,042)	$(767)	$718,588	$646,608
Issuance of shares from employee equity plans	1,189	1	—	—	21,145	2,540	—	—	23,686
Stock-based compensation expense	—	—	—	—	40,606	—	—	—	40,606
Replacement equity awards in business acquisition	—	—	—	—	924	—	—	—	924
Common stock repurchase	—	—	—	—	—	(285,277)	—	—	(285,277)
Common stock received for tax withholding	—	—	—	—	—	(7,073)	—	—	(7,073)
Net excess tax benefit from stock option exercises	—	—	—	—	7,378	—	—	—	7,378
Net income	—	—	—	—	—	—	—	162,752	162,752
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Balance at December 31, 2013	87,148	87	3	—	602,796	(893,852)	(797)	881,340	589,574
Issuance of shares from employee equity plans	832	1	—	—	5,893	5,100	—	—	10,994
Stock-based compensation expense	—	—	—	—	64,379	—	—	—	64,379
Common stock repurchase	(7,063)	(7)	—	—	—	—	—	(199,852)	(199,859)
Common stock received for tax withholding	—	—	—	—	—	(9,768)	—	—	(9,768)
Net excess tax benefit from stock option exercises	—	—	—	—	1,317	—	—	—	1,317
Net income	—	—	—	—	—	—	—	163,694	163,694
Other comprehensive loss	—	—	—	—	—	—	(848)	—	(848)
Balance at December 31, 2014	80,917	81	3	—	674,385	(898,520)	(1,645)	845,182	619,483
Issuance of shares from employee equity plans	2,511	2	—	—	10,425	5,055	—	—	15,482
Issuance of shares for business acquisitions	572	1	—	—	13,331	—	—	—	13,332
Stock-based compensation expense	—	—	—	—	40,810	—	—	—	40,810
Conversion of Class B common stock to Class A common stock	1	—	(1)	—	—	—	—	—	—
Common stock repurchase	(3,767)	(4)	—	—	—	—	—	(104,155)	(104,159)
Common stock received for tax withholding	—	—	—	—	—	(26,974)	—	—	(26,974)
Net excess tax benefit (shortfall) from stock option exercises	—	—	—	—	(9,678)	—	—	—	(9,678)
Net income	—	—	—	—	—	—	—	175,462	175,462
Other comprehensive loss	—	—	—	—	—	—	(259)	—	(259)
Balance at December 31, 2015	80,234	$80	2	$—	$729,273	$(920,439)	$(1,904)	$916,489	$723,499

See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Operating activities:
Net income	$162,752	$163,694	$175,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,233	117,785	122,691
Stock-based compensation	40,606	64,379	40,810
Loss on debt modification and extinguishment	10,886	—	3,326
Amortization of deferred financing costs and original issue discount on debt	3,397	3,385	4,380
Tax benefit from equity awards	(7,876)	(1,495)	(361)
Deferred income taxes	(17,423)	(34,668)	(22,265)
Provision for doubtful accounts	6,174	7,015	9,399
Amortization of bond premium	123	—	—
Loss (gain) on disposal of assets	—	1,057	(678)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,418)	(8,973)	(11,197)
Unbilled receivables	(3,759)	(1,865)	(2,757)
Notes receivable	2,740	1,008	—
Prepaid expenses and other current assets	(3,853)	8,100	(4,716)
Deferred costs	1,200	377	2,875
Income taxes	7,131	(7,485)	(989)
Other assets	(3,456)	(3,907)	402
Other liabilities	1,567	13,533	(666)
Accounts payable and accrued expenses	12,117	(6,051)	44,860
Deferred revenue	2,716	3,773	(5,237)
Net cash provided by operating activities	287,857	319,662	355,339
Investing activities:
Purchases of property and equipment	(53,239)	(60,161)	(32,137)
Sales and maturities of investments	3,543	—	—
Businesses acquired, net of cash acquired	(105,419)	(120,698)	(758,295)
Net cash used in investing activities	(155,115)	(180,859)	(790,432)
Financing activities:
Decrease (increase) in restricted cash	685	130	(172)
Proceeds from note payable	624,244	175,000	350,000
Extinguishment of note payable	(592,500)	—	—
Payments under notes payable obligations	(8,126)	(8,125)	(8,125)
Principal repayments on capital lease obligations	(1,686)	(3,466)	(4,306)
Debt issuance costs	(11,410)	—	(25,274)
Proceeds from issuance of stock	23,686	10,994	9,915
Tax benefit from equity awards	7,876	1,495	361
Repurchase of restricted stock awards and common stock	(292,350)	(209,627)	(125,563)
Net cash (used in) provided by financing activities	(249,581)	(33,599)	196,836
Effect of foreign exchange rates on cash and cash equivalents	(107)	(1,936)	777
Net (decrease) increase in cash and cash equivalents	(116,946)	103,268	(237,480)
Cash and cash equivalents at beginning of year	340,255	223,309	326,577
Cash and cash equivalents at end of year	$223,309	$326,577	$89,097
Supplemental cash flow information:
Cash paid for interest	$14,700	$15,846	$16,878
Cash paid for income taxes	$100,125	$107,231	$108,290
Non-cash investing activities:
Property and equipment acquired under capital leases	$3,496	$8,460	$683
Accounts payable incurred to purchase property and equipment	$1,884	$1,842	$4,468
Non-cash equity awards in business acquisition	$924	$—	$—
See accompanying notes.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) offers authoritative, hard-to-replicate data sets and proprietary analytics that provide insights to help clients promote and protect their businesses. The Company’s proprietary, cloud-based platforms and differentiated data sets offer informative, real-time analytics, which enable clients to make actionable, data-driven decisions. The Company provides chief marketing officers a comprehensive suite of services to plan their media spend, identify and locate desired customers, invest effectively in marketing campaigns, deliver relevant offers and measure the performance of these activities. Security professionals use the Company’s solutions to maximize web performance and protect against malicious attacks. The Company enables the exchange of essential operating information across multiple carriers to provision and manage services, assisting clients with fast and accurate order processing and immediate routing of customer inquiries. The Company provides communications service providers in the United States critical infrastructure that enables the dynamic routing of calls and text messages.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation. The Company does not have any variable interest entities.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; identification and valuation of acquired intangibles; and recoverability of goodwill. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
Fair Value of Financial Instruments
Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1. Observable inputs, such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its $325 million senior secured term loan facility (2013 Term Facility) and $350 million incremental term loan facility (2015 Incremental Term Facility) using pricing service quotations as quoted by Bloomberg (Level 2) (see Note 7). The Company believes the carrying value of its revolving credit facility (2013 Revolving Facility) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2) (see Note 7). The Company determines the fair value of its $300 million aggregate principal amount of 4.50% senior notes due 2013 (Senior Notes) using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 7).

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2014		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$326,577	$326,577	$89,097	$89,097
2013 Term Facility (including current portion, net of discount)	308,290	289,794	300,328	296,013
2013 Revolving Facility	175,000	175,000	175,000	175,000
2015 Incremental Term Facility (including current portion, net of discount)	—	—	337,947	341,326
Senior Notes (including current portion)	300,000	255,750	300,000	249,000
Cash and Cash Equivalents
The Company considers all highly liquid investments, which are investments that are readily convertible into cash and have original maturities of three months or less at the time of purchase, to be cash equivalents.
Restricted Cash
As of December 31, 2014 and 2015, cash of $2.2 million and $2.4 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
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
Accounts Receivable, Revenue Recovery Collections and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. In accordance with the Company’s contracts with NAPM, the Company bills a RRC fee to offset uncollectible receivables from any individual client. The RRC fee is based on a percentage of monthly billings. On July 1, 2013 the RRC fee was reduced from 0.65% to 0.50% and remained at that level through July 31, 2015. On August 1, 2015, the RRC fee was increased to 0.75%. The RRC fees are recorded as an accrued expense when collected. If the RRC fee is insufficient, the uncollectible amounts can be recovered from the clients. Any accrued RRC fees in excess of uncollectible receivables are paid back to the clients annually on a pro rata basis. RRC fees of $2.5 million and $3.2 million are included in accrued expenses as of December 31, 2014 and 2015, respectively. All other receivables related to services not covered by the RRC fees are evaluated and, if deemed not collectible, are reserved. The Company recorded an allowance for doubtful accounts of $3.2 million and $4.5 million as of December 31, 2014 and 2015, respectively. Bad debt expense amounted to $6.2 million, $7.0 million and $9.4 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Deferred Financing Costs
Direct and incremental costs related to the issuance of debt are capitalized as deferred financing costs and are reported as a reduction to notes payable on the Company’s consolidated balance sheets. The Company amortizes deferred financing costs using the effective-interest method and records such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense.

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
The Company capitalizes software development and acquisition costs in accordance with the Intangibles — Goodwill and Other, Internal-Use Software Topic of the FASB ASC, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. Costs incurred to develop the internal-use software are capitalized, while costs incurred for planning the project and for post-implementation training and maintenance are expensed as incurred. The capitalized costs of purchased technology and software development are amortized using the straight-line method over an estimated useful life of three to five years. During the years ended December 31, 2014 and 2015, the Company capitalized costs related to internal use software of $23.1 million and $21.3 million, respectively. Amortization expense related to internal use software for the years ended December 31, 2013, 2014 and 2015 was $29.7 million, $29.4 million and $25.3 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations.
Segment Reporting
Operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. As of December 31, 2015, the Company’s organizational structure and internal financial reporting was aligned by functional area to reflect the manner in which the CODM allocates resources and assesses performance. This alignment by functional area resulted in a single operating segment and single reporting unit.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other identifiable intangible assets. In accordance with the Intangibles — Goodwill and Other Topic of the FASB ASC, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually and upon the occurrence of events or changes in circumstances that would reduce the fair value of such assets below their carrying amount. For the purposes of the Company’s annual impairment tests completed on October 1, 2014 and October 1, 2015, the Company identified and assigned goodwill to one reporting unit (see Note 4).
Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of a reporting unit’s net assets, including assigned goodwill, to the book value of its net assets, including assigned goodwill. For the Company’s impairment analysis completed as of October 1, 2014 and October 1, 2015, the fair value of the single reporting unit was based upon the Company’s enterprise value, which was substantially in excess of the carrying value. If the fair value of the reporting unit is greater than its net book value, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s net book value, the Company performs a second step to measure the amount of the impairment, if any. The second step is to compare the book value of the reporting unit’s assigned goodwill to the implied fair value of the reporting unit’s goodwill, using a theoretical purchase price allocation. If the carrying value of goodwill exceeds the implied fair value, an impairment has occurred and the Company is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. There were no goodwill impairment charges recognized during the years ended December 31, 2013, 2014 and 2015.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Intangible Assets
Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. There were no intangible asset impairment charges recognized during the years ended December 31, 2013, 2014 and 2015.
The Company’s identifiable intangible assets are amortized as follows:

	Years	Method
Acquired technologies	3 – 8	Straight-line
Client lists and relationships	3 – 13	Straight-line
Trade names and trademarks	3	Straight-line
Non-compete agreement	3	Straight-line
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
For revenue arrangements with separate deliverables, the consideration is allocated based on the relative selling price for each deliverable. The selling price for each contract deliverable can be established based on vendor specific objective evidence (VSOE) or if VSOE is not available, third-party evidence (TPE) is used. An estimate of selling price (ESP) is used if neither VSOE nor TPE is available. VSOE, when determinable, is established based on the Company’s pricing for the specific service sold separately. In determining whether VSOE exists, the Company utilizes a bell-shape curve approach. This approach drives the requirement for a substantial majority of actual selling prices for a service to fall within a narrow range of the median pricing.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under its seven contracts with NAPM, the Company provides number portability administration center services. As discussed below under the heading “Revenue Recognition - Significant Contracts,” the Company determined the fixed and determinable fee on an annual basis and recognized such fee on a straight-line basis over twelve months.
The Company also generates revenue from its telephone number administration services under two government contracts: North American Numbering Plan Administrator (NANPA) and National Pooling Administrator (NPA). Under its NANPA contract, the Company earns a fixed annual fee and recognizes this fee as revenue on a straight-line basis as services are provided. Under its NPA contract, the Company earns a fixed fee associated with administration of the pooling system. The Company recognizes revenue for this contract on a straight-line basis over the term of the contract.
Professional Services
The Company’s professional services revenue is comprised of fees for consulting services that support a client’s pre- and post- implementation activities, including plan and design, optimization, support and training services. Consulting services may be provided on a stand-alone basis or bundled within a multiple element arrangement. For consulting services provided on a stand-alone basis, revenue is recognized as services are performed. For consulting services bundled within a multiple element arrangement, the services are evaluated for separability by determining if they have stand-alone value to the client. The selling price for the consulting services is established using the VSOE, TPE, ESP hierarchy. For consulting services with no stand-alone value, the contract fee allocated to the consulting services is combined with the consideration from the undelivered elements in the arrangement and recognized as revenue when all other revenue recognition criteria have been met.
Significant Contracts
The Company provides number portability administration center (NPAC) services (NPAC Services), which include wireline and wireless number portability, implementation of the allocation of pooled blocks of telephone numbers and network management services in the United States pursuant to seven contracts with NAPM, an industry group that represents all telecommunications service providers in the United States. The aggregate fees for transactions processed under these contracts are determined by an annual fixed-fee pricing model under which the annual fixed fee (Base Fee) was set at $437.4 million, $465.8 million and $496.1 million in 2013, 2014 and 2015, respectively. In the event that the volume of transactions in a given year is above or below the contractually established volume range for that year, the Base Fee may be adjusted up or down, respectively, with any such adjustment being applied against invoices in the following year. The Company determines the fixed and determinable fee under these contracts on an annual basis at the beginning of each year and recognizes this fee on a straight-line basis over twelve months.
The total amount of revenue derived under the Company’s contracts with NAPM, which is comprised of fees for NPAC Services, connection service fees related to the Company’s NPAC Services and fees for system enhancements, was approximately $446.4 million, $474.8 million and $507.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.
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
On April 7, 2015, the Company amended its seven regional contracts with NAPM. Under the amendment contracts, the Company will provide Local Number Portability Administrator (LNPA) services for an annual fixed fee of $496.1 million until the termination of these contracts.  The contracts will automatically renew on July 3, 2016 for additional one-year terms commencing as of October 1, 2016 unless NAPM provides a notice of non-renewal at least 90 days prior to the end of the then-current term.  Once a notice of non-renewal is provided, NAPM must also provide the Company with at least 180 days advance notice of its intention to terminate the contracts.
Loss of the NPAC contracts will have a material adverse impact on the Company’s future operating results when compared to its current financial profile.  The Company expects to lose approximately $500 million of annual revenue and this loss will adversely impact its income from operations and operating margin.  Additionally, this loss may have a disproportionate material negative impact on the Company’s operating margin because of the largely fixed and shared cost structure that is designed to support all of the Company’s services.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred costs represent direct labor related to professional services incurred for the setup and implementation of contracts. These costs are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs also include royalties paid related to the Company’s U.S. common short code services and registry gateway services, which are recognized in cost of revenue on a straight-line basis over the contract term. Deferred costs are classified as such on the consolidated balance sheets.
Research and Development
The Company expenses its research and development costs as they are incurred. Research and development expense consists primarily of personnel costs, including salaries, stock-based compensation and other personnel-related expense, consulting fees, and the costs of facilities and computer and support services used in service and technology development.
Advertising
The Company expenses advertising costs as they are incurred. Advertising expense was approximately $15.4 million, $17.8 million and $15.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of the Compensation — Stock Compensation Topic of the FASB ASC. The Company estimates the value of stock option awards and awards under the Company’s employee stock purchase plan using the Black-Scholes option-pricing model. The fair value of restricted stock units is measured by reference to the closing market price of the Company’s common stock price on the date of grant. For stock-based awards subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period. The Company presents benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow.
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

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Comprehensive Income
Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, and foreign currency translation adjustments in other comprehensive income (loss) in the consolidated statements of comprehensive income. Comprehensive income was approximately $162.7 million, $162.8 million and $175.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Recent Accounting Pronouncements - Effective
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Adoption prior to that date is permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 in the fourth quarter of 2015. The Company’s adoption of ASU 2015-03 resulted in a balance sheet reclassification to present deferred financing costs of $18.8 million as a deduction from the carrying value of the debt as of December 31, 2014 (see Note 7).
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 on a prospective basis in the fourth quarter of 2015. Prior periods were not retrospectively adjusted.
Recent Accounting Pronouncements - Not Yet Effective
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the standard, with earlier application permitted for financial statements that have not been issued. The Company does not expect that the adoption of this ASU will have a significant impact its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
3.    ACQUISITIONS
The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of the assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s expected use of the asset and the appropriate discount rates from a market participant’s perspective. The Company’s estimates are based on historical experience and information obtained from the management of the acquired company and are determined with assistance from an independent third-party. The Company’s significant assumptions and estimates made in connection with the application of the acquisition method of accounting for business combinations include the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates and estimated replacement costs.
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
Of the total preliminary purchase price of $114.8 million, which reflected initial estimates of .CO Internet’s closing date working capital, the Company recorded $85.1 million of definite-lived intangible assets and $36.3 million of goodwill. During 2014, the Company adjusted the amounts recorded as preliminary purchase price and goodwill based upon the finalization of the acquired company’s working capital as of the closing. As of December 31, 2014, the adjusted preliminary purchase price was $115.1 million and the adjusted goodwill balance recorded in connection with the transaction was $36.6 million. As of December 31, 2014, the preliminary purchase price was pending the finalization of the valuation of acquired deferred income

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax assets and assumed income and non-income based tax liabilities. As of December 31, 2015, the adjusted purchase price was $118.1 million and the adjusted goodwill balance was $39.6 million. The consolidated balance sheet as of December 31, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments. The goodwill is expected to be deductible for tax purposes.  During 2014, the Company recorded $2.1 million of acquisition costs in general and administrative expense related to this transaction.
Goodwill represents the excess of the .CO Internet purchase price over the estimated fair value of the net assets acquired. The opportunity to gain .CO Internet’s innovative domain marketing capabilities and to expand the Company’s registry services, among other factors, were the reasons for the establishment of the purchase price, resulting in the recognition of goodwill.
Bombora Acquisition
On July 30, 2015, the Company acquired Bombora Technologies Pty Ltd (Bombora). Bombora is the registry services provider for the “.au” top-level domain and many other top-level domains. This acquisition expanded the Company’s registry services, which includes the .biz, .us and .co top-level domains. Total consideration for this purchase, which was subject to certain customary working capital adjustments, included cash consideration of $87.4 million, of which $55.5 million was paid to the sellers at closing and $31.9 million was deposited into escrow pending the satisfaction of certain performance obligations. The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC.
The total preliminary purchase price was $91.8 million, consisting of cash consideration of $87.4 million and contingent consideration of $4.4 million, which is the estimated fair value of such consideration as of the acquisition date. During 2015, the Company adjusted the amounts recorded as preliminary purchase price and goodwill based upon the finalization of the acquired company’s working capital and the valuation of certain acquired deferred income tax assets as of closing. As of December 31, 2015, the adjusted preliminary purchase price was $87.7 million.
As of December 31, 2015, of the total preliminary purchase price of $87.7 million, the Company recorded $44.9 million of definite-lived intangible assets, $65.7 million of goodwill, and $22.9 million of net liabilities. The definite-lived intangible assets consist of $37.8 million of client relationships and $7.1 million of acquired technology. The Company is amortizing client relationships on a straight-line basis over an estimated useful life of 5 to 13 years. Acquired technology is being amortized on a straight-line basis over an estimated useful life of 3 to 5 years. The allocation of the purchase price is preliminary pending the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The goodwill is not expected to be deductible for tax purposes. During the year ended December 31, 2015, the Company recorded $2.0 million of acquisition costs in general and administrative expense related to this transaction.
Goodwill represents the excess of the Bombora preliminary purchase price over the estimated fair value of the net assets acquired. This acquisition further positions the Company as a leader in launching and operating top-level-domains. The opportunity to expand the Company’s registry services, among other factors, were the reasons for the establishment of the purchase price, resulting in the recognition of goodwill.
MarketShare Acquisition
On December 9, 2015, the Company completed its acquisition of MarketShare Partners, LLC (MarketShare), a marketing analytics technology provider to major brands. The acquisition of MarketShare expands the Company’s marketing services by creating a complete data-driven solution to Chief Marking Officers (CMOs) as they plan, optimize and allocate their entire marketing budget and resources across all channels.  The combination of the Company’s leadership in authoritative identity, audience targeting and segmentation as well as real-time media measurement, together with MarketShare’s expertise in predictive analytics, enables the Company to provide a single solution that solves CMOs’ critical resource allocation challenges. CMOs are able to look across their entire business, from campaign planning to execution, online to offline, to get a complete, accurate reading of what is driving their sales and effectively allocate their resources across all sales channels as well as media platforms.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC and revenue of $2.7 million and operating expense of $5.2 million has been included in the Company’s consolidated statement of operations since the date of acquisition.
The total preliminary purchase price was $442.4 million, consisting of cash consideration of $429.1 million and non-cash consideration of $13.3 million paid in shares of NeuStar Class A Common Stock, which shares are subject to certain transfer

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restrictions. Of the total cash consideration, $53.7 million was deposited in escrow, of which $45.0 million will be available to satisfy indemnification claims (Indemnity Escrow) and $5.8 million will be available to holders of unvested MarketShare equity awards in the event such holders’ employment is terminated without cause within the first six months following December 9, 2015 (Equity Escrow). An additional $2.5 million and $0.4 million of the purchase consideration was deposited into separate escrow accounts and will be available to fund purchase price adjustments required under the purchase agreement and to reimburse certain costs and expenses of the stockholder representative, respectively. During the year ended December 31, 2015, the Company recorded $8.7 million of acquisition costs in general and administrative expense related to this acquisition.
Under the acquisition method of accounting, the total preliminary purchase price was allocated to MarketShare’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of December 9, 2015. The allocation of the preliminary purchase price is pending the finalization of the acquired company’s working capital as of the closing date and the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assuming liabilities (in thousands):

Cash and cash equivalents	$7,504
Accounts receivable	9,280
Prepaids and other assets	6,343
Accounts payable and accrued expenses	(8,292)
Deferred revenue	(2,062)
Deferred tax liability	(10,862)
Net tangible assets acquired	1,911
Customer relationships	30,000
Acquired identified technology	100,000
Goodwill	310,529
Total preliminary purchase price allocation	$442,440
The Company allocated $130.0 million of the total preliminary purchase price to definite-lived intangible assets acquired, consisting of customers relationships and acquired technology. Customer relationships represent agreements with existing customers. The Company utilized a replacement cost and lost profits methodology to estimate the fair value the customer relationships. Under this method, the Company’s significant assumptions and estimates included costs associated with recreating the customer relationship, and the revenue projected to be lost while the customer relationships are recreated. The value of customer relationships will be amortized on a straight-line basis over the estimated useful life of 10 years.
Acquired technology represents technology that had reached technological feasibility and for which development has been completed as of the date of the acquisition. The Company utilized the excess earnings methodology, a variation of the income approach, to estimate the fair value of the acquired technology. Under this method, the Company’s significant assumptions and estimates included projected revenue, an obsolescence factor, contributory asset charge, discount rate and tax amortization benefit. The value of the acquired technology will be amortized on a straight-line basis over the estimated useful life of 8 years.
Goodwill represents the excess of the MarketShare preliminary purchase price over the estimated fair value of the net assets acquired. With this acquisition, the Company has the ability to provide CMOs a comprehensive suite of services to plan their media spend, identify and locate desired customers, invest in the right marketing campaigns, deliver relevant offers and measure the performance of these activities. The opportunity to offer this comprehensive suite of services, among other factors, were the reasons for the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. As of December 31, 2015, of the total goodwill balance of $310.5 million, approximately $201.2 million is expected to be deductible for tax purposes.
The total preliminary purchase price included non-cash consideration of $13.3 million in shares of NeuStar Class A Common Stock. The fair value of the Neustar Class A Common Stock was determined using Neustar’s closing stock price of $23.31 as reported on the New York Stock Exchange on December 9, 2015, the date of the acquisition.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information for the MarketShare Acquisition
The following unaudited pro forma financial information summarizes the Company’s results of operations for the period indicated as if the Company’s acquisition of MarketShare had been completed as of the beginning of the earliest period presented. These pro forma amounts (unaudited and in thousands) are not indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information for all periods presented also includes the effect of related financing, amortization expense from the acquired intangible assets, adjustments to interest expense and related tax effects.

	Year Ended December 31,
	2014	2015
Pro forma revenue	$1,010,647	$1,101,391
Pro forma income from operations	$227,435	$262,512
Pro forma net income	$115,287	$124,145
Caller Authentication Assets Acquisition
On December 18, 2015, the Company acquired caller authentication assets from Transaction Network Services, Inc. for approximately $220.0 million in cash. The acquisition of these assets accelerates the Company’s ability to launch next generation mobile identity solutions for service providers, businesses and consumers. These mobile identity solutions include subscriber data storage and management, caller identification and verification services. Total consideration for this purchase, which is subject to certain customary working capital adjustments, included cash consideration of $220.0 million, of which $22.0 million was deposited into escrow to satisfy post-closing indemnification claims. The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC.
As of December 31, 2015, of the total preliminary purchase price of $220.0 million, the Company recorded $111.9 million of definite-lived intangible assets, $108.0 million of goodwill and $0.1 million of net assets. The definite-lived intangible assets consist of $98.0 million of client relationships and $13.9 million of acquired technology. The Company is amortizing client relationships on a straight-line basis over an estimated useful life of 10 years. Acquired technology is being amortized on a straight-line basis over an estimated useful life of 5 years. The allocation of the purchase price is preliminary pending the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The goodwill is expected to be deductible for tax purposes. During the year ended December 31, 2015, the Company recorded $1.8 million of acquisition costs in general and administrative expense related to this transaction.
Goodwill represents the excess of the preliminary purchase price of the caller authentication assets over the estimated fair value of the net assets acquired. With this acquisition, the Company has enhanced its position in the caller authentication market that includes subscriber data storage, database management, caller identification and verification services. The opportunity to expand the Company’s caller authentication services, among other factors, were the reasons for the establishment of the purchase price, resulting in the recognition of goodwill.
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill as of December 31, 2014 is as follows (in thousands):

	December 31, 2013(1)	Acquisitions(2)	Adjustments	December 31, 2014(1)
Gross goodwill	$736,414	$43,981	$2,476	$782,871
Accumulated impairments	(93,602)	—	—	(93,602)
Net goodwill	$642,812	$43,981	$2,476	$689,269
(1) Balance as originally reported prior to the reflection of measurement period adjustments.
(2) See Note 3 for a discussion of acquisitions.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s goodwill as of December 31, 2015 is as follows (in thousands):

	December 31, 2014(1)	Acquisitions(2)	Adjustments	Disposals(3)	Foreign Currency Translation	December 31, 2015
Gross goodwill	$782,871	$500,534	$(1,149)	$(1,236)	$(435)	$1,280,585
Accumulated impairments	(93,602)	—	—	—	—	(93,602)
Net goodwill	$689,269	$500,534	$(1,149)	$(1,236)	$(435)	$1,186,983
(1) Balance as originally reported prior to the reflection of measurement period adjustments.
(2) See Note 3 for a discussion of acquisitions.
(3) Reflects the goodwill associated with the Company’s sale of certain Data Services assets and liabilities used to deliver lawful intercept services.
The Company’s 2014 and 2015 annual goodwill impairment analysis was performed as of October 1 in each respective year and did not result in an impairment charge.
As of the date of the Company’s 2015 annual impairment test, the estimated fair value for the Company’s reporting unit was substantially in excess of the carrying value. The Company believes that the assumptions and estimates used to determine the estimated fair value of its reporting unit are reasonable; however, there are a number of factors, including factors outside of the Company’s control, such as stock price volatility, that could cause actual results to differ from the Company’s estimates. Such differences may be material. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.
Any changes to the Company’s key assumptions about its business and its prospects, or changes in market conditions, could cause the fair value of its reporting unit to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in the Company’s organizational structure or how the Company’s management allocates resources and assesses performance could result in a change of its operating segments or reporting units, requiring a reallocation and an interim impairment analysis of goodwill. A goodwill impairment charge could have a material effect on the Company’s consolidated financial statements because of the significance of goodwill to its consolidated balance sheet.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,		Weighted- Average Amortization Period (in years)
	2014	2015
Intangible assets:
Client lists and relationships	$409,638	$578,085	8.9
Accumulated amortization	(151,017)	(196,806)
Client lists and relationships, net	258,621	381,279

Acquired technology	91,959	214,212	6.3
Accumulated amortization	(48,248)	(66,335)
Acquired technology, net	43,711	147,877

Trade name	8,030	8,030	3.0
Accumulated amortization	(7,785)	(7,919)
Trade name, net	245	111

Non-compete agreement	100	100	3.0
Accumulated amortization	(55)	(88)
Non-compete agreement, net	45	12
Intangible assets, net	$302,622	$529,279
During the years ended December 31, 2014 and 2015, the Company acquired the following intangible assets (in thousands) (see Note 3).

	For the Year Ended December 31,
	2014	2015
Intangible assets acquired:
Client lists and relationships	$86,100	$171,267
Acquired technology	4,900	122,300
Total intangible assets acquired	$91,000	$293,567
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $50.5 million, $62.3 million and $66.6 million for the years ended December 31, 2013, 2014 and 2015, respectively. Amortization expense related to intangible assets for the years ended December 31, 2016, 2017, 2018, 2019, 2020 and thereafter is expected to be approximately $95.4 million, $86.8 million, $84.1 million, $72.7 million, $43.7 million and $146.6 million, respectively. Intangible assets as of December 31, 2015 will be fully amortized during the year ended December 31, 2028.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2014	2015
Computer hardware	$148,974	$163,087
Equipment	3,472	3,811
Furniture and fixtures	13,973	14,213
Leasehold improvements	66,306	68,117
Construction in-progress	7,060	4,455
Capitalized software	188,927	195,022
Building	4,072	4,072
Land	271	271
	433,055	453,048
Accumulated depreciation and amortization	(271,451)	(305,284)
Property and equipment, net	$161,604	$147,764
The Company entered into capital lease obligations of $8.5 million and $0.7 million during the years ended December 31, 2014 and 2015, respectively, primarily for computer hardware. As of December 31, 2014 and 2015, unamortized capitalized software costs were $39.3 million and $37.6 million, respectively. Amortization expense of assets recorded under capital leases is included in depreciation and amortization expense.
Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013, 2014 and 2015 was $49.7 million, $52.7 million and $56.1 million, respectively. Amortization of capitalized software costs for the years ended December 31, 2013, 2014 and 2015 was $29.7 million, $29.4 million and $25.3 million, respectively.
6.    ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2015
Accrued compensation	$58,814	$84,757
RRC reserve	2,496	3,159
Accrued interest	6,212	7,190
Other	27,249	39,526
Total	$94,771	$134,632

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31,
	2014	2015
2013 Term Facility (net of discount)	$308,290	$300,328
2013 Term Facility deferred financing fees	(2,599)	(1,683)
2013 Revolving Facility	175,000	175,000
2013 Revolving deferred financing fees	(3,226)	(2,162)
Senior Notes	300,000	300,000
Senior Notes deferred financing fees	(12,993)	(11,637)
2015 Incremental Term Facility (net of discount)	—	337,947
2015 Incremental Term Facility deferred financing fees	—	(9,012)
Total	764,472	1,088,781
Less: current portion, net of discount	(4,692)	(131,272)
Long-term portion	$759,780	$957,509
Credit Facilities and Senior Notes
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
On December 9, 2015, the Company amended its 2013 Credit Facilities to provide for (i) the permissibility of an incremental term facility under the Company’s existing 2013 Credit Agreement (the 2013 Credit Agreement), (ii) the addition of a senior secured leverage financial maintenance covenant; (iii) streamlined conditions for the incurrence of an incremental term facility to be used for a permitted acquisition; (iv) a required escrow and prepayment (such prepayment to be for the benefit of the incremental facility lenders) by the Company under certain specified circumstances; and (v) certain tax related changes favorable to the Company to the terms of the 2013 Credit Agreement and related security agreement.
On December 9, 2015, the Company borrowed $350 million (the 2015 Incremental Term Facility, and together with the 2013 Term Facility and the 2013 Revolving Facility, the Amended 2013 Credit Facilities). The proceeds of the 2015 Incremental Term Facility were used to consummate the acquisition of MarketShare and to pay related fees and expenses.
The Amended 2013 Credit Facilities include: (1) the 2013 Term Facility; (2) the 2013 Revolving Facility, and (3) the 2015 Incremental Term Facility. In addition, under the Amended 2013 Credit Facilities, the Company has available the potential for additional incremental loan facilities in an amount such that after giving effect to the incurrence of any such incremental loans, either (a) the aggregate amount of incremental loans (including the 2015 Incremental Term Facility) loans does not exceed $400 million or (b) the Consolidated Secured Leverage Ratio (as defined in the Amended 2013 Credit Facilities) on a pro forma basis after giving effect to any such increase would not exceed 2.50 to 1.00. The 2013 Term Facility, 2013 Revolving Facility and 2015 Incremental Term Facility mature on January 22, 2018. As of December 31, 2015, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $8.2 million, exclusive of outstanding letters of credit totaling $16.8 million.
Principal payments under the 2013 Term Facility of $2.0 million are due on the last day of each fiscal quarter beginning on March 31, 2013 and ending on December 31, 2017. The remaining 2013 Term Facility principal balance of $284.4 million is due in full on January 22, 2018, subject to early mandatory prepayments. The outstanding borrowings under the 2013 Revolving Facility of $175.0 million are due in full on January 22, 2018. Principal payments under the 2015 Incremental Term Facility of approximately $25.0 million are due on the last day of the last month of each of the two first fiscal quarters within each year beginning on March 31, 2016 and principal payments of approximately $45.0 million are due on the last day of the last month of each of the last two fiscal quarters within each year. The remaining 2015 Incremental Term Facility principal balance of $70.0 million is due in full on January 22, 2018.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015 Incremental Term Facility (i) was issued with a Eurodollar rate margin of 4.00% and a corresponding base rate margin of 3.00%, (ii) was issued with 400 basis points of original issue discount and additional customary fees, and (iii) has an annual amortization percentage of 40% of the aggregate principal amount with quarterly amortization percentages of 7.1%, 7.1%, 12.9%, and 12.9% for the first, second, third, and fourth quarters respectively. Pursuant to the provisions of the 2013 Credit Agreement, the Eurodollar rate margin on the existing term loans under the 2013 Credit Agreement was increased as a result of the pricing on the 2015 Incremental Term Facility to 4.50%, with a corresponding base rate margin of 3.25%. The amortization schedule for the existing term loans under the 2013 Credit Agreement remained unchanged at 2.5% per annum.
The Company may voluntarily prepay the borrowings under the Amended 2013 Credit Facilities at any time in minimum amounts of $1 million or an integral multiple of $500,000 in excess thereof. The Amended 2013 Credit Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, insurance receipts, and dispositions. The Amended 2013 Credit Facilities also contain certain events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding may, at the option of the required lenders, accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken.
As of December 31, 2014 and 2015, deferred financing costs and loan origination fees related to the 2013 Credit Facilities and Amended 2013 Credit Facilities were $6.3 million and $25.2 million, respectively. Total amortization expense of the deferred financing costs and loan origination fees was $2.0 million, $2.1 million and $3.0 million for the years ended December 31, 2013, 2014 and 2015, respectively, and is reported as interest expense in the consolidated statements of operations.
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
Interest is payable on the Senior Notes semi-annually in arrears at an annual rate of 4.50%, on January 15 and July 15 of each year, beginning on July 15, 2013. The Senior Notes will mature on January 15, 2023. Interest accrues from January 22, 2013. As of December 31, 2014 and 2015, accrued interest under the Senior Notes was $6.2 million and $6.2 million, respectively. At December 31, 2015, the estimated fair value of the Senior Notes was $249.0 million and was determined using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2 inputs).
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
As of December 31, 2014 and 2015, deferred financing costs related to the Senior Notes were $13.0 million and $11.6 million, respectively. Total amortization expense of the deferred financing costs was $1.2 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2014 and 2015, respectively, and is reported as interest expense in the consolidated statements of operations.
Future Principal Payments
Future principal payments under the Amended 2013 Credit Facilities and the Senior Notes as of December 31, 2015, are as follows (in thousands):

2016	$148,125
2017	148,125
2018	529,375
2019	—
2020	—
Thereafter	300,000
Total future principal payments	$1,125,625
Debt Refinancing costs
On January 22, 2013, the Company used the proceeds received from the 2013 Term Facility and Senior Notes to repay outstanding principal borrowings of $592.5 million (the “refinanced debt”). Certain investors in the refinanced debt reinvested in either or both of the 2013 Credit Facilities and Senior Notes and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors in the refinanced debt either did not invest in the 2013 Credit Facilities or Senior Notes or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, during the first quarter of 2013, the Company recorded $10.9 million in interest and other expense, comprised of $9.4 million in loss on debt extinguishment and $1.5 million in debt modification expense, in connection with this refinancing event.
On December 9, 2015, the Company amended its 2013 Credit Facilities to include the 2015 Incremental Term Facility. Certain investors in the 2013 Credit Facilities reinvested in the 2015 Incremental Term Facility and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors in the 2013 Credit Facilities either did not invest in the 2015 Incremental Term Facility or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. In applying debt modification accounting, the Company recorded $3.3 million in interest and other expense, comprised of $2.5 million in loss on debt extinguishment and $0.8 million in debt modification expense, in connection with this refinancing event.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    COMMITMENTS AND CONTINGENCIES
Capital Leases
The following is a schedule of future minimum lease payments due under capital lease obligations as of December 31, 2015 (in thousands):

2016	$5,079
2017	1,869
Total minimum lease payments	6,948
Less: amounts representing interest	(326)
Present value of minimum lease payments	6,622
Less: current portion	(4,791)
Capital lease obligation, long-term	$1,831
The following assets are capitalized under capital leases at the end of each period presented (in thousands):

	December 31,
	2014	2015
Equipment and hardware	$44,350	$44,984
Furniture and fixtures	1,005	1,053
Subtotal	45,355	46,037
Less: accumulated amortization	(35,192)	(38,713)
Net assets under capital leases	$10,163	$7,324
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
Future minimum lease payments under noncancelable operating leases as of December 31, 2015, are as follows (in thousands):

2016	$21,276
2017	21,130
2018	20,209
2019	19,989
2020	18,820
Thereafter	41,327
$142,751
Future minimum sublease receipts under noncancelable operating leases for the years ended December 31, 2016, 2017, and 2018, are expected to be approximately $6.3 million, $0.5 million, and $0.4 million, respectively.
Rent expense was $12.6 million, $14.1 million, and $11.5 million for the years ended December 31, 2013, 2014 and 2015, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies
On July 15, 2014, the Oklahoma Firefighters Pension and Retirement System (OFPRS), individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the Eastern District of Virginia, Alexandria Division, or the Alexandria Division, against the Company and certain of its senior executive officers.  The OFPRS complaint asserted claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of those who purchased the Company’s securities between April 19, 2013 and June 6, 2014, inclusive, and sought unspecified compensatory damages, costs and expenses, including attorneys’ and experts’ fees, and injunctive relief.
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
On July 28, 2015, the IPRS, on behalf of itself and the proposed settlement class, on the one hand, and certain of the Company’s senior executive officers on the other hand, entered into a Stipulation and Agreement of Settlement with the Alexandria Division, which sets forth the terms and conditions of the proposed settlement of the claims. The Alexandria Division granted preliminary approval of the settlement on September 22, 2015. The final hearing before the Alexandria Division took place on December 3, 2015 and a Final Order was entered dismissing all claims with prejudice. The settlement amount did not have a material impact to the Company’s consolidated financial position and results of operations.
9.    RESTRUCTURING CHARGES
2014 Restructuring Plan
In the fourth quarter of 2013, the Company aligned its teams into a functional organization. This initiative continued into 2014 with the alignment of the sales and marketing teams into key industry verticals to serve the Company’s clients more effectively. Under this plan, the Company recorded restructuring charges of $6.5 million for the year ended December 31, 2014. As of December 31, 2014 the plan was complete and no further charges are expected.
2015 Restructuring Plan
In the fourth quarter of 2015, the Company initiated a restructuring program to create greater efficiencies. The Company recorded restructuring charges of $3.9 million for the year ended December 31, 2015 in connection with this plan. As of December 31, 2015, the plan was complete and no further charges are expected.
Summary of Accrued Restructuring Plans
Accrued restructuring costs are recorded in other current liabilities presented in the Company’s consolidated balance sheets. The additions and adjustments to the accrued restructuring liability related to the Company’s restructuring plans as described above for the year ended December 31, 2015 are as follows (in thousands):

	December 31, 2014	Additional Costs	Cash Payments	December 31, 2015
2014 Restructuring Plan:
Severance and severance-related costs	$374	$—	$(374)	$—
Lease and facility exit costs	136	—	(136)	—
2015 Restructuring Plan:
Severance and severance-related costs	—	3,858	(499)	3,359
Total restructuring	$510	$3,858	$(1,009)	$3,359

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Year Ended December 31,
	2013	2014	2015
Interest and other expense:
Interest expense	$23,907	$24,864	$28,209
Loss on debt modification and extinguishment	10,886	—	3,326
(Gain) loss on asset disposals	(236)	1,302	(193)
Foreign currency transaction (gain) loss	(179)	104	2,236
Other	149	(52)	—
Total interest and other expense	$34,527	$26,218	$33,578
Interest expense includes the amortization of loan origination fees and deferred financing costs related to the Company’s 2013 Credit Facilities and the Company’s 2015 Incremental Term Loan (see Note 7).
11.    INCOME TAXES
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Domestic	$252,001	$233,274	$249,851
Foreign	3,123	2,269	3,679
Income before provision for income taxes	$255,124	$235,543	$253,530
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current:
Federal	$90,636	$84,553	$77,941
State	17,249	16,559	14,153
Foreign	1,910	5,405	8,655
Total current	109,795	106,517	100,749
Deferred:
Federal	(13,775)	(29,039)	(17,163)
State	(3,611)	(5,653)	(2,646)
Foreign	(37)	24	(2,872)
Total deferred	(17,423)	(34,668)	(22,681)
Total provision for income taxes	$92,372	$71,849	$78,068

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	Year Ended December 31,
	2013	2014	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes (net of federal benefit)	4.0	3.8	3.5
Domestic production activities deduction	(1.2)	(6.5)	(3.8)
Settlements and statute expirations	—	—	(3.6)
Other	(1.6)	(1.4)	(0.3)
Change in valuation allowance	—	(0.4)	—
Effective tax rate	36.2%	30.5%	30.8%
During 2014, the Company recorded $12.2 million of discrete tax benefits primarily associated with a change in estimate of its domestic production activities deduction for the years 2009 through 2013. During 2015, the Company recorded $11.6 million of discrete tax benefits primarily associated with the recognition of unrecorded tax benefits upon the completion of an Internal Revenue Service audit of the Company’s federal income tax returns for the years ended December 31, 2009 through December 31, 2012.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company realized certain tax benefits attributable to stock-based compensation, of which the excess tax benefit over the amount recorded for financial reporting purposes was $7.9 million and $1.5 million for the years ended December 31, 2013 and 2014, respectively, and has been recorded as an increase to additional paid-in capital. For the year ended December 31, 2015, the Company had a tax shortfall of $9.2 million which was recorded as a decrease to additional paid-in capital. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2014	2015
Deferred tax assets:
Domestic NOL carryforwards	$24,230	$27,041
Foreign NOL carryforwards	4,052	6,557
Deferred revenue	4,993	15,519
Accrued compensation	6,063	5,832
Stock-based compensation expense	40,418	23,964
Foreign currency translation adjustments	—	1,122
Deferred rent	11,423	9,489
Basis differences in notes payable	—	6,213
Other	5,247	7,803
Total deferred tax assets	96,426	103,540
Valuation allowance	(4,584)	(8,552)
Total deferred tax assets, net	91,842	94,988
Deferred tax liabilities:
Unbilled receivables	(5,108)	(6,842)
Depreciation and amortization	(46,988)	(41,931)
Identifiable intangible assets	(70,471)	(81,851)
Deferred costs	(3,335)	(3,065)
Other	(4,671)	—
Total deferred tax liabilities	(130,573)	(133,689)
Net deferred tax liabilities	$(38,731)	$(38,701)
As of December 31, 2015, the Company had U.S. net operating loss carryforwards for federal tax purposes of approximately $69.6 million which expire, if unused, in various years from 2020 to 2035. As of December 31, 2015, the Company had $29.1 million of net operating losses that are ultimately available for carryforward indefinitely under U.K. tax law and the Company has a full valuation allowance against its deferred tax asset associated with its U.K. net operating loss carryforwards. As of December 31, 2015, the Company had other foreign net operating loss carryforwards of approximately $3.7 million, of which $2.6 million can be carried forward indefinitely under current local tax laws and $1.1 million which expire, if unused, in years beginning 2016.
As of December 31, 2015, the amount of earnings from foreign subsidiaries that the Company considers indefinitely reinvested and for which deferred taxes have not been provided was approximately $2.9 million. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2015, the Company had unrecognized tax benefits of $13.6 million and $7.5 million, respectively, of which $12.8 million and $6.9 million, respectively, would affect the Company’s effective tax rate if recognized. The net change in the liability for unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2013	$4,403
Increase related to current year tax positions	1,748
Increase related to prior year tax positions	766
Reductions due to lapse in statutes of limitations	(100)
Settlements	—
Balance at December 31, 2013	6,817
Increase related to current year tax positions	3,116
Increase related to prior year tax positions	4,939
Reductions due to lapse in statutes of limitations	(1,190)
Settlements	(78)
Balance at December 31, 2014	13,604
Increase related to current year tax positions	1,742
Increase related to prior year tax positions	282
Positions assumed in acquisitions	1,368
Reductions due to lapse in statutes of limitations	(115)
Settlements	(9,374)
Balance at December 31, 2015	$7,507
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2013 and 2014, potential interest and penalties were insignificant. During the year ended December 31, 2015, the Company recognized potential interest and penalties of $2.3 million, including interest and penalties related to uncertain tax positions of acquired companies.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. During 2015, the IRS completed an examination of the Company’s federal income tax return for the years ended December 31, 2009 through December 31, 2012. The audit resulted in no adjustments. The IRS has initiated an examination of the 2010 federal income tax return of Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company. Management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.7 million over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.
12.    STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.001 par value per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the rights, preferences, privileges, qualifications, limitations and restrictions of the shares of each wholly unissued series. As of December 31, 2014 and 2015, there are no shares of preferred stock issued or outstanding.
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
Stock-Based Compensation
The Company maintains six compensation plans: the NeuStar, Inc. 1999 Equity Incentive Plan (1999 Plan); the NeuStar, Inc. 2005 Stock Incentive Plan (2005 Plan); the Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan (2009 Plan); the Targus Information Corporation Amended and Restated 2004 Stock Incentive Plan (TARGUSinfo Plan); the AMACAI Information Corporation 2004 Stock Incentive Plan (AMACAI Plan) (collectively, the Plans), and the Neustar, Inc. Employee Stock Purchase Plan (ESPP). The Company may grant to its directors, employees and consultants awards under the 2009 Plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance vested restricted stock units (PVRSUs) and other stock-based awards. As of December 31, 2015, a total of 3,885,907 shares were available for grant or award under the 2009 Plan.
The Company’s ESPP permits employees to purchase shares of common stock at a 15% discount from the market price of the stock at the beginning or at the end of a six-month purchase period, whichever is less. The six-month purchase periods begin on May 1 and November 1 each year. During the year ended December 31, 2015, the Company issued 127,618 shares under the ESPP. As of December 31, 2015, a total of 277,564 shares were available to be issued under the ESPP.
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
The Company has granted and may in the future grant restricted stock to directors, employees and consultants. The Board of Directors or Compensation Committee of the Board of Directors determines the vesting schedule of the restricted stock, with a maximum vesting period of ten years. Restricted stock granted generally vests in equal annual installments over a three to four-year term.
Stock-based compensation expense recognized for the years ended December 31, 2013, 2014 and 2015 was $44.2 million, $64.4 million, and $41.0 million, respectively. As of December 31, 2015, total unrecognized compensation expense was estimated at $47.7 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years. Total unrecognized compensation expense as of December 31, 2015 is estimated based on outstanding non-vested stock options, non-vested restricted stock units and non-vested PVRSUs. Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The weighted-average grant date fair value of options granted during the year ended December 31, 2014 was $5.70. No options were granted during the years ended December 31, 2013 and 2015. The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31, 2014, and a discussion of the Company’s assumptions.

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
The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,296,040	$24.81
Options granted	—	—
Options exercised	(896,168)	24.35
Options forfeited	(362,754)	26.57
Outstanding at December 31, 2013	2,037,118	24.70
Options granted	580,000	26.44
Options exercised	(332,142)	22.87
Options forfeited	(241,071)	26.90
Outstanding at December 31, 2014	2,043,905	$25.23
Options granted	—	—
Options exercised	(503,053)	25.01
Options forfeited	(183,948)	29.74
Outstanding at December 31, 2015	1,356,904	$24.70	$1.7	2.9
Exercisable at December 31, 2015	1,066,900	$24.23	$1.7	2.2
Exercisable at December 31, 2014	1,424,154	$24.67	$4.5	2.2
Exercisable at December 31, 2013	1,362,624	$24.13	$35.1	2.9

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2014 and 2015 was $21.3 million, $2.6 million, and $1.7 million, respectively.
The following table summarizes information regarding options outstanding at December 31, 2015:

	Options Outstanding		Weighted- Average Remaining Contractual Life (in years)	Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Weighted- Average Exercise Price		Number of Options Exercisable	Weighted- Average Exercise Price
$9.10 – $12.10	3,739	$10.40	0.63	3,739	$10.40
$12.11 – $15.50	107,503	15.39	0.15	107,503	15.39
$15.51 – $18.10	22,050	17.28	0.91	22,050	17.28
$18.11 – $21.10	60,164	19.14	1.83	60,164	19.14
$21.11 – $24.10	222,410	22.79	1.11	222,410	22.79
$24.11 – $26.97	873,961	26.45	3.83	583,957	26.45
$30.14 – $32.02	67,077	31.51	2.84	67,077	31.51
	1,356,904	$24.70	2.90	1,066,900	$24.23
Restricted Stock Awards
The following table summarizes the Company’s non-vested restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	305,390	$25.93
Restricted stock granted	—	—
Restricted stock vested	(112,177)	25.39
Restricted stock forfeited	(38,441)	26.27
Outstanding at December 31, 2013	154,772	26.24
Restricted stock granted	—	—
Restricted stock vested	(102,775)	25.92
Restricted stock forfeited	(12,803)	25.76
Outstanding at December 31, 2014	39,194	27.21
Restricted stock granted	—	—
Restricted stock vested	(34,269)	26.57
Restricted stock forfeited	(4,925)	31.64
Outstanding at December 31, 2015	—	$—	$—
The total aggregate intrinsic value of restricted stock vested during the years ended December 31, 2013, 2014 and 2015 was approximately $5.1 million, $3.4 million and $1.0 million, respectively. During the years ended December 31, 2013, 2014 and 2015, the Company repurchased 41,042, 38,852 and 13,207 shares of common stock, respectively, for an aggregate purchase price of $1.9 million, $1.3 million and $0.4 million, respectively, pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Performance Vested Restricted Stock Units
During 2012, the Company issued awards of PVRSUs to eligible employees under a 2012 long-term incentive plan. These awards were multi-year grants, structurally different than previous awards, and specifically designed to motivate employees to execute the Company’s transformation strategy to become a global leader in information services. The structure of these awards is described in more detail below under 2012 Long-Term Incentive Program. In addition to the issuance of awards under the 2012 long-term incentive plan, the Company issued awards to eligible new and existing employees in each of 2013, 2014 and 2015. The structure of these awards is further described below under Long-Term Incentive Program.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Long-Term Incentive Program
For executive management, the awarded PVRSUs are subject to five one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which begins on January 1, 2016 and ends on December 31, 2016. Each executive is eligible to earn up to 150% of one-fifth of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For non-executive management, the PVRSUs awarded are subject to three one-year performance periods, the first of which began on January 1, 2012 and ended December 31, 2012 and the last of which began on January 1, 2014 and ended on December 31, 2014. Each non-executive was eligible to earn up to 150% of one-third of the award with respect to each annual performance period subject to the achievement of the respective performance goals for each one-year performance period. For both executive and non-executive management, the performance goals for each of the 2012, 2013 and 2014 performance periods were: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. For executive management, the performance goals for the 2015 performance period were: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance period will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of such period.
Subject to each participant’s continued service and to certain other terms and conditions, the portion of the award earned (a) by executive management with respect to the first three performance periods vested on January 1, 2015, and the portion of the award earned with respect to the fourth performance period vested on January 1, 2016, and the portion of the award, if any, earned with respect to the final performance period will vest on January 1, 2017; and (b) by non-executive management with respect to all three performance periods, 75% of the earned amount vested on the first business day of 2015, and the remaining 25% of the earned amount vested on the first business day of 2016. Compensation expense related to these awards is recognized over the requisite service period based on the Company’s estimate of the achievement of the performance target and the length of the vesting period.
Long-Term Incentive Program
The awarded PVRSUs are subject to three one-year performance periods. Each participant is eligible to earn up to 150% of one-third of the award with respect to each annual performance period, subject to the achievement of the respective performance goals for each one-year performance period. The performance goals for each of the 2013, 2014 and 2015 performance periods were: (i) Non-NPAC Revenue, (ii) Total Revenue, and (iii) Adjusted Net Income. The performance goals for the future one-year performance periods will consist of financial measures, weights and payouts to be established no later than 90 days after the beginning of each such period.
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
Non-Vested PVRSU Activity
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. The Company recognizes the estimated fair value of PVRSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon the Company’s determination of the level of achievement of the performance target. As of December 31, 2015, the level of achievement of the performance target awards for PVRSUs’ 2013, 2014 and 2015 performance years was 111.2%, 123.5% and 130.9%, respectively.
During 2015, the Company revised its estimate of the level of achievement of the performance target awards for the PVRSUs performance year of 2014 from 100% of target to reflect the final achievement of 130.9% of target. The Company’s consolidated net income for the year ended December 31, 2015 was $175.5 million and diluted earnings per share was $3.14 per share. If the Company had continued to use the previous estimate of the level of achievement of 100% of the performance target for the PVRSUs performance year of 2015, the as adjusted net income for the year ended December 31, 2015 would have been approximately $178.1 million and the as adjusted diluted earnings per share would have been approximately $3.19 per share. As of December 31, 2014, the performance periods for PVRSUs performance years 2012 and 2013 were complete and the levels of achievement of the performance targets were fixed.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested PVRSU activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested December 31, 2012	971,023	$31.72
Granted	909,220	42.93
Vested	(159,346)	22.85
Forfeited	(280,430)	35.51
Non-vested December 31, 2013	1,440,467	39.04
Granted	963,479	34.11
Vested	(312,676)	32.26
Forfeited	(280,318)	37.91
Non-vested December 31, 2014	1,810,952	37.76
Granted	1,435,835	26.16
Vested	(1,718,280)	37.37
Forfeited	(161,935)	31.67
Non-vested December 31, 2015	1,366,572	$26.78	$32.8
During the years ended December 31, 2014 and 2015, the Company granted 963,479 and 1,435,835 PVRSUs, respectively, with an aggregate fair value of $32.9 million and $37.6 million, respectively. The total aggregate intrinsic value of PVRSUs vested during the years ended December 31, 2013, 2014 and 2015 was approximately $6.7 million, $13.4 million and $45.8 million, respectively. During the years ended December 31, 2013, 2014 and 2015, the Company repurchased 60,075, 122,312 and 683,127 shares of common stock, respectively, for an aggregate purchase price of $2.5 million, $5.1 million and $18.2 million, respectively, pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
On January 1, 2016 and January 4, 2016, 38,796 and 259,711 PVRSUs, respectively, vested with an aggregate intrinsic value of $0.9 million and $6.0 million, respectively. The Company repurchased 13,151 and 104,499 shares with respect to the PVRSUs that vested on January 2, 2016 and January 4, 2016, respectively, for an aggregate purchase price of $0.3 million and $2.4 million, respectively, pursuant to the participants’ rights under the Plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	922,550	33.20
Granted	736,111	48.55
Vested	(178,337)	38.50
Forfeited	(102,162)	39.66
Outstanding at December 31, 2013	1,378,162	40.23
Granted	43,201	28.80
Vested	(200,283)	37.75
Forfeited	(149,266)	44.80
Outstanding at December 31, 2014	1,071,814	39.60
Granted	1,486,374	26.54
Vested	(294,992)	42.10
Forfeited	(189,076)	33.68
Outstanding at December 31, 2015	2,074,120	$30.42	$49.7

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013, 2014 and 2015, the Company granted 736,111, 43,201 and 1,486,374 restricted stock units, respectively, to certain employees with an aggregate fair value of $35.7 million, $1.2 million and $39.4 million, respectively.
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
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following weighted-average assumptions:

Year Ended December 31, 2015
Dividend yield	—%
Expected volatility	34.82%
Risk-free interest rate	0.11%
Expected life of employee stock purchase plan options (in months)	6
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
Share Repurchase Programs
2010 Share Repurchase Program
On July 28, 2010, the Company announced that its Board of Directors had authorized a $300 million share repurchase program. Share repurchases under the program were made through a Rule 10b5-1 plan, open market purchases, privately negotiated transactions or otherwise as market conditions warranted, at prices the Company deemed appropriate, and subject to applicable legal requirements and other factors. During the year ended December 31, 2013, the Company repurchased 0.8 million shares at an average price per share of $44.09 for an aggregate purchase price of approximately $35.4 million. All repurchased shares were accounted for as treasury shares.
2013 Share Repurchase Plan
On May 2, 2013, the Company announced that its Board of Directors authorized a $250 million share repurchase program. The program commenced in the second quarter of 2013 and expired on December 31, 2013. Under this program, during the year ended December 31, 2013, the Company repurchased 5.1 million shares of its Class A common stock at an average price per share of $49.44 per share for a total purchase price of $249.9 million. All repurchased shares were accounted for as treasury shares.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Share Repurchase Plan
On January 29, 2014, the Company announced that its Board of Directors authorized a $200 million share repurchase program. The program commenced on January 30, 2014 and expired on December 31, 2014. Share repurchases under the program were completed in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares were retired. The Company repurchased 7.1 million shares of its Class A common stock at an average price of $28.30 per share for a total purchase price of $199.9 million. As of September 30, 2014, the share repurchase program was complete.
2015 Share Repurchase Plan
On March 26, 2015, the Company announced that its Board of Directors authorized a $150 million share repurchase program. The program commenced on March 27, 2015 and was terminated on November 4, 2015. Share repurchases under the program were completed in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities and Exchange Act of 1934. All repurchased shares were retired. During the year ended December 31, 2015, the Company repurchased 3.8 million shares of its Class A common stock at an average price of $27.65 per share for a total purchase price of $104.2 million.
13.    BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2013	2014	2015
Computation of basic net income per common share:
Net income	$162,752	$163,694	$175,462
Weighted average common shares and participating securities outstanding — basic	64,463	57,647	54,643
Basic net income per common share	$2.52	$2.84	$3.21

Computation of diluted net income per common share:
Weighted average common shares and participating securities outstanding — basic	64,463	57,647	54,643
Effect of dilutive securities:
Stock-based awards	1,645	1,888	1,261
Weighted average common shares outstanding — diluted	66,108	59,535	55,904
Diluted net income per common share	$2.46	$2.75	$3.14
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
Common stock options to purchase an aggregate of 104,167, 1,176,879 and 1,187,611 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the years ended December 31, 2013, 2014, and 2015, respectively.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides a reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component (in thousands):

	Gains and Losses on Investments	Currency Translation Adjustment	Total
Balance at December 31, 2012	$142	$(909)	$(767)
Other comprehensive (loss) income	(156)	126	(30)
Balance at December 31, 2013	(14)	(783)	(797)
Other comprehensive income (loss)	86	(934)	(848)
Balance at December 31, 2014	72	(1,717)	(1,645)
Other comprehensive loss	(120)	(139)	(259)
Balance at December 31, 2015	$(48)	$(1,856)	$(1,904)
15.    SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.
Management has initiated an organizational review of the business in connection with the integration of its recent acquisitions, the review of its go-to-market strategies and the anticipated loss of its NPAC contracts. While the Company performs this review, the Company will maintain the current operating and reporting structure.
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing addresses of our clients. Geographic area revenue and service revenue from external clients for the years ended December 31, 2013, 2014 and 2015, and geographic area long-lived assets as of December 31, 2014 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Revenue by geographical areas:
United States	$839,367	$901,136	$973,628
International	62,674	62,452	76,330
Total revenue	$902,041	$963,588	$1,049,958

Revenue by service:
Marketing Services	$126,165	$146,991	$170,368
Security Services	113,507	140,315	167,995
Data Services	215,954	201,438	204,461
NPAC Services	446,415	474,844	507,134
Total revenue	$902,041	$963,588	$1,049,958

	December 31,
	2014	2015
Property and equipment, net
United States	$161,542	$145,077
Australia	—	2,171
Other	62	516
Total property and equipment, net	$161,604	$147,764

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Profit-Sharing Plan for the benefit of all employees who meet certain eligibility requirements. This plan covers substantially all of the Company’s full-time employees. The Company makes matching and other discretionary contributions under this plan, as determined by the Board of Directors. The Company recognized contribution expense totaling $6.9 million, $7.5 million and $8.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.
17. SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2014 and 2015 and for the years ended December 31, 2013, 2014 and 2015 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 7, are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$297,565	$19,606	$9,406	$—	$326,577
Restricted cash	1,260	931	—	—	2,191
Accounts receivable, net	93,519	59,868	1,699	—	155,086
Unbilled receivables	3,115	9,652	317	—	13,084
Prepaid expenses and other current assets	17,042	3,526	544	—	21,112
Deferred costs	4,798	2,153	—	—	6,951
Income taxes receivable	18,935	—	7	(2,986)	15,956
Deferred income tax assets	3,600	6,853	—	(73)	10,380
Intercompany receivable	24,674	—	—	(24,674)	—
Total current assets	464,508	102,589	11,973	(27,733)	551,337
Property and equipment, net	149,024	12,566	14	—	161,604
Goodwill	95,388	565,425	31,456	—	692,269
Intangible assets, net	16,836	280,962	4,824	—	302,622
Net investments in subsidiaries	841,436	—	—	(841,436)	—
Deferred income tax assets, long-term	—	—	284	(284)	—
Other assets, long-term	13,521	1,917	20	—	15,458
Total assets	$1,580,713	$963,459	$48,571	$(869,453)	$1,723,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,025	$1,332	$82	$—	$8,439
Accrued expenses	72,423	20,243	2,105	—	94,771
Income taxes payable	—	2,986	—	(2,986)	—
Deferred revenue	29,952	42,177	1,779	—	73,908
Notes payable	4,692	—	—	—	4,692
Capital lease obligations	3,702	—	—	—	3,702
Other liabilities	21,882	1,202	114	(73)	23,125
Intercompany payable	—	12,267	12,407	(24,674)	—
Total current liabilities	139,676	80,207	16,487	(27,733)	208,637
Deferred revenue, long-term	8,592	18,425	—	—	27,017
Notes payable, long-term	759,780	—	—	—	759,780
Capital lease obligations, long-term	5,579	—	—	—	5,579
Deferred income tax liabilities, long-term	3,813	45,582	—	(284)	49,111
Other liabilities, long-term	44,246	9,437	—	—	53,683
Total liabilities	961,686	153,651	16,487	(28,017)	1,103,807
Total stockholders’ equity	619,027	809,808	32,084	(841,436)	619,483
Total liabilities and stockholders’ equity	$1,580,713	$963,459	$48,571	$(869,453)	$1,723,290

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$48,061	$27,092	$13,944	$—	$89,097
Restricted cash	1,260	1,103	—	—	2,363
Accounts receivable, net	91,899	71,062	4,632	—	167,593
Unbilled receivables	2,357	14,694	661	—	17,712
Prepaid expenses and other current assets	23,080	8,551	1,868	(3,283)	30,216
Deferred costs	1,119	2,876	2,681	—	6,676
Income taxes receivable	10,661	—	—	(4,778)	5,883
Intercompany receivable	26,030	—	—	(26,030)	—
Total current assets	204,467	125,378	23,786	(34,091)	319,540
Property and equipment, net	135,445	9,302	3,017	—	147,764
Goodwill	94,153	984,017	108,813	—	1,186,983
Intangible assets, net	13,751	462,848	52,680	—	529,279
Net investments in subsidiaries	1,545,227	—	—	(1,545,227)	—
Other assets, long-term	16,071	1,283	2,635	(1,308)	18,681
Total assets	$2,009,114	$1,582,828	$190,931	$(1,580,626)	$2,202,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,945	$7,522	$1,925	$—	$28,392
Accrued expenses	98,761	29,262	6,609	—	134,632
Income taxes payable	—	3,068	1,496	(4,564)	—
Deferred revenue	24,929	46,153	19,924	—	91,006
Notes payable	131,272	—	3,283	(3,283)	131,272
Capital lease obligations	3,927	—	864	—	4,791
Other liabilities	9,937	279	659	—	10,875
Intercompany payable	—	18,199	7,831	(26,030)	—
Total current liabilities	287,771	104,483	42,591	(33,877)	400,968
Deferred revenue, long-term	8,239	9,734	5,025	—	22,998
Notes payable, long-term	957,509	—	—	—	957,509
Capital lease obligations, long-term	1,825	—	6	—	1,831
Deferred income tax liabilities, long-term	—	42,865	7,658	(11,822)	38,701
Other liabilities, long-term	41,978	8,652	6,111	—	56,741
Total liabilities	1,297,322	165,734	61,391	(45,699)	1,478,748
Total stockholders’ equity	711,792	1,417,094	129,540	(1,534,927)	723,499
Total liabilities and stockholders’ equity	$2,009,114	$1,582,828	$190,931	$(1,580,626)	$2,202,247

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$620,987	$269,979	$14,899	$(3,824)	$902,041
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	163,288	49,646	3,204	(3,566)	212,572
Sales and marketing	84,540	89,757	3,744	(24)	178,017
Research and development	17,840	10,140	13	—	27,993
General and administrative	84,963	8,258	943	(234)	93,930
Depreciation and amortization	41,164	59,050	19	—	100,233
Restructuring charges	2	—	—	—	2
	391,797	216,851	7,923	(3,824)	612,747
Income from operations	229,190	53,128	6,976	—	289,294
Other (expense) income:
Interest and other expense	(34,474)	15	(68)	—	(34,527)
Interest income	336	1	20	—	357
Income before income taxes and equity income in consolidated subsidiaries	195,052	53,144	6,928	—	255,124
Provision for income taxes	66,795	23,994	1,583	—	92,372
Income before equity income in consolidated subsidiaries	128,257	29,150	5,345	—	162,752
Equity income in consolidated subsidiaries	34,495	2,516	—	(37,011)	—
Net income	$162,752	$31,666	$5,345	$(37,011)	$162,752
Comprehensive income	$162,791	$31,697	$5,245	$(37,011)	$162,722

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$675,857	$301,167	$14,484	$(27,920)	$963,588
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	162,696	98,001	10,567	(24,149)	247,115
Sales and marketing	142,215	57,879	1,629	(3,581)	198,142
Research and development	25,516	2,190	33	—	27,739
General and administrative	95,343	8,956	861	(190)	104,970
Depreciation and amortization	48,954	67,464	1,367	—	117,785
Restructuring charges	3,842	2,442	237	—	6,521
	478,566	236,932	14,694	(27,920)	702,272
Income (loss) from operations	197,291	64,235	(210)	—	261,316
Other (expense) income:
Interest and other expense	(26,377)	52	107	—	(26,218)
Interest income	418	9	18	—	445
Income (loss) before income taxes and equity income in consolidated subsidiaries	171,332	64,296	(85)	—	235,543
Provision for income taxes	35,893	35,179	777	—	71,849
Income (loss) before equity income in consolidated subsidiaries	135,439	29,117	(862)	—	163,694
Equity income in consolidated subsidiaries	28,255	1,345	—	(29,600)	—
Net income (loss)	$163,694	$30,462	$(862)	$(29,600)	$163,694
Comprehensive income	$163,138	$30,725	$(1,417)	$(29,600)	$162,846

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$713,860	$347,043	$27,248	$(38,193)	$1,049,958
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	185,058	115,025	18,407	(32,254)	286,236
Sales and marketing	148,710	62,004	1,253	(5,675)	206,292
Research and development	21,712	3,945	20	—	25,677
General and administrative	105,887	12,416	609	(264)	118,648
Depreciation and amortization	52,624	65,742	4,325	—	122,691
Restructuring charges	3,858	—	—	—	3,858
	517,849	259,132	24,614	(38,193)	763,402
Income (loss) from operations	196,011	87,911	2,634	—	286,556
Other (expense) income:
Interest and other expense	(32,604)	334	(1,308)	—	(33,578)
Interest income	482	153	(83)	—	552
Income before income taxes and equity income in consolidated subsidiaries	163,889	88,398	1,243	—	253,530
Provision for income taxes	50,238	27,048	782	—	78,068
Income before equity income in consolidated subsidiaries	113,651	61,350	461	—	175,462
Equity income in consolidated subsidiaries	61,811	1,007	—	(62,818)	—
Net income	$175,462	$62,357	$461	$(62,818)	$175,462
Comprehensive income (loss)	$175,434	$62,179	$408	$(62,818)	$175,203

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$284,854	$126,933	$11,318	$(135,248)	$287,857
Investing activities:
Purchases of property and equipment	(48,794)	(4,435)	(10)	—	(53,239)
Sales and maturities of investments	3,543	—	—	—	3,543
Businesses acquired, net of cash acquired	(105,419)	—	—	—	(105,419)
Net cash used in investing activities	(150,670)	(4,435)	(10)	—	(155,115)
Financing activities:
Decrease in restricted cash	221	250	214	—	685
Proceeds from note payable	624,244	—	—	—	624,244
Extinguishment of note payable	(592,500)	—	—	—	(592,500)
Payments under notes payable obligations	(8,126)	—	—	—	(8,126)
Principal repayments on capital lease obligations	(1,686)	—	—	—	(1,686)
Debt issuance costs	(11,410)	—	—	—	(11,410)
Proceeds from issuance of stock	23,686	—	—	—	23,686
Tax benefit from equity awards	7,854	—	22	—	7,876
Repurchase of restricted stock awards and common stock	(292,350)	—	—	—	(292,350)
Distribution to parent	—	(127,045)	(8,203)	135,248	—
Net cash used in financing activities	(250,067)	(126,795)	(7,967)	135,248	(249,581)
Effect of foreign exchange rates on cash and cash equivalents	(7)	—	(100)	—	(107)
Net (decrease) increase in cash and cash equivalents	(115,890)	(4,297)	3,241	—	(116,946)
Cash and cash equivalents at beginning of period	330,849	5,372	4,034	—	340,255
Cash and cash equivalents at end of period	$214,959	$1,075	$7,275	$—	$223,309

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$296,280	$191,873	$(1,255)	$(167,236)	$319,662
Investing activities:
Purchases of property and equipment	(58,174)	(1,833)	(154)	—	(60,161)
Businesses acquired, net of cash acquired	(120,698)	—	—	—	(120,698)
Net cash used in investing activities	(178,872)	(1,833)	(154)	—	(180,859)
Financing activities:
Decrease in restricted cash	—	127	3	—	130
Proceeds from note payable	175,000	—	—	—	175,000
Payments under notes payable obligations	(8,125)	—	—	—	(8,125)
Principal repayments on capital lease obligations	(3,466)	—	—	—	(3,466)
Proceeds from issuance of stock	10,994	—	—	—	10,994
Tax benefit from equity awards	1,490	—	5	—	1,495
Repurchase of restricted stock awards and common stock	(209,627)	—	—	—	(209,627)
(Distribution to) investment by parent	—	(171,322)	4,086	167,236	—
Net cash (used in) provided by financing activities	(33,734)	(171,195)	4,094	167,236	(33,599)
Effect of foreign exchange rates on cash and cash equivalents	(1,068)	(314)	(554)	—	(1,936)
Net increase in cash and cash equivalents	82,606	18,531	2,131	—	103,268
Cash and cash equivalents at beginning of period	214,959	1,075	7,275	—	223,309
Cash and cash equivalents at end of period	$297,565	$19,606	$9,406	$—	$326,577

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(394,901)	$600,268	$98,832	$51,140	$355,339
Investing activities:
Purchases of property and equipment	(30,304)	(1,833)	—	—	(32,137)
Businesses acquired, net of cash acquired	(16,949)	(641,228)	(100,118)	—	(758,295)
Net cash used in investing activities	(47,253)	(643,061)	(100,118)	—	(790,432)
Financing activities:
Increase in restricted cash	—	(172)	—	—	(172)
Proceeds from note payable	350,000	—	—	—	350,000
Payments under notes payable obligations	(8,125)	—	—	—	(8,125)
Principal repayments on capital lease obligations	(4,306)	—	—	—	(4,306)
Debt issuance costs	(25,274)	—	—	—	(25,274)
Proceeds from issuance of stock	9,915	—	—	—	9,915
Tax benefit from equity awards	361	—	—	—	361
Repurchase of restricted stock awards and common stock	(125,563)	—	—	—	(125,563)
Investment by parent	—	50,166	974	(51,140)	—
Net cash provided by financing activities	197,008	49,994	974	(51,140)	196,836
Effect of foreign exchange rates on cash and cash equivalents	(4,358)	285	4,850	—	777
Net (decrease) increase in cash and cash equivalents	(249,504)	7,486	4,538	—	(237,480)
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$48,061	$27,092	$13,944	$—	$89,097

NEUSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is unaudited quarterly financial information for the two year period ended December 31, 2015. In management’s opinion, the unaudited financial information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the quarterly financial information presented.

	Quarter Ended
	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014
	(in thousands, except per share data)
Summary consolidated statement of operations:
Revenue	$229,897	$237,457	$243,859	$252,375
Income from operations	55,339	64,750	66,799	74,428
Net income	31,683	36,847	48,173	46,991
Net income per common share - basic	$0.52	$0.62	$0.87	$0.85
Net income per common share - diluted	$0.50	$0.61	$0.84	$0.82

	Quarter Ended
	Mar. 31, 2015	Jun. 30, 2015	Sep. 30, 2015	Dec. 31, 2015
	(in thousands, except per share data)
Summary consolidated statement of operations:
Revenue	$251,388	$256,767	$261,653	$280,150
Income from operations	79,461	78,110	80,736	48,249
Net income	46,214	45,058	50,282	33,908
Net income per common share - basic	$0.83	$0.81	$0.93	$0.64
Net income per common share - diluted	$0.81	$0.80	$0.91	$0.62

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
NeuStar, Inc.
We have audited NeuStar, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NeuStar, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NeuStar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeuStar, Inc. as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
McLean, Virginia
February 29, 2016

ITEM 9B.	OTHER INFORMATION
On February 24, 2016, or the Effective Date, our Board of Directors, or the Board, upon the recommendation of our Compensation Committee, or Committee, amended and restated the NeuStar 2010 Key Employee Severance Pay Plan, or the Plan. Each of our named executive officers is a “key employee” participant in the Plan.
The principal effects of the amendment and restatement of the Plan were to:

(1)	Rename the Plan the NeuStar, Inc. 2016 Key Employee Severance Pay Plan;

(2)	Revise the definitions of “good reason” and “cause” under the Plan;

(3)
Modify the cash severance benefit payable under the Plan in connection with a qualifying termination of employment to be (a) in the case of the Chief Executive Officer, or CEO, 150% of the CEO’s annual salary and target annual bonus, payable over the 18-month period following the date of termination, and (b) in the case of key employees other than the CEO, 100% of the employee’s annual salary and target annual bonus, payable over twelve months following the date of termination;

(4)
Modify the cash severance benefit payable in connection with a qualifying termination occurring within the two-year period following a corporate transaction to be (a) in the case of the CEO, 200% of the CEO’s annual salary and average annual bonus (based on the bonus received for the three full calendar years prior to the corporate transaction), payable over eighteen months following termination, and (b) in the case of key employees other than the CEO, 150% of the employee’s annual salary and average annual bonus, payable over twelve months following termination;

(5)
Conform the restricted period during which a key employee’s non-compete and non-solicitation obligations apply following termination of the key employee’s employment to match the applicable post-termination severance period, subject to the Compensation Committee’s ability to extend the post-termination non-compete and non-interference restrictions by up to an additional one-year period, provided that the Company pay additional cash severance during such extended restricted period;

(6)
Add a net “better-of” cutback provision which would reduce the aggregate payments payable to the key employee, under the Plan or otherwise, in connection with change in control under Section 280G of the Internal Revenue Code of 1986, as amended, or Code, to the maximum amount that would result in no such payments being subject to excise tax under Code Section 4999, if such reduction would result in greater amount of such payments, on a net after-tax basis, than without such reduction.

In addition, upon the approval of the Board following the recommendation of the Committee, the Company entered into individual letter agreements with each of Lisa A. Hook, President and CEO, Paul S. Lalljie, Senior Vice President and Chief Financial Officer, and Leonard Kennedy, Senior Vice President, General Counsel, or the Letter Agreements, which further modify the definition of “good reason” applicable to Ms. Hook and Messrs. Lalljie and Kennedy for purposes of the Plan.
The foregoing description of the key changes to the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, a copy of which is attached as Exhibit 10.11 to this Annual Report on Form 10-K, and is incorporated herein by reference, and to the form of Letter Agreement, a copy of which is attached as Exhibit 10.12 to this Annual Report on Form 10-K and is incorporated herein by reference.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors and executive officers and our corporate governance is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders, or our 2016 Proxy Statement, which is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, under the headings “Board of Directors,” “Executive Officers and Management” and “Governance of the Company.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2016 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Audit Committee, including the members of the Audit Committee, and Audit Committee financial experts, is incorporated by reference to our 2016 Proxy Statement under the heading “Governance of the Company.” Information about the NeuStar policies on business conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and our controller, is incorporated by reference to our 2016 Proxy Statement under the heading “Governance of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION
Information required by Item 11 of this report is incorporated by reference to our 2016 Proxy Statement, under the heading “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of this report is incorporated by reference to our 2016 Proxy Statement, under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of this report is incorporated by reference to our 2016 Proxy Statement, under the heading “Governance of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about the fees for professional services rendered by our independent registered public accounting firm in 2014 and 2015 is incorporated by reference to our 2016 Proxy Statement, under heading “Audit and Non-Audit Fees”. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading “Governance of the Company.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)

(2)
Schedule for the three years ended December 31, 2013, 2014 and 2015:

II — Valuation and Qualifying Accounts	96
(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

NEUSTAR, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2013	2014	2015
	(in thousands)
Allowance for Doubtful Accounts
Beginning balance	$2,161	$2,507	$3,154
Additions	6,174	7,015	9,399
Reductions(1)	(5,828)	(6,368)	(8,041)
Ending balance	$2,507	$3,154	$4,512

Deferred Tax Asset Valuation Allowance
Beginning balance	$3,965	$2,821	$4,584
Additions	37	2,841	4,001
Reductions	(1,181)	(1,078)	(33)
Ending balance	$2,821	$4,584	$8,552

(1)	Includes the reinstatement and subsequent collections of account receivable that were previously written-off.

Exhibit Index
See exhibits listed under the Exhibit Index below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ Lisa A. Hook	President, Chief Executive Officer (Principal Executive Officer) and Director
Lisa A. Hook

/s/ Paul S. Lalljie	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Paul S. Lalljie

/s/ James G. Cullen	Chairman, Board of Directors
James G. Cullen

/s/ Paul D. Ballew	Director
Paul D. Ballew

/s/ Gareth Chang	Director
Gareth Chang

/s/ Joel P. Friedman	Director
Joel P. Friedman

/s/ Mark N. Greene	Director
Mark N. Greene

/s/ Ross K. Ireland	Director
Ross K. Ireland

/s/ Paul A. Lacouture	Director
Paul A. Lacouture

/s/ Deborah D. Rieman	Director
Deborah D. Rieman

/s/ Michael J. Rowny	Director
Michael J. Rowny

/s/ Hellene S. Runtagh	Director
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

(2.2)
Asset Purchase Agreement, dated as of September 9, 2015, by and among NeuStar, Inc. and Transaction Network Services, Inc., incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed September 9, 2015.

(2.3)
Securities Purchase Agreement, dated as of November 5, 2015, by and among NeuStar, MarketShare, the Sellers (as defined therein), the Warrant Holders (as defined therein), and Shareholder Representative Services LLC, as the Sellers Representative, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K Filed November 6, 2015.

(3.1)	Third Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015.

(3.2)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015.

(4.1)
Indenture, dated as of January 22, 2013, among NeuStar, Inc., each of the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed January 22, 2013.

(10.1)
Contractor services agreement entered into the 7th day of November 1997 by and between NeuStar, Inc. and North American Portability Management LLC, as amended, incorporated herein by reference to (a) Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed August 15, 2005; (b) Exhibit 10.1.1. to our Annual Report on Form 10-K, filed March 29, 2006; (c) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed August 14, 2006; (d) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed August 14, 2006**; (e) Exhibit 99.1 to our Current Report on Form 8-K, filed September 22, 2006; (f) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed March 1, 2007; (g) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 5, 2007**, (h) Exhibit 10.1.1 to our Annual Report on Form 10-K, filed February 28, 2008, (i) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed November 10, 2008; (j) Exhibit 99.1 to our Current Report on Form 8-K, filed on January 28, 2009; (k) Exhibit 10.1.3 to our Quarterly Report on Form 10-Q, filed on August 4, 2009; and (l) Exhibit 10.1.4 to our Quarterly Report on Form 10-Q, filed on October 30, 2009, (m) Exhibit 10.1.1 to our Annual Report on form 10-K, filed February 26, 2010; (n) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed on July 28, 2010; (o) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed April 27, 2011; and (p) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q, filed November 5, 2012; (q) Exhibit 10.1.1** to our Annual Report on Form 10-K, filed February 28, 2013; (r) Exhibit 10.1.2 to our Quarterly Report on Form 10-Q, filed May 2, 2013; (s) Exhibits 10.1.3**, 10.1.4** and 10.1.5, respectively, to our Quarterly Report on Form 10-Q, filed July 30, 2013; (t) Exhibit 10.1.6** to our Quarterly Report on Form 10-Q, filed October 30, 2013; (w) Exhibit 10.1.2 to our Annual Report on Form 10-K, filed February 28, 2014; (x) Exhibit 99.1 to our Current Report on Form 8-K filed on April 8, 2015; and (y) Exhibit 10.1.1 to our Quarterly Report on Form 10-Q filed on July 30, 2015.

10.1.1	Amendment No. 99 dated December 3, 2015 to the contractor services agreement by and between NeuStar, Inc. and North American Portability Management LLC.

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

Exhibit Number	Description of Exhibit

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

10.11	NeuStar, Inc. 2016 Key Employee Severance Pay Plan.†

10.12	Side Letter to NeuStar, Inc. 2016 Key Employee Severance Pay Plan.†

(10.13)	Executive Relocation Policy, incorporated herein by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q, filed August 4, 2009.†

(10.14)	Form of Nonqualified Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 99.4 to our Current Report on Form 8-K, filed March 5, 2007.†

(10.15)
Form of Incentive Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.47 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.16)	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.15 to NeuStar, Inc.’s Annual Report on Form 10-K, filed February 29, 2012.†

(10.17)	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q, filed July 26, 2012.†

(10.18)
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

(10.19)
Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.2)
Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.21)
Second Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K/A, filed February 28, 2008.†

(10.22)	Form of Nonqualified Stock Option Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated by reference from Exhibit 99.2 to our Current Report on Form 8-K, filed December 15, 2009. †

(10.23)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed March, 1, 2010. †

(10.24)	Form of Restricted Stock Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed March 1, 2010. †

(10.25)
Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q, filed April 27, 2011. †

Exhibit Number	Description of Exhibit

(10.26)
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

(10.28)	NeuStar, Inc. Deferred Compensation Plan incorporated herein by reference from Exhibit 10.27 to our Annual Report on Form 10-K, filed February 13, 2015.†

(10.29)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Confidentiality, incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed May 12, 2008.

(10.3)
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

(10.31)	NeuStar, Inc. 2009 Performance Achievement Reward Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.32)
Amended and Restated NeuStar, Inc. Corporate Bonus Plan (formerly known as the 2009 Performance Achievement Award Plan), incorporated herein by reference to Annex B to NeuStar’s Definitive Proxy Statement on Schedule 14A, filed April 17, 2014.†

(10.33)	Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed February 27, 2009.†

(10.34)	Form of Performance Award Agreement under the NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed December 15, 2009.†

(10.35)	NeuStar, Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on April 13, 2009.†

(10.36)	Amended and Restated NeuStar. Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 17, 2015.†

(10.37)	Form of Agreement Respecting Noncompetition, Nonsolicitation and Nondisparagement, incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, filed February 25, 2011.†

(10.38)	Board Stock Ownership Guidelines, incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed February 25, 2011.

(10.39)
Form of Performance Award Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.3 to our Current Report on Form 8-K, filed July 13, 2007.†

(10.4)
Form of Restricted Stock Agreement under the NeuStar, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to Amendment No. 3 to our Registration Statement on Form S-1, filed May 27, 2005 (File No. 333-123635).†

(10.41)	Amended and Restated NeuStar, Inc. 2009 Stock Incentive Plan. †

(10.42)	NeuStar, Inc. Employee Stock Purchase Plan. †

(10.43)
Registration Rights Agreement, dated January 22, 2013, among NeuStar, Inc., the guarantors signatory hereto and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 22, 2013.

(10.44)	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K,filed March 2, 2012. †

(10.45)	Form of Performance-Vested Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K,filed March 2, 2012. †

(10.46)
Amendment No. 1 to the Credit Agreement and Security Agreement, dated as of December 9, 2015, by and among NeuStar, Inc., certain subsidiaries of NeuStar, Inc. party thereto as Guarantors, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2015.

Exhibit Number	Description of Exhibit

(10.47)
Amendment No. 2 to Credit Agreement dated as of December 9, 2015, by and among NeuStar, Inc., certain subsidiaries of NeuStar, Inc. party thereto as Guarantors, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent and Lead Arranger, the other Lead Arrangers party thereto, the Increasing Lenders party thereto, and the Assuming Lenders party thereto, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 9, 2015.

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