Form 10-Q
period 2016-03-31
NEUSTAR INC
filed 2016-04-28
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 54,379,265 shares of Class A common stock, $0.001 par value, and 1,864 shares of Class B common stock, $0.001 par value, outstanding at April 25, 2016.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	March 31, 2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,097	$69,844
Restricted cash	2,363	2,619
Accounts receivable, net of allowance for doubtful accounts of $4,512 and $5,110, respectively	167,593	189,010
Unbilled receivables	17,712	14,106
Prepaid expenses and other current assets	30,216	39,337
Deferred costs	6,676	7,637
Income taxes receivable	5,883	—
Total current assets	319,540	322,553
Property and equipment, net	147,764	143,855
Goodwill	1,186,983	1,190,409
Intangible assets, net	529,279	507,249
Other assets, long-term	18,681	18,229
Total assets	$2,202,247	$2,182,295
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	March 31, 2016
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,392	$19,609
Accrued expenses	134,632	99,312
Deferred revenue	91,006	94,240
Notes payable	131,272	132,749
Capital lease obligations	4,791	4,145
Income taxes payable	—	1,173
Other liabilities	10,875	11,345
Total current liabilities	400,968	362,573
Deferred revenue, long-term	22,998	23,558
Notes payable, long-term	957,509	933,696
Capital lease obligations, long-term	1,831	1,034
Deferred income tax liabilities, long-term	38,701	50,809
Other liabilities, long-term	56,741	58,020
Total liabilities	1,478,748	1,429,690
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and March 31, 2016	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,233,896 and 81,665,485 shares issued; and 53,516,287 and 54,372,752 shares outstanding at December 31, 2015 and March 31, 2016, respectively	80	82
Class B common stock, par value $0.001; 100,000,000 shares authorized; 2,270 and 2,270 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	—	—
Additional paid-in capital	729,273	738,345
Treasury stock, 26,717,609 and 27,292,733 shares at December 31, 2015 and March 31, 2016, respectively, at cost	(920,439)	(934,523)
Accumulated other comprehensive (loss) income	(1,904)	837
Retained earnings	916,489	947,864
Total stockholders’ equity	723,499	752,605
Total liabilities and stockholders’ equity	$2,202,247	$2,182,295
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2016
Revenue	$251,388	$287,298
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	64,158	91,351
Sales and marketing	46,734	55,323
Research and development	6,454	7,549
General and administrative	24,657	27,518
Depreciation and amortization	29,924	38,482
Restructuring charges	—	2,664
	171,927	222,887
Income from operations	79,461	64,411
Other (expense) income:
Interest and other expense	(6,722)	(17,111)
Interest income	226	174
Income before income taxes	72,965	47,474
Provision for income taxes	26,751	16,099
Net income	$46,214	$31,375
Net income per common share:
Basic	$0.83	$0.58
Diluted	$0.81	$0.57
Weighted average common shares outstanding:
Basic	55,974	53,953
Diluted	56,849	54,940
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2015	2016
Net income	$46,214	$31,375
Other comprehensive (loss) income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax	(14)	3,816
Reclassification for gains included in net income, net of tax	(23)	(1,018)
Net change in unrealized gains on investments, net of tax	(37)	2,798
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax	(873)	(57)
Reclassification adjustment included in net income, net of tax	239	—
Foreign currency translation adjustment, net of tax	(634)	(57)
Other comprehensive (loss) income, net of tax	(671)	2,741
Comprehensive income	$45,543	$34,116
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2016
Operating activities:
Net income	$46,214	$31,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,924	38,482
Stock-based compensation	8,230	9,876
Amortization of deferred financing costs and original issue discount on debt	842	4,545
Tax benefit from equity awards	(34)	(323)
Deferred income taxes	17,322	10,020
Provision for doubtful accounts	2,100	1,800
Changes in operating assets and liabilities:
Accounts receivable	(20,302)	(23,716)
Unbilled receivables	1,083	3,598
Prepaid expenses and other current assets	(9,379)	(8,179)
Deferred costs	(484)	(854)
Income taxes	7,086	4,520
Other assets	(3,922)	652
Other liabilities	2,931	1,257
Accounts payable and accrued expenses	(28,521)	(44,308)
Deferred revenue	(1,272)	2,477
Net cash provided by operating activities	51,818	31,222
Investing activities:
Purchases of property and equipment	(6,055)	(9,870)
Net cash used in investing activities	(6,055)	(9,870)
Financing activities:
Increase in restricted cash	(352)	(256)
Payments under notes payable obligations	(2,031)	(26,881)
Principal repayments on capital lease obligations	(1,691)	(1,459)
Proceeds from issuance of stock	442	150
Tax benefit from equity awards	34	323
Repurchase of restricted stock awards and common stock	(20,387)	(12,469)
Net cash used in financing activities	(23,985)	(40,592)
Effect of foreign exchange rates on cash and cash equivalents	(1,277)	(13)
Net increase (decrease) in cash and cash equivalents	20,501	(19,253)
Cash and cash equivalents at beginning of period	326,577	89,097
Cash and cash equivalents at end of period	$347,078	$69,844
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

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
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates and assumptions are inherent in the analysis and the measurement of deferred tax assets; the identification and quantification of income tax liabilities due to uncertain tax positions; identification and valuation of acquired intangible assets; and recoverability of goodwill. The Company bases its estimates on historical experience and assumptions that it believes are reasonable. Actual results could differ from those estimates.
Reclassifications
Within the consolidated statement of cash flows for the three months ended March 31, 2015, the Company reclassified $8.7 million from cash provided by operating activities to cash used in financing activities related to the exercise of equity awards and presentation of tax benefits to conform with current period presentation.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

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
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2015		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2013 Term Facility (including current portion, net of discount)	300,328	296,013	298,332	288,255
2013 Revolving Facility	175,000	175,000	175,000	175,000
2015 Incremental Term Facility (including current portion, net of discount)	337,947	341,326	315,216	318,870
Senior Notes (including current portion)	300,000	249,000	300,000	238,140
Restricted Cash
As of December 31, 2015 and March 31, 2016, cash of $2.4 million and $2.6 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
Recent Accounting Pronouncements - Effective
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805): Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the standard, with earlier application permitted for financial statements that have not been issued. The Company’s adoption of this ASU did not impact its consolidated financial statements.
Recent Accounting Pronouncements - Not Yet Effective
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for interim and annual periods beginning after December 31, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

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
Bombora Acquisition
On July 30, 2015, the Company acquired Bombora Technologies Pty Ltd (Bombora) and expanded the Company’s registry services. As of March 31, 2016, the estimated preliminary purchase price was $87.7 million and subject to the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities.
MarketShare Acquisition
On December 9, 2015, the Company completed its acquisition of MarketShare Partners, LLC (MarketShare), a marketing analytics technology provider to major brands. The acquisition of MarketShare expanded the Company’s marketing services by creating a complete data-driven solution to Chief Marking Officers as they plan, optimize and allocate their entire marketing budget and resources across all channels.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC. The total preliminary purchase price was $442.4 million, consisting of cash consideration of $429.1 million and non-cash consideration of $13.3 million paid in shares of NeuStar Class A Common Stock, which shares are subject to certain transfer restrictions. During the three months ended March 31, 2016, the Company recorded working capital adjustments of $0.9 million, reducing the preliminary purchase price to $441.5 million. In addition, the Company adjusted its preliminary valuation of acquired assets and assumed liabilities based upon new information that was received pertaining to acquisition date fair values.
The allocation of the preliminary purchase price is pending the finalization of the acquired company’s working capital as of the closing date and the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities and reflects the measurement period adjustments recorded during the three months ended March 31, 2016 (in thousands):

Cash and cash equivalents	$7,504
Accounts receivable	8,954
Prepaids and other assets	6,344
Accounts payable and accrued expenses	(8,857)
Deferred revenue	(2,062)
Deferred tax liability	(10,862)
Net tangible assets acquired	1,021
Customer relationships	30,000
Acquired identified technology	100,000
Goodwill	310,490
Total preliminary purchase price allocation	$441,511
As of March 31, 2016, of the total goodwill balance of $310.5 million, approximately $201.2 million is expected to be deductible for tax purposes.
Pro Forma Financial Information for the MarketShare Acquisition
The following unaudited pro forma financial information summarizes the Company’s results of operations for the period

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

indicated as if the Company’s acquisition of MarketShare had been completed as of the beginning of the earliest period presented. These pro forma amounts (unaudited and in thousands) are not indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information for all periods presented also includes the effect of the related 2015 financing, amortization expense from the acquired intangible assets, adjustments to interest expense and related tax effects.

Three Months Ended March 31, 2015
Pro forma revenue	$261,813
Pro forma income from operations	$67,049
Pro forma net income	$40,458
Caller Authentication Assets Acquisition
On December 18, 2015, the Company acquired caller authentication assets from Transaction Network Services, Inc., enhancing its position in the caller authentication market that includes subscriber data storage, database management, caller identification and verification services. As of March 31, 2016, the estimated preliminary purchase price was $220.0 million, of which $22.0 million was deposited into escrow to satisfy post-closing indemnification claims. The preliminary purchase price is subject to the finalization of the fair value of acquired deferred income tax assets and assumed non-income based tax liabilities.

4.	GOODWILL
Goodwill
The Company’s goodwill as of December 31, 2015 and March 31, 2016 is as follows (in thousands):

	December 31, 2015	Acquisitions	Adjustments (1)	Foreign Currency Translation	March 31, 2016
Gross goodwill	$1,280,585	$—	$(140)	$3,566	$1,284,011
Accumulated impairments	(93,602)	—	—	—	(93,602)
Net goodwill	$1,186,983	$—	$(140)	$3,566	$1,190,409
(1) During the three months ended March 31, 2016, the Company adjusted its preliminary purchase price and preliminary valuation of assets acquired and liabilities assumed in the 2015 acquisitions (see Note 3).

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

5.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2015	March 31, 2016
2013 Term Facility (net of discount)	$300,328	$298,332
2013 Term Facility deferred financing fees	(1,683)	(1,483)
2013 Revolving Facility	175,000	175,000
2013 Revolving Facility deferred financing fees	(2,162)	(1,900)
Senior Notes	300,000	300,000
Senior Notes deferred financing fees	(11,637)	(11,289)
2015 Incremental Term Facility (net of discount)	337,947	315,216
2015 Incremental Term Facility deferred financing fees	(9,012)	(7,431)
Total	1,088,781	1,066,445
Less: current portion, net of discount	(131,272)	(132,749)
Long-term portion	$957,509	$933,696
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
On December 9, 2015, the Company amended its 2013 Credit Facilities to provide for (i) the permissibility of an incremental term facility under the 2013 Credit Agreement (the 2013 Credit Agreement), (ii) the addition of a senior secured leverage financial measurement covenant; (iii) streamlined conditions for the incurrence of an incremental term facility to be used for a permitted acquisition; (iv) a required escrow and prepayment (such prepayment to be for the benefit of the incremental facility lenders) by the Company under certain specified circumstances; and (v) certain tax related changes favorable to the Company to the terms of the 2013 Credit Agreement and related security agreement.
On December 9, 2015, the Company borrowed $350 million under its incremental term facility (the 2015 Incremental Term Facility, and together with the 2013 Term Facility and the 2013 Revolving Facility, the Amended 2013 Credit Facilities). The proceeds of the 2015 Incremental Term Facility were used to consummate the acquisition of MarketShare and to pay related fees and expenses.
The Company may voluntarily prepay the borrowings under the Amended 2013 Credit Facilities at any time in minimum amounts of $1 million or an integral multiple of $500,000 in excess thereof. In April 2016, the Company made a $25 million voluntary principal prepayment towards the outstanding principal balance of its 2013 Term Facility. The Amended 2013 Credit Facilities provide for mandatory prepayments with the net cash proceeds of certain debt issuances, insurance receipts, and dispositions. The Amended 2013 Credit Facilities also contain certain events of default, upon the occurrence of which, and so long as such event of default is continuing, the amounts outstanding may, at the option of the required lenders, accrue interest at an increased rate and payments of such outstanding amounts could be accelerated, or other remedies undertaken.
As of March 31, 2016, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $8.2 million, exclusive of outstanding letters of credit totaling $16.8 million.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

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
As of March 31, 2016, a total of 5,476,534 shares were available for grant or award under the Company’s stock incentive plans and a total of 277,564 shares were available to be issued under the Company’s Employee Stock Purchase Plan (ESPP).
Stock-based compensation expense recognized for the three months ended March 31, 2015 and 2016 was $8.2 million and $9.9 million, respectively. As of March 31, 2016, total unrecognized compensation expense was estimated at $53.6 million, which the Company expects to recognize over a weighted average period of approximately 1.5 years. Total unrecognized compensation expense as of March 31, 2016 is estimated based on outstanding non-vested stock options, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	1,356,904	$24.70
Granted	—	—
Exercised	(112,540)	15.70
Forfeited	(38,667)	26.44
Outstanding at March 31, 2016	1,205,697	$25.49	$0.9	2.8
Exercisable at March 31, 2016	954,360	$25.24	$0.9	2.2
The aggregate intrinsic value of options exercised for the three months ended March 31, 2016 was $0.9 million.
Performance Vested Restricted Stock Units
The fair value of a PVRSU is measured by reference to the closing market price of the Company’s common stock on the date of the grant. The Company recognizes the estimated fair value of PVRSUs, net of estimated forfeitures, as stock-based compensation expense over the vesting period, which considers each performance period or tranche separately, based upon the Company’s determination of the level of achievement of the performance target. As of March 31, 2016, the level of achievement of the performance target awards for the 2016 performance year was 100.0% of target.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2015	1,366,572	$26.78
Granted	834,499	24.11
Vested	(882,243)	28.29
Forfeited	(37,833)	28.70
Non-vested at March 31, 2016	1,280,995	$23.94	$31.5
The aggregate intrinsic value of PVRSUs vested during the three months ended March 31, 2016 was approximately $21.8 million. The Company repurchased 339,783 shares of common stock for an aggregate purchase price of $8.4 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,074,120	$30.42
Granted	1,400	20.43
Vested	(436,806)	33.49
Forfeited	(49,547)	37.65
Outstanding at March 31, 2016	1,589,167	$29.35	$39.1
The aggregate intrinsic value of restricted stock units vested during the three months ended March 31, 2016 was approximately $10.6 million. The Company repurchased 167,483 shares of common stock for an aggregate purchase price of $4.1 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Employee Stock Purchase Plan
The Company estimated the fair value of stock-based compensation expense associated with its ESPP using the Black-Scholes option pricing model, with the following assumptions:

Three Months Ended March 31, 2016
Dividend yield	—%
Expected volatility	33.37%
Risk-free interest rate	0.23%
Expected life of employee stock purchase plan options (in months)	6

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

7.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2016
Computation of basic net income per common share:
Net income	$46,214	$31,375
Weighted average common shares and participating securities outstanding – basic	55,974	53,953
Basic net income per common share	$0.83	$0.58
Computation of diluted net income per common share:
Weighted average common shares outstanding – basic	55,974	53,953
Effect of dilutive securities:
Stock-based awards	875	987
Weighted average common shares outstanding – diluted	56,849	54,940
Diluted net income per common share	$0.81	$0.57
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 1,894,657 and 1,900,569 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended March 31, 2015 and 2016, respectively.

8.	RESTRUCTURING CHARGES
2016 Restructuring
In the first quarter of 2016, the Company recorded restructuring charges of $2.7 million related to estimated severance and severance-related costs and expects to pay this amount in the second quarter of 2016.

9.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2016
Interest and other expense:
Interest expense	$6,460	$16,566
Gain on asset disposals	(169)	—
Foreign currency transaction loss	431	545
Total interest and other expense	$6,722	$17,111

10.	INCOME TAXES
The Company’s effective tax rate, including discrete items, decreased to 33.9% for the three months ended March 31, 2016 from 36.7% for the three months ended March 31, 2015, primarily due to the Company’s federal research and development credit which was not available in the first quarter of 2015 and the reversal of certain of the Company's unrecognized tax benefits in the first quarter of 2016 upon the completion of an Internal Revenue Service (IRS) audit for Neustar Information Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company, for the year ended December 31, 2010.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

As of December 31, 2015 and March 31, 2016, the Company had unrecognized tax benefits of $7.5 million and $7.5 million, respectively, of which $6.9 million and $6.9 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2015 and 2016, potential interest and penalties were insignificant. Interest and penalties are primarily due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. During the first quarter of 2016, the IRS completed an examination of the 2010 federal income tax return of Neustar Information Services, Inc. No adjustments were made as a result of the audit.
The Company anticipates that total unrecognized tax benefits will decrease by approximately $1.4 million over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits.

11.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing address of the Company’s clients. Geographic area revenue and service revenue from external clients for the three months ended March 31, 2015 and 2016, and geographic property and equipment as of December 31, 2015 and March 31, 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Revenue by geographical areas:
United States	$235,554	$264,692
International	15,834	22,606
Total revenue	$251,388	$287,298

Revenue by service:
Marketing Services	$37,227	$57,671
Security Services	39,642	48,647
Data Services	48,158	53,156
NPAC Services	126,361	127,824
Total revenue	$251,388	$287,298

	December 31, 2015	March 31, 2016
Property and equipment, net
United States	$145,077	$141,407
Australia	2,171	1,942
Other	516	506
Total property and equipment, net	$147,764	$143,855

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

12.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2015 and March 31, 2016 and for the three months ended March 31, 2015 and 2016 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these condensed consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$30,363	$31,706	$7,775	$—	$69,844
Restricted cash	1,260	1,359	—	—	2,619
Accounts receivable, net	101,728	81,287	5,995	—	189,010
Unbilled receivables	1,491	12,161	454	—	14,106
Prepaid expenses and other current assets	29,992	6,952	2,393	—	39,337
Deferred costs	1,297	3,374	2,966	—	7,637
Income taxes receivable	4,909	—	—	(4,909)	—
Intercompany receivable	24,250	3,091	—	(27,341)	—
Total current assets	195,290	139,930	19,583	(32,250)	322,553
Property and equipment, net	131,946	9,181	2,728	—	143,855
Goodwill	94,153	983,979	112,277	—	1,190,409
Intangible assets, net	12,979	441,202	53,068	—	507,249
Net investments in subsidiaries	1,531,805	—	—	(1,531,805)	—
Other assets, long-term	14,042	1,271	2,916	—	18,229
Total assets	$1,980,215	$1,575,563	$190,572	$(1,564,055)	$2,182,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,361	$9,219	$2,029	$—	$19,609
Accrued expenses	65,056	27,811	6,445	—	99,312
Deferred revenue	25,130	47,439	21,671	—	94,240
Notes payable	132,749	—	3,091	(3,091)	132,749
Capital lease obligations	3,665	—	480	—	4,145
Income taxes payable	—	4,966	1,116	(4,909)	1,173
Other liabilities	9,085	1,439	821	—	11,345
Intercompany payable	—	20,656	3,593	(24,249)	—
Total current liabilities	244,046	111,530	39,246	(32,249)	362,573
Deferred revenue, long-term	8,407	9,358	5,793	—	23,558
Notes payable, long-term	933,696	—	—	—	933,696
Capital lease obligations, long-term	1,034	—	—	—	1,034
Deferred income tax liabilities, long-term	16,946	37,192	6,976	(10,305)	50,809
Other liabilities, long-term	43,228	8,245	6,547	—	58,020
Total liabilities	1,247,357	166,325	58,562	(42,554)	1,429,690
Total stockholders’ equity	732,858	1,409,238	132,010	(1,521,501)	752,605
Total liabilities and stockholders’ equity	$1,980,215	$1,575,563	$190,572	$(1,564,055)	$2,182,295

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$175,381	$80,681	$3,910	$(8,584)	$251,388
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	44,380	24,453	2,719	(7,394)	64,158
Sales and marketing	34,002	14,052	(181)	(1,139)	46,734
Research and development	5,546	905	3	—	6,454
General and administrative	22,034	2,490	184	(51)	24,657
Depreciation and amortization	13,247	16,394	283	—	29,924
	119,209	58,294	3,008	(8,584)	171,927
Income from operations	56,172	22,387	902	—	79,461
Other (expense) income:
Interest and other expense	(6,798)	22	54	—	(6,722)
Interest income	220	4	2	—	226
Income before income taxes and equity income in consolidated subsidiaries	49,594	22,413	958	—	72,965
Provision for income taxes	14,441	11,911	399	—	26,751
Income before equity income in consolidated subsidiaries	35,153	10,502	559	—	46,214
Equity income in consolidated subsidiaries	11,061	480	—	(11,541)	—
Net income	$46,214	$10,982	$559	$(11,541)	$46,214
Comprehensive income	$46,016	$10,808	$260	$(11,541)	$45,543

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$166,939	$118,407	$12,560	$(10,608)	$287,298
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,676	50,927	7,277	(8,529)	91,351
Sales and marketing	30,813	22,535	3,179	(1,204)	55,323
Research and development	5,471	1,623	455	—	7,549
General and administrative	22,334	5,872	187	(875)	27,518
Depreciation and amortization	13,324	22,796	2,362	—	38,482
Restructuring charges	2,664	—	—	—	2,664
	116,282	103,753	13,460	(10,608)	222,887
Income (loss) from operations	50,657	14,654	(900)	—	64,411
Other (expense) income:
Interest and other expense	(16,280)	(154)	(677)	—	(17,111)
Interest income	113	70	(9)	—	174
Income (loss) before income taxes and equity income in consolidated subsidiaries	34,490	14,570	(1,586)	—	47,474
Provision (benefit) for income taxes	11,611	5,212	(724)	—	16,099
Income (loss) before equity income in consolidated subsidiaries	22,879	9,358	(862)	—	31,375
Equity income in consolidated subsidiaries	8,496	147	—	(8,643)	—
Net income (loss)	$31,375	$9,505	$(862)	$(8,643)	$31,375
Comprehensive income	$29,517	$9,495	$3,747	$(8,643)	$34,116

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$44,528	$44,353	$(615)	$(36,448)	$51,818
Investing activities:
Purchases of property and equipment	(4,068)	(1,833)	(154)	—	(6,055)
Net cash used in investing activities	(4,068)	(1,833)	(154)	—	(6,055)
Financing activities:
Increase of restricted cash	(1)	(351)	—	—	(352)
Payments under notes payable obligations	(2,031)	—	—	—	(2,031)
Principal repayments on capital lease obligations	(1,691)	—	—	—	(1,691)
Proceeds from issuance of stock	442	—	—	—	442
Tax benefit from equity awards	34	—	—	—	34
Repurchase of restricted stock awards and common stock	(20,387)	—	—	—	(20,387)
(Distribution to) investment by parent	—	(37,167)	719	36,448	—
Net cash (used in) provided by financing activities	(23,634)	(37,518)	719	36,448	(23,985)
Effect of foreign exchange rates on cash and cash equivalents	(572)	(407)	(298)	—	(1,277)
Net increase (decrease) in cash and cash equivalents	16,254	4,595	(348)	—	20,501
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$313,819	$24,201	$9,058	$—	$347,078

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,576	$49,676	$(5,616)	$(42,414)	$31,222
Investing activities:
Purchases of property and equipment	(8,037)	(1,833)	—	—	(9,870)
Net cash used in investing activities	(8,037)	(1,833)	—	—	(9,870)
Financing activities:
Increase of restricted cash	—	(256)	—	—	(256)
Payments under notes payable obligations	(26,881)	—	—	—	(26,881)
Principal repayments on capital lease obligations	(1,459)	—	—	—	(1,459)
Proceeds from issuance of stock	150	—	—	—	150
Tax shortfall from equity awards	323	—	—	—	323
Repurchase of restricted stock awards and common stock	(12,469)	—	—	—	(12,469)
(Distribution to) investment by parent	—	(42,962)	548	42,414	—
Net cash (used in) provided by financing activities	(40,336)	(43,218)	548	42,414	(40,592)
Effect of foreign exchange rates on cash and cash equivalents	1,099	(11)	(1,101)	—	(13)
Net (decrease) increase in cash and cash equivalents	(17,698)	4,614	(6,169)	—	(19,253)
Cash and cash equivalents at beginning of period	48,061	27,092	13,944	—	89,097
Cash and cash equivalents at end of period	$30,363	$31,706	$7,775	$—	$69,844

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
During the first quarter, we expanded our highly competitive solutions by integrating the acquisitions from 2015 and entering into marketing services strategic partnerships. We continued to see an increase in the use of generic top-level domains, or gTLDs, while steadily growing our DNS services.
During the first quarter, revenue increased 14% to $287.3 million as compared to $251.4 million in 2015. This increase in revenue was driven by a 55% increase in Marketing Services revenue to $57.7 million as compared to $37.2 million, a 23% increase in Security Services revenue to $48.6 million as compared to $39.6 million, a 10% increase in Data Services revenue to $53.2 million as compared to $48.2 million, and a 1% increase in NPAC Services revenue to $127.8 million as compared to $126.4 million.
On March 26, 2015, the Federal Communications Commission, or FCC, approved a competitor to serve as the next Local, Number Portability Administrator, or LNPA, and authorized the North American Portability Management LLC, or NAPM, to begin contract negotiations with that competitor.  On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule concluded on December 17, 2015. A date has not been set for oral arguments, but we expect that they will take place in 2016.
On April 7, 2015, we amended our seven regional contracts with the NAPM. Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million until the termination of these contracts. The contracts will automatically renew on July 3, 2016 for additional one-year terms commencing as of October 1, 2016, unless NAPM provides a notice of non-renewal at least 90 days prior to the end of the then-current term.  Once a notice of non-renewal is provided, NAPM must also provide us with at least 180-days advance notice of its intention to terminate these contracts. We cannot be certain how long we will provide LNPA services. In addition to LNPA services, we are providing certain transition services on a cost-plus basis. On April 20, 2016, the NAPM Transition Oversight Manager published a presentation containing a preliminary overall transition timeline for LNPA services. This preliminary timeline showed the transition period extending through the third quarter of 2017.
Prior to this amendment, we provided LNPA services under our contracts with NAPM for a fixed fee with a 6.5% annual price escalator. These contracts were due to expire on June 30, 2015. The 2015 LNPA service fixed fee under the prior contract terms represents the impact of a 6.5% annual escalator on the 2014 LNPA service fixed fee of $465.8 million, resulting in a 2015 LNPA service fixed fee of $496.1 million. Under the April 7, 2015 amendment, the annual LNPA service fixed fee remains the same at $496.1 million for the duration of the amended term of the contracts. As a result, the amendment will not have an impact on our revenue growth rate for the year ended December 31, 2016.
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
Given the transition timeline published on April 20, 2016, we determined that the structure of our organization is appropriate at this time.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, for certain matters that may bear on our results of operations.
For a discussion of selected critical accounting policies refer to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016
The following table presents an overview of our results of operations for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016	2015 vs. 2016
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$251,388	$287,298	$35,910	14.3%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	64,158	91,351	27,193	42.4%
Sales and marketing	46,734	55,323	8,589	18.4%
Research and development	6,454	7,549	1,095	17.0%
General and administrative	24,657	27,518	2,861	11.6%
Depreciation and amortization	29,924	38,482	8,558	28.6%
Restructuring charges	—	2,664	2,664	100.0%
	171,927	222,887	50,960	29.6%
Income from operations	79,461	64,411	(15,050)	(18.9)%
Other (expense) income:
Interest and other expense	(6,722)	(17,111)	(10,389)	154.6%
Interest income	226	174	(52)	(23.0)%
Income before income taxes	72,965	47,474	(25,491)	(34.9)%
Provision for income taxes	26,751	16,099	(10,652)	(39.8)%
Net income	$46,214	$31,375	$(14,839)	(32.1)%
Net income per common share:
Basic	$0.83	$0.58
Diluted	$0.81	$0.57
Weighted average common shares outstanding:
Basic	55,974	53,953
Diluted	56,849	54,940
Revenue
Revenue. Revenue increased $35.9 million driven by strong demand for our Marketing and Security Services and a $1.5 million increase in revenue from NPAC Services. Revenue from our Marketing Services increased $20.4 million driven by an $11.3 million contribution from MarketShare, acquired in the fourth quarter of 2015, and increased demand for our services that help clients make informed and high impact decisions to promote their products and services. Security Services revenue increased $9.0 million driven by an increase in revenue of $6.4 million from domain name registries and an increase in revenue of $2.6 million resulting from demand for our DNS services. In particular, the increase in revenue from domain name registries was driven by a $4.7 million contribution from Bombora, acquired in the third quarter of 2015, and continued growth in the number of domain names under management. Data Services revenue increased $5.0 million. In particular, revenue from caller identification services increased $17.2 million driven by a $16.9 million contribution from the caller authentication assets we acquired from TNS in the fourth quarter of 2015. This increase was partially offset by a decrease of $9.2 million in revenue from the expiration of our contract to serve as the registry operator for U.S. Common Short Codes in 2015. In addition, revenue from user authentication and rights managements services decreased $1.7 million and carrier provisioning services revenue decreased $1.2 million.
Expense
Cost of revenue. Cost of revenue increased $27.2 million, including $22.3 million of operating expense related to acquisitions. The overall increase of $27.2 million was due to an increase of $14.0 million in costs related to our information technology and systems and an increase of $10.7 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, maintenance and hardware costs. Personnel and personnel-related expense increased due to headcount growth from acquisitions and to support our business growth. In addition, cost of revenue increased due to a $1.4 million increase in contractor costs and a $1.2 million increase in royalty costs.
Sales and marketing. Sales and marketing expense increased $8.6 million, including $10.9 million of operating expense related to acquisitions. The overall increase of $8.6 million was due to an increase of $7.4 million in personnel and personnel-related expense, an increase of $0.6 million in advertising and marketing costs and an increase of $0.6 million in maintenance and general facilities costs.
Research and development. Research and development expense increased $1.1 million, including $1.3 million of operating expense related to acquisitions. The overall increase of $1.1 million was due to an increase in personnel and personnel-related expense.
General and administrative. General and administrative expense increased $2.9 million, including $2.7 million of operating expense related to acquisitions. The overall increase of $2.9 million was due to an increase of $2.3 million in personnel and personnel-related costs and an increase of $0.8 million in professional fees. These increases were partially offset by a decrease of $0.2 million in general facilities costs.
Depreciation and amortization. Depreciation and amortization expense increased $8.6 million, including $8.9 million in expense related to acquisitions completed in 2015. Amortization expense increased $8.6 million related to acquired intangible assets.
Restructuring expense. Restructuring expense increased $2.7 million. Restructuring charges recorded during the three months ended March 31, 2016 were related to a plan, which was initiated to achieve efficiencies in connection with the integration of our recent acquisitions and the review of our go-to-market strategy.
Interest and other expense. Interest and other expense increased $10.4 million due an increase of $10.1 million in interest expense and a decrease of $0.2 million in gains on asset disposals. The increase in interest expense was driven by additional borrowings under the 2015 Incremental Term Facility and an increase in the interest rate under our 2013 Term Facility.
Interest income. Interest income for the three months ended March 31, 2016 was comparable to the interest income for the three months ended March 31, 2015.
Provision for income taxes. Our effective tax rate, including discrete items, for the three months ended March 31, 2016 decreased to 33.9% from 36.7% for the three months ended March 31, 2015 primarily due to our federal research and development credit not available in the first quarter of 2015 and the reversal of certain unrecognized tax benefits in the first quarter of 2016 upon the completion of an Internal Revenue Service audit. Excluding discrete tax items, our effective tax rate was approximately 36.5% and 34.7% for the three months ended March 31, 2015 and 2016, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by our operating and financing activities. Our principal uses of cash have been to fund acquisitions, share repurchases, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for debt service requirements and capital expenditures. Total cash and cash equivalents were $69.8 million at March 31, 2016, a decrease of $19.3 million from $89.1 million at December 31, 2015. This decrease in cash and cash equivalents was due to cash used in investing activities.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.
Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. On December 9, 2015, we amended our 2013 Credit Facilities to provide for a $350 million incremental term loan, or the 2015 Incremental Term Facility. For further discussion of this debt, refer to Note 7 to our Consolidated Financial Statements in Item 8 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 5 to our Financial Statements in Item 1 of Part I of this report.

Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the three months ended March 31, 2016 was $31.2 million, as compared to $51.8 million for the three months ended March 31, 2015. This $20.6 million decrease in net cash provided by operating activities was the result of a decrease in net income of $14.8 million, an increase in non-cash adjustments of $6.0 million and a decrease in net changes in operating assets and liabilities of $11.8 million.
Non-cash adjustments increased $6.0 million, driven by an increase of $8.6 million in depreciation and amortization expense, an increase of $3.7 million in amortization of deferred financing costs and original discount on debt, and an increase of $1.6 million in stock-based compensation. These total increases of $13.9 million in non-cash adjustments were partially offset by a decrease of $7.3 million in deferred income taxes, an increase of $0.3 million in tax benefit from equity awards and a decrease of $0.3 million in the provision for doubtful accounts.
Cash provided by net changes in operating assets and liabilities decreased $11.8 million primarily due to a decrease of $15.8 million due to accounts payable and accrued expenses, a decrease of $2.6 million due to income taxes, a decrease of $1.7 million due to other liabilities and a net decrease of $0.9 million due to accounts and unbilled receivables. These total decreases of $21.0 million in net changes in operating assets and liabilities were partially offset by an increase of $4.6 million due to other assets, an increase of $3.7 million due to deferred revenue, and a decrease of $1.2 million due to prepaid expenses and other current assets.
Cash flows from investing
Net cash used in investing activities for the three months ended March 31, 2016 was $9.9 million, as compared to $6.1 million for three months ended March 31, 2015. This $3.8 million increase in net cash used in investing activities was due to an increase in cash used for purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $40.6 million for the three months ended March 31, 2016, as compared to $24.0 million for the three months ended March 31, 2015. This $16.6 million increase in net cash used in financing activities was due to an increase of $24.9 million in principal payments under our Credit Facilities, partially offset by a $7.9 million decrease in cash used for share repurchases and for the net down of employee shares.
Recent Accounting Pronouncements
See Note 2 to our Financial Statements in Item 1 of Part I of this report for a discussion of the effects of recent accounting pronouncements.
Off-Balance Sheet Arrangements
None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our exposure to market risk has not changed materially since December 31, 2015.

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
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 27, 2015, approving a recommendation by the North American Number Council for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law.  On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule concluded on December 17, 2015.  A date has not been set for oral arguments, but we expect they will take place in 2016.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 through January 31, 2016	227,112	$23.50
February 1 through February 29, 2016	68,547	23.69
March 1 through March 31, 2016	279,465	25.48
Total	575,124	$24.48

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

NeuStar, Inc.

Date:	April 28, 2016	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX
 Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description
(3.1)	Third Restated Certificate of Incorporate, incorporated herein by reference to Exhibit 3.1.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015.

(3.2)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015.

10.17	Summary Description of Non-Management Director Compensation incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q, filed July 26, 2012. †

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

†	Compensation arrangement.