Form 10-Q
period 2016-06-30
NEUSTAR INC
filed 2016-07-28
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 54,511,660 shares of Class A common stock, $0.001 par value, and 1,864 shares of Class B common stock, $0.001 par value, outstanding at July 25, 2016.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	June 30, 2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,097	$50,657
Restricted cash	2,363	2,290
Accounts receivable, net of allowance for doubtful accounts of $4,512 and $5,528, respectively	167,593	175,701
Unbilled receivables	17,712	14,700
Prepaid expenses and other current assets	30,216	37,848
Deferred costs	6,676	8,707
Income taxes receivable	5,883	—
Total current assets	319,540	289,903
Property and equipment, net	147,764	138,329
Goodwill	1,186,983	1,187,995
Intangible assets, net	529,279	481,687
Other assets, long-term	18,681	18,098
Total assets	$2,202,247	$2,116,012
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	June 30, 2016
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,392	$19,731
Accrued expenses	134,632	94,421
Deferred revenue	91,006	89,507
Notes payable	131,272	129,491
Capital lease obligations	4,791	3,621
Income taxes payable	—	5,297
Other liabilities	10,875	10,688
Total current liabilities	400,968	352,756
Deferred revenue, long-term	22,998	22,495
Notes payable, long-term	957,509	841,449
Capital lease obligations, long-term	1,831	235
Deferred income tax liabilities, long-term	38,701	40,929
Other liabilities, long-term	56,741	56,386
Total liabilities	1,478,748	1,314,250
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and June 30, 2016	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,233,896 and 81,716,259 shares issued; and 53,516,287 and 54,508,259 shares outstanding at December 31, 2015 and June 30, 2016, respectively	80	82
Class B common stock, par value $0.001; 100,000,000 shares authorized; 2,270 and 1,864 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	—	—
Additional paid-in capital	729,273	748,467
Treasury stock, 26,717,609 and 27,208,000 shares at December 31, 2015 and June 30, 2016, respectively, at cost	(920,439)	(932,250)
Accumulated other comprehensive loss	(1,904)	(522)
Retained earnings	916,489	985,985
Total stockholders’ equity	723,499	801,762
Total liabilities and stockholders’ equity	$2,202,247	$2,116,012
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$256,767	$297,565	$508,155	$584,863
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	67,551	90,237	131,709	181,588
Sales and marketing	50,942	54,288	97,676	109,611
Research and development	5,997	5,260	12,451	12,809
General and administrative	24,729	27,238	49,386	54,756
Depreciation and amortization	29,438	38,829	59,362	77,311
Restructuring charges	—	6,129	—	8,793
Separation costs	—	4,218	—	4,218
	178,657	226,199	350,584	449,086
Income from operations	78,110	71,366	157,571	135,777
Other (expense) income:
Interest and other expense	(6,481)	(15,691)	(13,203)	(32,802)
Interest income	69	67	295	241
Income before income taxes	71,698	55,742	144,663	103,216
Provision for income taxes	26,640	17,621	53,391	33,720
Net income	$45,058	$38,121	$91,272	$69,496
Net income per common share:
Basic	$0.81	$0.70	$1.64	$1.28
Diluted	$0.80	$0.69	$1.61	$1.26
Weighted average common shares outstanding:
Basic	55,377	54,458	55,676	54,205
Diluted	56,238	55,082	56,563	54,980
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net income	$45,058	$38,121	$91,272	$69,496
Other comprehensive (loss) income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax	(17)	76	(31)	19
Reclassification for gains included in net income, net of tax	—	—	(23)	—
Net change in unrealized gains on investments, net of tax	(17)	76	(54)	19
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax	(194)	(1,435)	(1,067)	1,363
Reclassification adjustment included in net income, net of tax	175	—	414	—
Foreign currency translation adjustment, net of tax	(19)	(1,435)	(653)	1,363
Other comprehensive (loss) income, net of tax	(36)	(1,359)	(707)	1,382
Comprehensive income	$45,022	$36,762	$90,565	$70,878
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2016
Operating activities:
Net income	$91,272	$69,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,362	77,311
Stock-based compensation	17,697	20,474
Amortization of deferred financing costs and original issue discount on debt	1,696	8,890
Tax benefit from equity awards	(48)	(260)
Deferred income taxes	4,618	1,237
Provision for doubtful accounts	3,900	3,600
Gain on disposal of assets	(626)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,237)	(12,459)
Unbilled receivables	(414)	3,012
Prepaid expenses and other current assets	(5,384)	(7,630)
Deferred costs	(736)	(3,018)
Income taxes	11,994	8,526
Other assets	(2,281)	3,051
Other liabilities	7,018	(842)
Accounts payable and accrued expenses	(6,259)	(44,538)
Deferred revenue	(4,477)	(2,545)
Net cash provided by operating activities	165,095	124,305
Investing activities:
Purchases of property and equipment	(13,395)	(23,366)
Businesses acquired, net of cash acquired	—	12
Net cash used in investing activities	(13,395)	(23,354)
Financing activities:
(Increase) decrease in restricted cash	(340)	73
Payments under notes payable obligations	(4,062)	(126,731)
Principal repayments on capital lease obligations	(1,862)	(2,774)
Proceeds from issuance of stock	5,373	432
Tax benefit from equity awards	48	260
Repurchase of restricted stock awards and common stock	(64,932)	(10,762)
Net cash used in financing activities	(65,775)	(139,502)
Effect of foreign exchange rates on cash and cash equivalents	(527)	111
Net increase (decrease) in cash and cash equivalents	85,398	(38,440)
Cash and cash equivalents at beginning of period	326,577	89,097
Cash and cash equivalents at end of period	$411,975	$50,657
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

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
On June 21, 2016, the Company announced its intention to separate into two independent and publicly traded companies. One company will consist of the majority of the Company's Information Services, while the other will focus on providing Order Management and Numbering Services. Information Services includes Marketing Services, Security Services and Data Services. Order Management and Numbering Services will provide Local Number Portability Administration, number administration and ancillary numbering services as well as order and inventory management solutions. The Company intends to accomplish the separation through a tax-free spin-off, which the Company expects to occur over the next twelve months. The separation is subject to final approval by the Company's Board of Directors, as well as a number of market and regulatory conditions, including, among others, effectiveness of the Form 10 to be filed with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.
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
Separation Costs
In the second quarter of 2016 the Company announced its intention to separate into two independent and publicly traded companies. Separation costs are expensed as incurred and include professional fees for outside advisory services including legal, finance, accounting and related services.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

Reclassifications
Within the consolidated statement of cash flows for the six months ended June 30, 2015, the Company reclassified $8.9 million from cash provided by operating activities to cash used in financing activities related to the exercise of equity awards and presentation of tax benefits to conform with current period presentation.
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
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2015		June 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2013 Term Facility (including current portion, net of discount)	300,328	296,013	223,370	222,949
2013 Revolving Facility	175,000	175,000	175,000	175,000
2015 Incremental Term Facility (including current portion, net of discount)	337,947	341,326	292,364	291,050
Senior Notes (including current portion)	300,000	249,000	300,000	264,750
Restricted Cash
As of December 31, 2015 and June 30, 2016, cash of $2.4 million and $2.3 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

Recent Accounting Pronouncements - Not Yet Effective
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company currently intends to adopt this standard on January 1, 2017 and is currently evaluating the impact of adoption on its consolidated financial statements.
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
Bombora Acquisition
On July 30, 2015, the Company acquired Bombora Technologies Pty Ltd (Bombora) and expanded the Company’s registry services. As of June 30, 2016, the estimated preliminary purchase price was $87.7 million, which is subject to the finalization of the acquisition date fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. Pro forma financial information for this acquisition has not been presented because the financial impact is not material.
MarketShare Acquisition
On December 9, 2015, the Company completed its acquisition of MarketShare Partners, LLC (MarketShare), a marketing analytics technology provider to major brands. The acquisition of MarketShare expanded the Company’s marketing services by creating a complete data-driven solution for Chief Marking Officers as they plan, optimize and allocate their entire marketing budget and resources across all channels.
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC. The total preliminary purchase price was $442.4 million, consisting of cash consideration of $429.1 million and non-cash consideration of $13.3 million paid in shares of NeuStar Class A Common Stock, which shares are subject to certain transfer restrictions. During the six months ended June 30, 2016, the Company recorded working capital and escrow adjustments of $1.3 million, reducing the preliminary purchase price to $441.1 million. In addition, the Company adjusted its preliminary valuation of acquired assets and assumed liabilities based upon new information that was received pertaining to acquisition date fair values.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

The allocation of the preliminary purchase price is pending the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The following table summarizes the current preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities and reflects the measurement period adjustments recorded during the six months ended June 30, 2016 (in thousands):

Cash and cash equivalents	$7,504
Accounts receivable	8,954
Prepaids and other assets	6,344
Accounts payable and accrued expenses	(8,857)
Deferred revenue	(2,062)
Deferred tax liability	(10,862)
Net tangible assets acquired	1,021
Customer relationships	30,000
Acquired identified technology	100,000
Goodwill	310,065
Total preliminary purchase price allocation	$441,086
As of June 30, 2016, of the total goodwill balance of $310.1 million, approximately $200.2 million is expected to be deductible for tax purposes.
Pro Forma Financial Information for the MarketShare Acquisition
The following unaudited pro forma financial information summarizes the Company’s results of operations for the period indicated as if the Company’s acquisition of MarketShare had been completed as of the beginning of the earliest period presented. These pro forma amounts (unaudited and in thousands) are not indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity. The pro forma financial information for all periods presented also includes the effect of the related 2015 acquisition financing, amortization expense from the acquired intangible assets, adjustments to interest expense and related tax effects.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Pro forma revenue	$270,652	$532,465
Pro forma income from operations	$68,415	$135,464
Pro forma net income	$31,847	$61,949
Caller Authentication Assets Acquisition
On December 18, 2015, the Company acquired caller authentication assets from Transaction Network Services, Inc., enhancing its position in the caller authentication market that includes subscriber data storage, database management, caller identification and verification services. As of June 30, 2016, the estimated preliminary purchase price was $220.0 million, of which $22.0 million was deposited into escrow to satisfy post-closing indemnification claims. The preliminary purchase price is subject to the finalization of the acquisition date fair value of acquired deferred income tax assets and assumed non-income based tax liabilities. Pro forma financial information for this acquisition has not been presented because the financial impact is not material.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

4.	GOODWILL
Goodwill
The Company’s goodwill as of December 31, 2015 and June 30, 2016 is as follows (in thousands):

	December 31, 2015	Acquisitions	Adjustments (1)	Foreign Currency Translation	June 30, 2016
Gross goodwill	$1,280,585	$—	$(565)	$1,577	$1,281,597
Accumulated impairments	(93,602)	—	—	—	(93,602)
Net goodwill	$1,186,983	$—	$(565)	$1,577	$1,187,995
(1) During the six months ended June 30, 2016, the Company adjusted the preliminary purchase price paid based on adjustments to its preliminary valuation of assets acquired and liabilities assumed in the 2015 acquisitions (see Note 3).

5.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2015	June 30, 2016
2013 Term Facility (net of discount)	$300,328	$223,370
2013 Term Facility deferred financing fees	(1,683)	(1,283)
2013 Revolving Facility	175,000	175,000
2013 Revolving Facility deferred financing fees	(2,162)	(1,639)
Senior Notes	300,000	300,000
Senior Notes deferred financing fees	(11,637)	(10,937)
2015 Incremental Term Facility (net of discount)	337,947	292,364
2015 Incremental Term Facility deferred financing fees	(9,012)	(5,935)
Total	1,088,781	970,940
Less: current portion, net of discount	(131,272)	(129,491)
Long-term portion	$957,509	$841,449
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

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
As of June 30, 2016, outstanding borrowings under the 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $7.9 million, exclusive of outstanding letters of credit totaling $17.1 million.
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
As of June 30, 2016, a total of 2,682,711 shares were available for grant or award under the Company’s stock incentive plans and a total of 176,474 shares were available to be issued under the Company’s Employee Stock Purchase Plan (ESPP). On June 15, 2016, at the Company’s annual meeting of stockholders, the Company’s stockholders approved a proposal to make an additional 3,000,000 shares available for grant under the Company’s stock incentive plans.
Stock-based compensation expense recognized for the three months ended June 30, 2015 and 2016 was $9.5 million and $10.6 million, respectively, and $17.7 million and $20.5 million for the six months ended June 30, 2015 and 2016, respectively. As of June 30, 2016, total unrecognized compensation expense was estimated at $61.4 million, which the Company expects to recognize over a weighted average period of approximately 1.5 years. Total unrecognized compensation expense as of June 30, 2016 is estimated based on outstanding non-vested stock options, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	1,356,904	$24.70
Granted	—	—
Exercised	(126,356)	16.20
Forfeited	(116,209)	26.50
Outstanding at June 30, 2016	1,114,339	$25.48	$0.6	2.5
Exercisable at June 30, 2016	901,669	$25.26	$0.6	1.9
The aggregate intrinsic value of options exercised for the six months ended June 30, 2016 was $0.9 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

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
During the three months ended June 30, 2016, the Company revised its estimate of the level of achievement of the performance target for the 2016 performance year to below target, resulting in a decrease in stock-based compensation expense. The Company’s consolidated net income for the three and six months ended June 30, 2016 was $38.1 million and $69.5 million, respectively, and diluted net income per common share was $0.69 and $1.26 per share, respectively. If the Company had continued to use the previous estimate of achievement for each respective period, the as adjusted net income for the three and six months ended June 30, 2016 would have been approximately $37.3 million and $68.7 million, respectively, and the as adjusted diluted net income per common share would have been approximately $0.68 and $1.25 per share, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2015	1,366,572	$26.78
Granted	1,107,221	24.08
Vested	(882,243)	28.29
Forfeited	(159,263)	27.35
Non-vested at June 30, 2016	1,432,287	$23.70	$33.7
The aggregate intrinsic value of PVRSUs vested during the six months ended June 30, 2016 was approximately $21.8 million. The Company repurchased 339,783 shares of common stock for an aggregate purchase price of $8.4 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,074,120	$30.42
Granted	1,081,824	23.97
Vested	(473,358)	33.12
Forfeited	(172,034)	29.26
Outstanding at June 30, 2016	2,510,552	$27.21	$59.0
The aggregate intrinsic value of restricted stock units vested during the six months ended June 30, 2016 was approximately $11.5 million. The Company repurchased 183,840 shares of common stock for an aggregate purchase price of $4.5 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

7.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Computation of basic net income per common share:
Net income	$45,058	$38,121	$91,272	$69,496
Weighted average common shares and participating securities outstanding – basic	55,377	54,458	55,676	54,205
Basic net income per common share	$0.81	$0.70	$1.64	$1.28
Computation of diluted net income per common share:
Weighted average common shares outstanding – basic	55,377	54,458	55,676	54,205
Effect of dilutive securities:
Stock-based awards	861	624	887	775
Weighted average common shares outstanding – diluted	56,238	55,082	56,563	54,980
Diluted net income per common share	$0.80	$0.69	$1.61	$1.26
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 751,702 and 2,002,992 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended June 30, 2015 and 2016, respectively. Common stock options to purchase an aggregate of 1,066,636 and 1,877,467 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the six months ended June 30, 2015 and 2016, respectively.

8.	RESTRUCTURING CHARGES
2016 Restructuring
During the three and six months ended June 30, 2016, the Company recorded restructuring charges of $6.1 million and $8.8 million, respectively, related to estimated severance and severance-related costs.

9.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Interest and other expense:
Interest expense	$6,386	$15,961	$12,846	$32,527
(Gain) loss on asset disposals	(85)	8	(254)	8
Foreign currency transaction loss (gain)	180	(278)	611	267
Total interest and other expense	$6,481	$15,691	$13,203	$32,802

10.	INCOME TAXES
The Company’s effective tax rate, including discrete tax benefits of $2.0 million, decreased to 32.7% for the six months ended June 30, 2016 from 36.9% for the six months ended June 30, 2015, primarily due to the Company’s federal research and development credit which was not available in the first half of 2015 and the reversal of certain of the Company's unrecognized tax benefits in the first half of 2016 upon the completion of an Internal Revenue Service (IRS) audit of Neustar Information

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

Services, Inc. (formerly TARGUSInformation Corporation), a subsidiary of the Company, for the year ended December 31, 2010 and the expiration of certain statutes of limitations.
As of December 31, 2015 and June 30, 2016, the Company had unrecognized tax benefits of $7.5 million and $6.7 million, respectively, of which $6.9 million and $6.1 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three and six months ended June 30, 2015 and 2016, potential interest and penalties were insignificant. Interest and penalties are primarily due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company's consolidated financial statements.

11.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing address of the Company’s clients. Geographic area revenue and service revenue from external clients for the three and six months ended June 30, 2015 and 2016, and geographic area property and equipment as of December 31, 2015 and June 30, 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue by geographical areas:
United States	$237,490	$271,752	$473,044	$536,444
International	19,277	25,813	35,111	48,419
Total revenue	$256,767	$297,565	$508,155	$584,863

Revenue by service:
Marketing Services	$40,889	$63,923	$78,116	$121,594
Security Services	40,451	49,323	80,093	97,970
Data Services	49,236	55,808	97,394	108,964
NPAC Services	126,191	128,511	252,552	256,335
Total revenue	$256,767	$297,565	$508,155	$584,863

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

	December 31, 2015	June 30, 2016
Property and equipment, net
United States	$145,077	$136,257
Australia	2,171	1,550
Other	516	522
Total property and equipment, net	$147,764	$138,329

12.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2015 and June 30, 2016 and for the three and six months ended June 30, 2015 and 2016 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these condensed consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,584	$5,747	$6,326	$—	$50,657
Restricted cash	1,260	1,030	—	—	2,290
Accounts receivable, net	90,181	80,007	5,513	—	175,701
Unbilled receivables	2,395	11,841	464	—	14,700
Prepaid expenses and other current assets	30,130	5,736	1,982	—	37,848
Deferred costs	1,455	4,158	3,094	—	8,707
Income taxes receivable	—	—	236	(236)	—
Intercompany receivable	13,361	—	—	(13,361)	—
Total current assets	177,366	108,519	17,615	(13,597)	289,903
Property and equipment, net	126,775	9,261	2,293	—	138,329
Goodwill	94,153	983,554	110,288	—	1,187,995
Intangible assets, net	12,214	419,556	49,917	—	481,687
Net investments in subsidiaries	1,509,153	—	—	(1,509,153)	—
Other assets, long-term	13,166	1,977	2,955	—	18,098
Total assets	$1,932,827	$1,522,867	$183,068	$(1,522,750)	$2,116,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,184	$9,345	$202	$—	$19,731
Accrued expenses	63,502	24,486	6,433	—	94,421
Deferred revenue	23,943	46,900	18,664	—	89,507
Notes payable	129,491	—	—	—	129,491
Capital lease obligations	3,399	—	222	—	3,621
Income taxes payable	5,387	146	—	(236)	5,297
Other liabilities	7,403	2,482	803	—	10,688
Intercompany payable	—	7,835	5,526	(13,361)	—
Total current liabilities	243,309	91,194	31,850	(13,597)	352,756
Deferred revenue, long-term	8,286	8,170	6,039	—	22,495
Notes payable, long-term	841,449	—	—	—	841,449
Capital lease obligations, long-term	235	—	—	—	235
Deferred income tax liabilities, long-term	10,216	33,872	7,141	(10,300)	40,929
Other liabilities, long-term	44,323	5,629	6,434	—	56,386
Total liabilities	1,147,818	138,865	51,464	(23,897)	1,314,250
Total stockholders’ equity	785,009	1,384,002	131,604	(1,498,853)	801,762
Total liabilities and stockholders’ equity	$1,932,827	$1,522,867	$183,068	$(1,522,750)	$2,116,012

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$168,591	$123,831	$16,192	$(11,049)	$297,565
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,795	52,161	6,171	(9,890)	90,237
Sales and marketing	30,899	21,336	3,139	(1,086)	54,288
Research and development	5,103	(231)	388	—	5,260
General and administrative	22,672	3,665	974	(73)	27,238
Depreciation and amortization	13,615	22,798	2,416	—	38,829
Restructuring charges	3,705	1,968	456	—	6,129
Separation costs	4,218	—	—	—	4,218
	122,007	101,697	13,544	(11,049)	226,199
Income from operations	46,584	22,134	2,648	—	71,366
Other (expense) income:
Interest and other expense	(16,025)	(816)	1,150	—	(15,691)
Interest income	982	100	(1,015)	—	67
Income before income taxes and equity income in consolidated subsidiaries	31,541	21,418	2,783	—	55,742
Provision for income taxes	11,011	6,334	276	—	17,621
Income before equity income in consolidated subsidiaries	20,530	15,084	2,507	—	38,121
Equity income in consolidated subsidiaries	17,591	164	—	(17,755)	—
Net income	$38,121	$15,248	$2,507	$(17,755)	$38,121
Comprehensive income	$39,199	$15,237	$81	$(17,755)	$36,762

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$335,530	$242,238	$28,752	$(21,657)	$584,863
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	83,471	103,088	13,448	(18,419)	181,588
Sales and marketing	61,712	43,871	6,318	(2,290)	109,611
Research and development	10,574	1,392	843	—	12,809
General and administrative	45,006	9,537	1,161	(948)	54,756
Depreciation and amortization	26,939	45,594	4,778	—	77,311
Restructuring charges	6,369	1,968	456	—	8,793
Separation costs	4,218	—	—	—	4,218
	238,289	205,450	27,004	(21,657)	449,086
Income from operations	97,241	36,788	1,748	—	135,777
Other (expense) income:
Interest and other expense	(32,305)	(970)	473	—	(32,802)
Interest income	1,095	170	(1,024)	—	241
Income before income taxes and equity income in consolidated subsidiaries	66,031	35,988	1,197	—	103,216
Provision (benefit) for income taxes	22,622	11,546	(448)	—	33,720
Income before equity income in consolidated subsidiaries	43,409	24,442	1,645	—	69,496
Equity income in consolidated subsidiaries	26,087	311	—	(26,398)	—
Net income	$69,496	$24,753	$1,645	$(26,398)	$69,496
Comprehensive income	$68,716	$24,732	$3,828	$(26,398)	$70,878

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$166,889	$78,812	$(3,650)	$(76,956)	$165,095
Investing activities:
Purchases of property and equipment	(11,408)	(1,833)	(154)	—	(13,395)
Net cash used in investing activities	(11,408)	(1,833)	(154)	—	(13,395)
Financing activities:
Increase of restricted cash	—	(340)	—	—	(340)
Payments under notes payable obligations	(4,062)	—	—	—	(4,062)
Principal repayments on capital lease obligations	(1,862)	—	—	—	(1,862)
Proceeds from issuance of stock	5,373	—	—	—	5,373
Tax benefit from equity awards	48	—	—	—	48
Repurchase of restricted stock awards and common stock	(64,932)	—	—	—	(64,932)
(Distribution to) investment by parent	—	(78,952)	1,996	76,956	—
Net cash (used in) provided by financing activities	(65,435)	(79,292)	1,996	76,956	(65,775)
Effect of foreign exchange rates on cash and cash equivalents	280	(471)	(336)	—	(527)
Net increase (decrease) in cash and cash equivalents	90,326	(2,784)	(2,144)	—	85,398
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$387,891	$16,822	$7,262	$—	$411,975

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$151,200	$76,028	$(9,505)	$(93,418)	$124,305
Investing activities:
Purchases of property and equipment	(21,533)	(1,833)	—	—	(23,366)
Businesses acquired, net of cash acquired	12	—	—	—	12
Net cash used in investing activities	(21,521)	(1,833)	—	—	(23,354)
Financing activities:
Decrease of restricted cash	—	73	—	—	73
Payments under notes payable obligations	(126,731)	—	—	—	(126,731)
Principal repayments on capital lease obligations	(2,774)	—	—	—	(2,774)
Proceeds from issuance of stock	432	—	—	—	432
Tax benefit from equity awards	259	—	1	—	260
Repurchase of restricted stock awards and common stock	(10,762)	—	—	—	(10,762)
(Distribution to) investment by parent	—	(95,596)	2,178	93,418	—
Net cash (used in) provided by financing activities	(139,576)	(95,523)	2,179	93,418	(139,502)
Effect of foreign exchange rates on cash and cash equivalents	420	(17)	(292)	—	111
Net decrease in cash and cash equivalents	(9,477)	(21,345)	(7,618)	—	(38,440)
Cash and cash equivalents at beginning of period	48,061	27,092	13,944	—	89,097
Cash and cash equivalents at end of period	$38,584	$5,747	$6,326	$—	$50,657

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning the conditions in our industries, our operations and economic performance, and our business and growth strategy. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to control or predict. These forward-looking statements are based on estimates and assumptions made by our management that we believe to be reasonable but are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those described in this report, in Part II, “Item 1A. Risk Factors” and in subsequent filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.
Overview
Planned Company Separation
On June 21, 2016, we announced our intention to separate into two independent and publicly traded companies. One company will consist of the majority of our Information Services, while the other will focus on providing Order Management and Numbering Services. Information Services includes Marketing Services, Security Services and Data Services. Order Management and Numbering Services will provide Local Number Portability Administration, number administration and ancillary numbering services as well as order and inventory management solutions. We intend to accomplish the separation through a tax-free spin-off, which we expect to occur over the next twelve months. The separation is subject to final approval by our Board of Directors, as well as a number of market and regulatory conditions, including, among others, effectiveness of the Form 10 to be filed with the Securities and Exchange Commission.
Second Quarter 2016 Activity
During the second quarter, we expanded our highly competitive solutions by entering into new strategic partnerships. In particular, we entered into a partnership with Limelight Networks to create the world's largest and most distributed DDoS mitigation network by increasing our protection capability from 1.2 to 10.0 Terabits per second across 27 global locations. In addition, we partnered with Experian to enhance our clients' ability to onboard offline data with greater addressable coverage and expanded activation options across direct match partners in addressable TV, mobile, display and email channels. Marketers can also integrate the enhanced offering with Neustar's PlatformOne. Marketers will be able to use this best-in-class solution to target and deliver audience data wherever they need to without any data loss, extra costs or inefficiencies that come from a disjointed multi-partner approach. In addition, during the second quarter, we continued to provide NPAC Services of outstanding quality to our customers.
During the second quarter, we generated revenue of $297.6 million, an increase of 16% from $256.8 million in the second quarter of 2015. This increase was driven by 2015 acquisitions and the continuation of strong demand for our solutions in Marketing Services. Our Marketing Services revenue for the quarter increased 56% to $63.9 million from $40.9 million in the second quarter of 2015. Our Security Services revenue increased 22% to $49.3 million from $40.5 million in the second quarter of 2015, driven by the acquisition of Bombora Technologies. Our Data Services increased 13% to $55.8 million from $49.2 million, this increase was driven by the caller authentication assets acquired from TNS. Our NPAC Services revenue increased 2% to $128.5 million from $126.2 million due to revenue from the transition statement of work under our contracts to provide LNPA services.
On March 26, 2015, the Federal Communications Commission, or FCC, approved a competitor to serve as the next Local Number Portability Administrator, or LNPA, and authorized the North American Portability Management LLC, or NAPM, to begin contract negotiations with that competitor.  On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation. On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule concluded on December 17, 2015. Oral arguments before the Court of Appeals have been scheduled for September 13, 2016.
On April 7, 2015, we amended our seven regional contracts with the NAPM. Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million until the termination of these contracts. In addition to LNPA services, we are providing certain transition services under this amendment on a cost-plus basis. On July 1, 2016, we received a notice of non-renewal from the NAPM informing us of its election not to renew the master agreements that expire on September 30, 2016. NAPM may require us to continue to provide LNPA services under the current contract terms. In order to continue to receive the pricing terms under the current contracts, NAPM must provide us with at least one termination notice during the current term, which must establish a termination date that is 180 days after the date of notice. Based on the published timeline to transition LNPA services to another vendor, we do not expect that the NAPM will provide a termination notice that results in the termination of our services during the next twelve months. We cannot be certain how long we will provide LNPA services; however, we will continue to provide services under the current terms of the NAPM contracts for as long as required by NAPM. On April 20, 2016, the NAPM Transition Oversight Manager, or the TOM, published a preliminary transition timeline which extends through the third quarter of 2017. During its webinar on June 21, 2016, the TOM subsequently stated that the preliminary transition timeline would likely be revised to account for delays in the transition process. On July 25, 2016 the FCC issued an Order approving the proposed contract between the NAPM and a competitor.
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
Loss of the NPAC contracts will have a material adverse impact on our future operating results when compared to our current financial profile.  We expect to lose approximately $500 million of annual revenue and this loss will adversely impact our income from operations and operating margin.  Additionally, this loss may have a disproportionate material negative impact on our operating margin because of the largely fixed and shared cost structure that is designed to support all of our services.  As a result of the uncertain contract end date and due to our cost structure, which is organized by function, we are currently analyzing the impact of the termination of the contracts on our income from operations in an effort to quantify such impacts.  Our disclosure will expand as we evaluate the cost structure that will be in place to support our ongoing business or as we learn more about the timing of the contract termination.
Given the facts and circumstances described above, we determined that the structure of our organization is appropriate at this time.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, for certain matters that may bear on our results of operations.
For a discussion of selected critical accounting policies refer to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2016
The following table presents an overview of our results of operations for the three months ended June 30, 2015 and 2016:

	Three Months Ended June 30,
	2015	2016	2015 vs. 2016
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$256,767	$297,565	$40,798	15.9%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	67,551	90,237	22,686	33.6%
Sales and marketing	50,942	54,288	3,346	6.6%
Research and development	5,997	5,260	(737)	(12.3)%
General and administrative	24,729	27,238	2,509	10.1%
Depreciation and amortization	29,438	38,829	9,391	31.9%
Restructuring charges	—	6,129	6,129	100.0%
Separation costs	—	4,218	4,218	100.0%
	178,657	226,199	47,542	26.6%
Income from operations	78,110	71,366	(6,744)	(8.6)%
Other (expense) income:
Interest and other expense	(6,481)	(15,691)	(9,210)	142.1%
Interest income	69	67	(2)	(2.9)%
Income before income taxes	71,698	55,742	(15,956)	(22.3)%
Provision for income taxes	26,640	17,621	(9,019)	(33.9)%
Net income	$45,058	$38,121	$(6,937)	(15.4)%
Net income per common share:
Basic	$0.81	$0.70
Diluted	$0.80	$0.69
Weighted average common shares outstanding:
Basic	55,377	54,458
Diluted	56,238	55,082
Revenue
Revenue. Revenue increased $40.8 million driven by revenue from acquisitions closed in 2015 and strong demand for our Marketing Services. Revenue from our Marketing Services increased $23.0 million driven by a $14.4 million contribution from MarketShare, acquired in the fourth quarter of 2015, and increased demand for our services that our clients use to make informed and high impact decisions to promote their products and services.
Security Services revenue increased $8.9 million driven by an increase in revenue of $10.5 million from domain name registries, partially offset by a decrease in revenue of $1.7 million from DNS services. The increase in revenue from domain name registries was driven by an $8.5 million contribution from the acquisition of Bombora Technologies, which included $3.3 million in revenue resulting from the consolidation of the customer base. The remaining increase in domain name registries was driven by continued growth in the number of domain names under management.
Data Services revenue increased $6.6 million. Revenue from caller identification services increased $19.1 million driven by a $15.4 million contribution from the caller authentication assets we acquired from TNS. This increase was partially offset by a $9.7 million decrease in revenue from the expiration of our contract to serve as the registry operator for U.S. Common Short Codes in 2015. In addition, revenue from carrier provisioning services decreased $1.5 million due to the completion of client projects and revenue from user authentication and rights managements services decreased $1.3 million.
Revenue from our NPAC Services increased $2.3 million driven by the transition statement of work under our contracts to provide LNPA services.

Expense
Cost of revenue. Cost of revenue increased $22.7 million, including $20.2 million of operating expense related to acquisitions. This increase of $22.7 million was due to an increase of $9.9 million in costs related to our information technology and systems and an increase of $8.9 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, maintenance and hardware costs. The increase of $8.9 million in personnel and personnel-related expense was due to a $7.9 million increase in personnel costs driven by headcount growth from acquisitions and a $1.0 million increase in stock-based compensation. In addition, cost of revenue increased due to a $2.7 million increase in royalty costs and a $1.1 million increase in contractor costs.
Sales and marketing. Sales and marketing expense increased $3.3 million, including $9.2 million of operating expense related to acquisitions. This increase of $3.3 million was due to an increase of $4.6 million in personnel and personnel-related expense and an increase of $0.4 million in maintenance and general facilities costs. The increase of $4.6 million in personnel and personnel-related expense was due to a $3.8 million increase in personnel costs and a $0.8 million increase in stock-based compensation. These increases were partially offset by a $1.7 million decrease in advertising and marketing costs.
Research and development. Research and development expense decreased $0.7 million, including $0.3 million of operating expense related to acquisitions. This decrease of $0.7 million was due to personnel and personnel-related expense.
General and administrative. General and administrative expense increased $2.5 million, including $2.2 million of operating expense related to acquisitions. This increase of $2.5 million was due to a $2.1 million gain from the sale of certain assets and liabilities in the second quarter of 2015 with no comparable benefit in the second quarter of 2016. In addition, general facilities costs increased $1.0 million, and personnel and personnel-related costs increased $0.3 million due to a $1.0 million increase in personnel costs, partially offset by a $0.7 million decrease in stock-based compensation. These increases were partially offset by a $0.9 million decrease in professional fees.
Depreciation and amortization. Depreciation and amortization expense increased $9.4 million, including $8.9 million in expense related to acquisitions. Amortization expense increased $8.6 million related to acquired intangible assets.
Restructuring charges. Restructuring charges increased $6.1 million due to a plan initiated in the first quarter of 2016 to achieve efficiencies in connection with the integration of our recent acquisitions and the review of our go-to-market strategy.
Separation costs. During the three months ended June 30, 2016, we incurred separation costs of $4.2 million. We announced our intention to separate into two independent and publicly traded companies through a tax-free spin-off. Separation costs recorded in the second quarter related to activities supporting the decision to separate and the commencement of planning for the separation. These costs include professional fees for outside advisory services including legal, finance, accounting and related services.
Interest and other expense. Interest and other expense increased $9.2 million due to an increase of $9.6 million in interest expense, partially offset by a net increase of $0.5 million in foreign currency transaction gains. The increase in interest expense was driven by borrowings under the 2015 Incremental Term Facility and an increase in the interest rate under our 2013 Term Facility.
Interest income. Interest income for the three months ended June 30, 2016 was comparable to the interest income for the three months ended June 30, 2015.
Provision for income taxes. Our effective tax rate, including discrete items, for the three months ended June 30, 2016 decreased to 31.6% from 37.2% for the three months ended June 30, 2015 primarily due to our federal research and development credit, which was not available to us in the first half of 2015, and the reversal of certain unrecognized tax benefits upon the expiration of certain statutes of limitations. Excluding discrete tax items, our effective tax rate was approximately 34.5% and 36.7% for the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2016
The following table presents an overview of our results of operations for the six months ended June 30, 2015 and 2016:

	Six Months Ended June 30,
	2015	2016	2015 vs. 2016
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$508,155	$584,863	$76,708	15.1%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	131,709	181,588	49,879	37.9%
Sales and marketing	97,676	109,611	11,935	12.2%
Research and development	12,451	12,809	358	2.9%
General and administrative	49,386	54,756	5,370	10.9%
Depreciation and amortization	59,362	77,311	17,949	30.2%
Restructuring charges	—	8,793	8,793	100.0%
Separation costs	—	4,218	4,218	100.0%
	350,584	449,086	98,502	28.1%
Income from operations	157,571	135,777	(21,794)	(13.8)%
Other (expense) income:
Interest and other expense	(13,203)	(32,802)	(19,599)	148.4%
Interest income	295	241	(54)	(18.3)%
Income before income taxes	144,663	103,216	(41,447)	(28.7)%
Provision for income taxes	53,391	33,720	(19,671)	(36.8)%
Net income	$91,272	$69,496	$(21,776)	(23.9)%
Net income per common share:
Basic	$1.64	$1.28
Diluted	$1.61	$1.26
Weighted average common shares outstanding:
Basic	55,676	54,205
Diluted	56,563	54,980
Revenue
Revenue. Revenue increased $76.7 million driven by revenue from acquisitions closed in 2015 and strong demand for our Marketing Services. Revenue from our Marketing Services increased $43.5 million driven by a $25.7 million contribution from MarketShare, acquired in the fourth quarter of 2015, and increased demand for our services that help clients make informed and high impact decisions to promote their products and services.
Security Services revenue increased $17.9 million driven by an increase in revenue of $17.0 million from domain name registries and an increase in revenue of $0.9 million resulting from demand for our DNS services. The increase in revenue from domain name registries was driven by a $13.1 million contribution from the acquisition of Bombora Technologies, which included $3.3 million in revenue resulting from the consolidation of the customer base. The remaining increase in domain name registries was driven by continued growth in the number of domain names under management.
Data Services revenue increased $11.6 million. Revenue from caller identification services increased $36.2 million driven by a $32.3 million contribution from the caller authentication assets we acquired from TNS. This increase was partially offset by a $18.9 million decrease in revenue from the expiration of our contract to serve as the registry operator for U.S. Common Short Codes in 2015. In addition, revenue from user authentication and rights managements services decreased $3.0 million, and revenue from carrier provisioning services decreased $2.8 million due to the completion of client projects.
Revenue from our NPAC Services increased $3.8 million driven by the transition statement of work under our contracts to provide LNPA services.

Expense
Cost of revenue. Cost of revenue increased $49.9 million, including $42.5 million of operating expense related to acquisitions. This increase of $49.9 million was due to an increase of $23.8 million in costs related to our information technology and systems and an increase of $19.6 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, maintenance and hardware costs. The increase of $19.6 million in personnel and personnel-related expense was due to a $18.3 million increase in personnel costs driven by headcount growth from acquisitions and a $1.3 million increase in stock-based compensation. In addition, cost of revenue increased due to a $3.9 million increase in royalty costs and a $2.5 million increase in contractor costs.
Sales and marketing. Sales and marketing expense increased $11.9 million, including $20.0 million of operating expense related to acquisitions. This increase of $11.9 million was due to an increase of $12.0 million in personnel and personnel-related expense and an increase of $0.9 million in maintenance and general facilities costs. The increase of $12.0 million in personnel and personnel-related expense was due to a $10.9 million increase in personnel costs and a $1.1 million increase in stock-based compensation. These increases were partially offset by a $1.0 million decrease in advertising and marketing costs
Research and development. Research and development expense increased $0.4 million, including $1.6 million of operating expense related to acquisitions. This increase of $0.4 million was due to personnel and personnel-related expense.
General and administrative. General and administrative expense increased $5.4 million, including $4.9 million of operating expense related to acquisitions. This increase of $5.4 million was due to an increase of $2.6 million in personnel and personnel-related costs, a $2.1 million gain from the sale of certain and assets and liabilities in the second quarter of 2015 with no comparable benefit in the second quarter of 2016, and an increase of $0.7 million in general facilities costs. The increase of $2.6 million in personnel and personnel-related expense was due to a $2.4 million increase in personnel costs and a $0.2 million increase in stock-based compensation.
Depreciation and amortization. Depreciation and amortization expense increased $17.9 million, including $17.8 million in expense related to acquisitions. Amortization expense increased $17.2 million related to acquired intangible assets.
Restructuring expense. Restructuring charges increased $8.8 million due to a plan initiated in the first quarter of 2016 to achieve efficiencies in connection with the integration of our recent acquisitions and the review of our go-to-market strategy.
Separation costs. During the six months ended June 30, 2016, we incurred separation costs of $4.2 million. We announced our intention to separate into two independent and publicly traded companies through a tax-free spin-off. Separation costs recorded in the second quarter related to activities supporting the decision to separate and the commencement of planning for the separation. These costs include professional fees for outside advisory services including legal, finance, accounting and related services.
Interest and other expense. Interest and other expense increased $19.6 million due an increase of $19.7 million in interest expense driven by borrowings under the 2015 Incremental Term Facility and an increase in the interest rate under our 2013 Term Facility.
Interest income. Interest income for the six months ended June 30, 2016 was comparable to the interest income for the six months ended June 30, 2015.
Provision for income taxes. Our effective tax rate, including discrete items, for the six months ended June 30, 2016 decreased to 32.7% from 36.9% for the six months ended June 30, 2015, primarily due to the reversal of certain unrecognized tax benefits upon the completion of an IRS audit and expiration of certain statutes of limitations. Excluding discrete tax items, our effective tax rate was approximately 34.5% and 36.7% for the six months ended June 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by our operating and financing activities. Our principal uses of cash have been to fund acquisitions, share repurchases, debt service requirements and capital expenditures. We anticipate that our principal uses of cash in the future will be for debt service requirements and capital expenditures. Total cash and cash equivalents were $50.7 million at June 30, 2016, a decrease of $38.4 million from $89.1 million at December 31, 2015. This decrease in cash and cash equivalents was driven by cash used to reduce the outstanding principal under the 2013 Credit Facilities, partially offset by cash provided by operating activities.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for at least the next twelve months.

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
In anticipation of the scheduled maturity of our indebtedness, we intend to seek to refinance all or a portion of the 2013 Credit Facilities prior to their maturity. There can be no assurance that we will be able to refinance these credit facilities on terms more favorable to us or at all. See “Risks related to the notes and our other indebtedness” in Part II, Item IA of this Quarterly Report.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the six months ended June 30, 2016 was $124.3 million, as compared to $165.1 million for the six months ended June 30, 2015. This $40.8 million decrease in net cash provided by operating activities was the result of a decrease in net income of $21.8 million, an increase in non-cash adjustments of $24.7 million and a decrease in net changes in operating assets and liabilities of $43.7 million.
Non-cash adjustments increased $24.7 million, driven by an increase of $17.9 million in depreciation and amortization expense, an increase of $7.2 million in amortization of deferred financing costs and original issue discount on debt, an increase of $2.8 million in stock-based compensation, and a decrease of $0.6 million in gain on asset disposals. These total increases of $28.5 million in non-cash adjustments were partially offset by a decrease of $3.4 million in deferred income taxes, a decrease of $0.3 million in the provision for doubtful accounts, and an increase of $0.2 million in tax benefit from equity awards.
Cash provided by net changes in operating assets and liabilities decreased $43.7 million primarily due to a decrease of $38.3 million in accounts payable and accrued expenses, a decrease of $7.9 million in other liabilities, a decrease of $3.5 million in income taxes, a decrease of $2.3 million in deferred costs and a decrease of $2.2 million in prepaid expenses and other current assets. These total decreases of $54.2 million in net changes in operating assets and liabilities were partially offset by an increase of $5.3 million in other assets, a net increase of $3.2 million in accounts and unbilled receivables and an increase of $1.9 million in deferred revenue.
Cash flows from investing
Net cash used in investing activities for the six months ended June 30, 2016 was $23.4 million, as compared to $13.4 million for six months ended June 30, 2015. This $10.0 million increase in net cash used in investing activities was due to an increase in cash used for purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $139.5 million for the six months ended June 30, 2016, as compared to $65.8 million for the six months ended June 30, 2015. This $73.7 million increase in net cash used in financing activities was due to an increase of $122.7 million in principal payments under our 2013 Credit Facilities, a decrease of $4.9 million in cash proceeds from the issuance of stock and an increase of $0.9 million in cash used in principal repayments on capital lease obligations. These total increases of $128.5 million in cash used in financing activities was partially offset by a decrease of $54.2 million in cash used for share repurchases and for the net down of employee shares, cash provided of $0.4 million due to a net change in restricted cash and an increase of $0.2 million in tax benefit from equity awards.
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
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 27, 2015, approving a recommendation by the North American Numbering Council for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law.  On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015; the briefing schedule concluded on December 17, 2015.  Oral arguments before the Court of Appeals have been scheduled for September 13, 2016.

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
When our seven contracts with North American Portability Management LLC are terminated, the timing of which is uncertain, our revenue and profitability will be materially adversely affected. *
We cannot be certain when our contracts to provide local number portability services will be terminated. On July 1, 2016, we received a notice of non-renewal from the NAPM informing us of its election not to renew the master agreements that expire on September 30, 2016. The NAPM may require us to continue to provide LNPA services under the current contract terms. In order to continue to receive the pricing terms under the current contracts, NAPM must provide us with at least one termination notice during the current term, which must establish a termination date that is 180 days after the date of notice. Based on the published timeline to transition the LNPA services to another vendor, we do not expect that the NAPM will provide a termination notice that results in the termination of our services during the next twelve months. We cannot be certain how long we will provide LNPA services; however, we will continue to provide services to the NAPM for as long as it requires us. On April 20, 2016, the NAPM Transition Oversight Manager, or TOM, published a preliminary overall transition timeline that showed the transition period extending through the third quarter of 2017. Further, during its webinar on June 21, 2016, the

TOM stated that the preliminary transition timeline would likely be revised to account for delays in the transition process. On July 25, 2016 the FCC issued an Order approving the proposed contract between the NAPM and a competitor.
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
Regulatory and statutory changes that affect us or the communications industry in general may increase our costs or otherwise adversely affect our business.*
Certain of our domestic operations and many of our clients’ operations are subject to regulation by the FCC and other federal, state and local agencies. As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC may change. If such statutory or regulatory changes were to occur, the demand for many of our services could change in ways that we cannot predict and our revenue could decline, or our costs could increase due to such changes. These risks include the ability of the federal government, most notably the FCC, the Department of Commerce and the Federal Trade Commission, to:

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
Further, the current regulatory environment for Internet communications, products and services generally is uncertain and various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled. It may take several years to determine whether and how existing and future laws, such as those governing intellectual property, privacy, libel, telecommunications services and taxation, apply to the Internet and to related products and services such as ours, and substantial resources may be required to comply with regulations or bring any non-compliant business practices into compliance with such regulations. For example, on March 31, 2016, the FCC adopted a Notice of Proposed Rulemaking seeking comment on updated rules to govern the use and disclosure of Customer Proprietary Network Information in the context of broadband Internet access services, as well as associated customer privacy and data security rules. Until the FCC adopts final rules in this area, it is difficult for us to assess the cost of compliance or the extent to which these proposals may otherwise affect our business. Our failure or the failure of our clients and others with whom we transact business to comply with existing or future regulatory or other legal requirements could materially adversely affect our business, financial condition and results of operations.
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
Regulatory and statutory requirements, changes in requirements regarding privacy and data protection or public perceptions of data usage may increase our costs or otherwise adversely affect our business.*
Our business operations are subject to a variety of complex privacy and data protection laws and regulations in the United States at both the state and federal levels, and in other jurisdictions. These statutory and regulatory requirements are evolving, increasing in complexity and number, and may change significantly. How companies collect, process, use, store, share or transmit personal data is subject to increasing scrutiny by governments as well as the public, which could influence the adoption of legislation or regulation. Certain collection and use of personal data may engender distrust of businesses based on such activities, which may lead to additional governmental restrictions on and reduced demand for our information services. New statutory or regulatory developments could restrict how we collect, manage, aggregate and use information. There may be conflicts among the privacy and data protections laws adopted by the various countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and could be interpreted in ways that could restrict our use of data to provide information services to our clients or otherwise harm our business. We may need to incur significant costs or modify our business practices and/or our services in order to comply with existing or revised laws and regulations, or to adapt to changing public attitudes about data usage. For example, we previously relied on a common European Union - United States “safe harbor” framework for the transfer of certain personal information from the European Union to the United States. In October 2015, the European Court of Justice ruled that the safe harbor framework was invalid. As a result, regulators in individual European Union member states will retain control over data privacy requirements and we may be subject to additional obligations that could require us to change our business practices and/or incur additional costs. In addition, on March 31, 2016, the FCC adopted a Notice of Proposed Rulemaking seeking comment on updated rules to govern the use and disclosure of Customer Proprietary Network Information in the context of broadband Internet access services, as well as associated customer privacy and data security rules. Until the FCC adopts final rules in this area, it is difficult for us to assess the cost of compliance or the extent to which these proposals may otherwise affect our business. Any restrictions on our ability to provide services to clients or costs to modify our business practices and/or services could have a material adverse effect on our results of operations or prospects. If we are not able to comply with applicable laws, we may be subject to significant monetary penalties, orders demanding that we cease alleged noncompliant activities, fines and/or criminal prosecution in one or more jurisdictions. These or other remedies could have a material adverse effect on our results of operation or financial condition. Our failure or alleged failure to comply with privacy and data protection laws, or with public attitudes about data usage, including any perception of our practices as an invasion of privacy, could harm our reputation, result in legal actions against us by governmental authorities or private claimants or cause us to lose clients, any of which could have a material adverse effect on our results of operations or prospects.

Reorganization activities could disrupt our business and affect our results of operations.*
We have previously taken steps, including reductions in force, office closures, and internal reorganizations to reduce the size and cost of our operations, improve efficiencies, and align our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize additional operating synergies and profitability objectives, or better reflect changes in the strategic direction of our business such as the intended separation of our Company into two independent publicly-traded companies. These changes could be disruptive to our business, including our research and development efforts, and may result in significant expense, including accounting charges for technology-related write-offs, workforce reduction costs and charges relating to consolidation of facilities. Substantial expense or charges resulting from reorganization activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
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
Risks related to financial market conditions
We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.*
The general economic and capital market conditions in the United States and other parts of the world deteriorated significantly in 2008, adversely affecting access to capital and increasing the cost of capital. Although conditions have improved, a large degree of uncertainty remains both domestically and abroad, which continues to adversely impact access to, and the cost of, capital. If funds generated by our operations or available under our Amended 2013 Credit Facilities are insufficient to fund our future activities, including acquisitions, organic business ventures, or capital expenditures, we may need to raise additional funds through public or private equity or debt financing.
In anticipation the scheduled maturity of our indebtedness, we may seek to refinance all or a portion of the 2013 Credit Facilities. If unfavorable capital market conditions exist when we seek additional financing, we may not be able to raise sufficient capital on favorable terms or at all. In addition, we cannot be certain when our contracts to provide NPAC Services will terminate. On July 1, 2016, we received a notice of non-renewal from the NAPM informing us of its election not to renew the master agreements that expire on September 30, 2016. NAPM may require us to continue to provide LNPA services under the current contract terms. In order to continue to receive the pricing terms under the current contracts, NAPM must provide us with at least one termination notice during the current term, which must establish a termination date that is 180 days after the date of notice. Based on the published timeline to transition LNPA services to another vendor, we do not expect that the NAPM will provide a termination notice that results in the termination of our services during the next twelve months. We cannot be certain how long we will provide LNPA services; however, we will continue to provide services under the current terms of the NAPM contracts for as long as required by NAPM. On April 20, 2016, the NAPM Transition Oversight Manager, or the TOM, published a preliminary transition timeline which extends through the third quarter of 2017. During its webinar on June 21, 2016, the TOM subsequently stated that the preliminary transition timeline would likely be revised to account for delays in the transition process. On July 25, 2016 the FCC issued an Order approving the proposed contract between the NAPM and a competitor.
After these contracts terminate, our annual revenue will decrease by approximately $500 million. Furthermore, we significantly increased our indebtedness for borrowed money in 2015 from $783.3 million as of December 31, 2014 to $998.9 million as of June 30, 2016. The loss of revenue when our contracts to provide NPAC Services terminate and/or our additional indebtedness for borrowed money may adversely affect our ability to raise sufficient capital on favorable terms or at all. In addition, the increased outstanding debt balance under our credit facilities and the corresponding increase in our leverage ratio may also make it more difficult or more expensive for us to obtain additional debt financing or other sources of capital. Failure to obtain capital on a timely basis could have a material adverse effect on our results of operations and we may not be able to fund further organic and inorganic growth of our business.
Risks related to the notes and our other indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
As of June 30, 2016, borrowings under our 2013 Credit Facilities, Senior Notes and 2015 Incremental Term Facility were approximately $998.9 million, and we had unused revolving commitments of $7.9 million (after giving effect to borrowings of $175.0 million and $17.1 million of outstanding letters of credit). In addition, our 2013 Term Facility allows us to request one or more increases to the available term commitments under such facility. We are entitled to request such increases in an amount such that, after giving effect to such increases, either (a) the aggregate amount of increases does not exceed $400 million or (b) our consolidated secured leverage ratio on a pro forma basis after giving effect to any such increase is below 2.50 to 1.00. As of June 30, 2016, the total amount of such potential incremental increases we could request was approximately $482.1 million.
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
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.8 million change in annual interest expense on our indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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
Risk Related to the Company's Planned Separation*
Our plan to separate into two independent publicly-traded companies may not be completed as expected, on the anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.*
On June 21, 2016, we announced our intention to separate into two independent publicly traded companies through a tax-free spin-off. Completion of the spin-off will be contingent upon a number of factors, including the effectiveness of a Registration Statement on Form 10 to be filed by the company to be spun off, final approval of our Board of Directors, receipt of an opinion from tax counsel and satisfaction of other customary conditions. Unanticipated developments, including changes in the competitive conditions of our markets, delays in obtaining any required regulatory or third party approvals, difficulties in refinancing our existing credit facilities and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.
We expect that completing the proposed separation will be time-consuming and require significant effort and expense; these costs may be significantly higher than anticipated and may not yield a discernible benefit if the separation is not completed.
The proposed separation will require significant time and attention from our management and employees, which could disrupt or adversely affect our business.*
The proposed separation will require significant time and attention from our management and employees, including, in particular, employees in our finance, human resources and legal departments. Preparing for the proposed separation may distract our management and employees’ attention away from running our day-to-day operations or developing and implementing other business initiatives. Such diversion of management and employee time and focus could adversely affect our business, financial results and results of operations.
The proposed separation may make it more difficult to attract and retain qualified employees.*
Uncertainty related to the proposed separation of our company into two independent publicly traded companies, including the prospects of such companies following the separation, may make it more difficult for us to attract, retain and motivate qualified employees. Our employees’ attention may also be distracted due to uncertainty about their future roles with either of the separate companies. These difficulties could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
The separation may not achieve some or all of the anticipated benefits.*
We may not realize, or may not achieve when expected, some or all of the anticipated strategic, financial, operational, marketing or other benefits from the proposed separation. The two independent publicly-traded companies will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition and results of operations. Separating the businesses may also eliminate or reduce synergies that existed prior to the separation. Further, we cannot assure you that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.*
Uncertainty related to the proposed separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with our competitors. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation.
The separation could result in substantial tax liability.*
We intend to obtain an opinion of outside tax counsel that the separation should not result in recognition, for U.S. federal income tax purposes, of income, gain or loss by us or our stockholders (except with respect to cash received in lieu of fractional shares of the new publicly traded company). In addition, we may elect to seek a private letter ruling from the IRS regarding certain specific U.S. federal income tax matters relating to the proposed separation and certain related transactions. The opinions of outside tax counsel and any IRS private letter ruling will be subject to the continuing validity of various factual assumptions and representations reflected therein. If any of these assumptions or representations are, or become, inaccurate or incomplete, we may not be able to rely on the opinions and/or IRS private letter ruling. In addition, an opinion of outside counsel is not binding on the IRS or any court. Accordingly, even if we receive a private letter ruling and a tax opinion, the IRS could determine that the distribution of the common stock of the new publicly traded company is a taxable transaction and a court could agree with the IRS. If the distribution of such common stock is a taxable transaction, we and our stockholders could have significant tax liabilities. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.
If the proposed spin-off is completed, there may be substantial changes in our stockholder base, which may cause the price of our common stock to fluctuate following the spin-off.*
Our current stockholders may hold Neustar common stock because of a decision to invest in a diversified company with both information services and numbering and order management markets exposure. If the proposed spin-off is completed, our business profile and market capitalization may not match some of our stockholders’ investment strategies, which could cause these investors to sell their shares of Neustar common stock. Excessive selling pressure could cause the market price of Neustar common stock to decrease following the completion of the proposed spin-off.
Risks Related to Our Common Stock
Our common stock price may be volatile.*
The market price of our Class A common stock has fluctuated, and may continue to fluctuate, widely. Fluctuations in the market price of our Class A common stock could be caused by many things, including:

•	our perceived prospects and the prospects of the Telecom, Internet and data analytics industries in general;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	uncertainty about the length of the remaining term under our contracts with NAPM;

•	an unfavorable outcome, or uncertainty about the outcome, of our legal challenge to the FCC Order approving a new LNPA;

•	uncertainty regarding the timing or terms of our separation, or the prospects of the two companies into which we plan to separate;

•	changes in general valuations for communications and data analytics companies;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	sales of our Class A common stock by our officers, directors or principal stockholders;

•	sales of significant amounts of our Class A common stock in the public market, or the perception that such sales may occur;

•	sales of our Class A common stock due to a required divestiture under the terms of our certificate of incorporation; and

•	changes in general economic or market conditions and broad market fluctuations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 through April 30, 2016	3,036	$24.38
May 1 through May 31, 2016	5,306	23.15
June 1 through June 30, 2016	8,015	24.55
Total	16,357	$24.06

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

NeuStar, Inc.

Date:	July 28, 2016	By:	/s/ Paul S. Lalljie
Paul S. Lalljie
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description
(3.1)	Third Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015.

(3.2)	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015.

(10.36)	Amended and Restated NeuStar. Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Annex B to our Definitive Proxy Statement on Schedule 14A, filed on April 29, 2016.†

10.48	Form of Performance-Vested Restricted Stock Unit Award Agreement. †

10.49	Form of Restricted Stock Unit Award Agreement. †

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

†	Compensation arrangement.