Form 10-Q
period 2016-09-30
NEUSTAR INC
filed 2016-10-27
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 54,572,524 shares of Class A common stock, $0.001 par value, and 1,864 shares of Class B common stock, $0.001 par value, outstanding at October 24, 2016.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	September 30, 2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,097	$56,199
Restricted cash	2,363	2,287
Accounts receivable, net of allowance for doubtful accounts of $4,512 and $6,257, respectively	167,593	195,799
Unbilled receivables	17,712	14,001
Prepaid expenses and other current assets	30,216	31,942
Deferred costs	6,676	9,591
Income taxes receivable	5,883	41,324
Total current assets	319,540	351,143
Property and equipment, net	147,764	141,862
Goodwill	1,186,983	1,172,765
Intangible assets, net	529,279	447,902
Other assets, long-term	18,681	18,482
Total assets	$2,202,247	$2,132,154
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	September 30, 2016
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,392	$19,096
Accrued expenses	134,632	106,548
Deferred revenue	91,006	93,661
Notes payable	131,272	100,977
Capital lease obligations	4,791	2,028
Other liabilities	10,875	12,267
Total current liabilities	400,968	334,577
Deferred revenue, long-term	22,998	21,535
Notes payable, long-term	957,509	819,793
Capital lease obligations, long-term	1,831	60
Deferred income tax liabilities, long-term	38,701	36,649
Other liabilities, long-term	56,741	52,080
Total liabilities	1,478,748	1,264,694
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and September 30, 2016	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 80,233,896 and 81,786,092 shares issued; and 53,516,287 and 54,570,683 shares outstanding at December 31, 2015 and September 30, 2016, respectively	80	82
Class B common stock, par value $0.001; 100,000,000 shares authorized; 2,270 and 1,864 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	—	—
Additional paid-in capital	729,273	759,742
Treasury stock, 26,717,609 and 27,215,409 shares at December 31, 2015 and September 30, 2016, respectively, at cost	(920,439)	(932,515)
Accumulated other comprehensive (loss) income	(1,904)	1,135
Retained earnings	916,489	1,039,016
Total stockholders’ equity	723,499	867,460
Total liabilities and stockholders’ equity	$2,202,247	$2,132,154
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$261,653	$300,081	$769,808	$884,944
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	67,108	93,560	198,817	275,148
Sales and marketing	48,911	50,824	146,587	160,435
Research and development	6,009	6,041	18,460	18,850
General and administrative	28,617	28,040	78,003	82,796
Depreciation and amortization	30,272	49,701	89,634	127,012
Restructuring charges	—	2,629	—	11,422
Separation costs	—	2,135	—	6,353
	180,917	232,930	531,501	682,016
Income from operations	80,736	67,151	238,307	202,928
Other (expense) income:
Interest and other expense	(6,775)	(22,179)	(19,978)	(54,981)
Interest income	7	50	302	291
Income before income taxes	73,968	45,022	218,631	148,238
Provision (benefit) for income taxes	23,686	(8,009)	77,077	25,711
Net income	$50,282	$53,031	$141,554	$122,527
Net income per common share:
Basic	$0.93	$0.97	$2.57	$2.26
Diluted	$0.91	$0.96	$2.52	$2.22
Weighted average common shares outstanding:
Basic	54,123	54,542	55,153	54,318
Diluted	55,125	55,432	56,078	55,127
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net income	$50,282	$53,031	$141,554	$122,527
Other comprehensive (loss) income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax	(50)	66	(81)	85
Reclassification for gains included in net income, net of tax	(15)	2	(38)	2
Net change in unrealized gains on investments, net of tax	(65)	68	(119)	87
Foreign currency translation adjustment, net of tax:
Change in foreign currency translation adjustment, net of tax	(2,067)	1,589	(3,134)	2,952
Reclassification adjustment included in net income, net of tax	158	—	572	—
Foreign currency translation adjustment, net of tax	(1,909)	1,589	(2,562)	2,952
Other comprehensive (loss) income, net of tax	(1,974)	1,657	(2,681)	3,039
Comprehensive income	$48,308	$54,688	$138,873	$125,566
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2016
Operating activities:
Net income	$141,554	$122,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,634	127,012
Stock-based compensation	28,111	32,087
Loss on debt modification and extinguishment	—	6,354
Amortization of deferred financing costs and original issue discount on debt	2,561	13,438
Tax benefit from equity awards	(341)	(267)
Deferred income taxes	(2,301)	13,172
Provision for doubtful accounts	5,982	5,399
Gain on disposal of assets	(678)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,644)	(34,458)
Unbilled receivables	(777)	3,705
Prepaid expenses and other current assets	(4,406)	(1,047)
Deferred costs	(1,357)	(4,317)
Income taxes	(856)	(38,453)
Other assets	(264)	4,160
Other liabilities	3,457	(3,749)
Accounts payable and accrued expenses	5,395	(36,869)
Deferred revenue	(7,393)	8
Net cash provided by operating activities	250,677	208,702
Investing activities:
Purchases of property and equipment	(22,448)	(38,030)
Businesses acquired, net of cash acquired	(84,130)	12
Net cash used in investing activities	(106,578)	(38,018)
Financing activities:
(Increase) decrease in restricted cash	(188)	76
Payments under notes payable obligations	(6,094)	(179,170)
Debt issuance costs	—	(10,201)
Principal repayments on capital lease obligations	(3,887)	(4,547)
Proceeds from issuance of stock	7,676	562
Tax benefit from equity awards	341	267
Repurchase of restricted stock awards and common stock	(109,605)	(11,027)
Net cash used in financing activities	(111,757)	(204,040)
Effect of foreign exchange rates on cash and cash equivalents	(493)	458
Net increase (decrease) in cash and cash equivalents	31,849	(32,898)
Cash and cash equivalents at beginning of period	326,577	89,097
Cash and cash equivalents at end of period	$358,426	$56,199
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

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
On June 21, 2016, the Company announced its intention to separate into two independent and publicly traded companies. One company will consist of the majority of the Company's Information Services, which consists of Marketing Services, Security Services and related Data Services. The other company will focus on providing Order Management and Numbering Services. Order Management and Numbering Services will provide Local Number Portability Administration, number administration and ancillary numbering services as well as order and inventory management solutions. The Company intends to accomplish the separation through a tax-free spin-off, which the Company expects to occur in 2017. The separation is subject to final approval by the Company's Board of Directors, as well as a number of market and regulatory conditions, including, among others, effectiveness of the Form 10 to be filed with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

Reclassifications
Within the consolidated statement of cash flows for the nine months ended September 30, 2015, the Company reclassified $9.0 million from cash provided by operating activities to cash used in financing activities related to the exercise of equity awards and presentation of tax benefits to conform with current period presentation.
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
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its term loan facilities, the 2013 Term Facility (as defined in Note 5), the 2015 Incremental Term Facility (as defined in Note 5) and the Amended 2013 Term Facility (as defined in Note 5), using pricing service quotations as quoted by Bloomberg (Level 2) (see Note 5). The Company believes the carrying value of its Amended 2013 Revolving Facility (as defined in Note 5) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2) (see Note 5). The Company determines the fair value of its Senior Notes using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2) (see Note 5).
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2015		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2013 Term Facility (including current portion, net of discount)	$300,328	$296,013	$—	$—
2015 Incremental Term Facility (including current portion, net of discount)	337,947	341,326	—	—
2013 Amended Term Facility (including current portion, net of discount)	—	—	464,292	465,466
2013 Revolving Facility	175,000	175,000	—	—
Amended 2013 Revolving Facility	—	—	175,000	175,000
Senior Notes (including current portion)	300,000	249,000	300,000	273,213
Restricted Cash
As of December 31, 2015 and September 30, 2016, cash of $2.4 million and $2.3 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
Identifiable Intangible Assets
Identifiable intangible assets are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used and are periodically reviewed for impairment. During the three and nine months ended September 30, 2016, the Company recorded an

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

intangible asset impairment charge of $11.1 million related to an asset group (see “Impairment of Long-Lived Assets” below). There were no intangible asset impairment charges recognized during the three and nine months ended September 30, 2015.
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
Impairment of Long-Lived Assets
In accordance with Property, Plant and Equipment Topic of the FASB ASC, the Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Recoverability measurement and estimating undiscounted cash flows are performed at the lowest possible level for which there are identifiable cash flows. If the carrying amount of the assets exceeds the future undiscounted cash flows expected to be generated by those assets, such assets fail the recoverability test and an impairment charge would be recognized and measured as the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.
During the third quarter of 2016, the Company determined that it will discontinue the use of certain technology acquired from Aggregate Knowledge, Inc. (AKI). The Company performed an impairment analysis and concluded that the carrying amount of the AKI asset group exceeded the estimated future undiscounted cash flows of the AKI asset group. The Company performed a recoverability test, determined that the fair value of these long-lived assets was less than the carrying value, and recorded a total impairment charge of $11.1 million, consisting of charges of $10.1 million to write down the carrying value of acquired technology and $1.0 million to write down the carrying value of customer lists and relationships (see Note 4). This $11.1 million impairment charge is included in depreciation and amortization expense on the consolidated statement of operations.
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
Recent Accounting Pronouncements - Not Yet Effective
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The Company currently intends to adopt this standard on January 1, 2018 and is currently evaluating the impact of adoption on its consolidated financial statements.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

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
Bombora Acquisition
On July 30, 2015, the Company acquired Bombora Technologies Pty Ltd (Bombora) and expanded the Company’s registry services. As of September 30, 2016, the final purchase price was $87.7 million. During the nine months ended September 30, 2016, the Company completed the allocation of the purchase price, which did not result in any material changes to either the purchase price or the preliminary valuation of acquired assets and assumed liabilities. Pro forma financial information for this acquisition has not been presented because the financial impact is not material.
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
The transaction was accounted for under the acquisition method of accounting in accordance with the Business Combination Topic of the FASB ASC. The total preliminary purchase price was $442.4 million, consisting of cash consideration of $429.1 million and non-cash consideration of $13.3 million paid in shares of NeuStar Class A Common Stock, which shares are subject to certain transfer restrictions. During the nine months ended September 30, 2016, the Company recorded working capital and escrow adjustments of $1.3 million, reducing the preliminary purchase price to $441.1 million. In addition, the Company adjusted its preliminary valuation of acquired assets and assumed liabilities based upon new information that was received pertaining to acquisition date fair values. During the nine months ended September 30, 2016, the Company adjusted the preliminary valuation the deferred tax asset balance by $16.7 million, the accounts payable and accrued expenses balance by $1.0 million, and the accounts receivable balance by $0.3 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

The allocation of the preliminary purchase price is pending the finalization of the fair value of acquired deferred income tax assets and assumed income and non-income based tax liabilities. The following table summarizes the current preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities and reflects the measurement period adjustments recorded during the nine months ended September 30, 2016 (in thousands):

Cash and cash equivalents	$7,504
Accounts receivable	8,954
Prepaids and other assets	6,344
Accounts payable and accrued expenses	(9,330)
Deferred revenue	(2,062)
Deferred tax asset	5,844
Net tangible assets acquired	17,254
Customer relationships	30,000
Acquired identified technology	100,000
Goodwill	293,832
Total preliminary purchase price allocation	$441,086
As of September 30, 2016, of the total goodwill balance of $293.8 million, approximately $203.0 million is expected to be deductible for tax purposes.
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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Pro forma revenue	$275,183	$807,648
Pro forma income from operations	$73,573	$209,037
Pro forma net income	$41,112	$103,061
Caller Authentication Assets Acquisition
On December 18, 2015, the Company acquired caller authentication assets from Transaction Network Services, Inc., enhancing its position in the caller authentication market that includes subscriber data storage, database management, caller identification and verification services. As of September 30, 2016, the estimated preliminary purchase price was $220.0 million, of which $22.0 million was deposited into escrow to satisfy post-closing indemnification claims. The preliminary purchase price is subject to the finalization of the acquisition date fair value of acquired deferred income tax assets and assumed non-income based tax liabilities. Pro forma financial information for this acquisition has not been presented because the financial impact is not material.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill as of December 31, 2015 and September 30, 2016 is as follows (in thousands):

	December 31, 2015	Acquisitions	Adjustments (1)	Foreign Currency Translation	September 30, 2016
Gross goodwill	$1,280,585	$—	$(17,655)	$3,437	$1,266,367
Accumulated impairments	(93,602)	—	—	—	(93,602)
Net goodwill	$1,186,983	$—	$(17,655)	$3,437	$1,172,765
(1) During the nine months ended September 30, 2016, the Company adjusted the preliminary purchase price paid for certain of its 2015 acquisitions based on adjustments to the preliminary valuation of assets acquired and liabilities assumed in the 2015 acquisitions (see Note 3).
Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31, 2015	September 30, 2016	Weighted- Average Amortization Period (in years)
Intangible assets:
Client lists and relationships	$578,085	$581,685	8.9
Accumulated amortization	(196,806)	(247,205)
Client lists and relationships, net	381,279	334,480

Acquired technology	214,212	204,451	6.2
Accumulated amortization	(66,335)	(91,029)
Acquired technology, net	147,877	113,422

Trade name	8,030	8,011	3.0
Accumulated amortization	(7,919)	(8,011)
Trade name, net	111	—

Non-compete agreement	100	100	3.0
Accumulated amortization	(88)	(100)
Non-compete agreement, net	12	—
Intangible assets, net	$529,279	$447,902
During the third quarter of 2016, the Company performed a recoverability test of its AKI asset group and determined that the fair value of these long-lived assets was less than the carrying value. The Company recorded an impairment charge of $11.1 million, consisting of charges of $10.1 million to write down the carrying value of acquired technology and $1.0 million to write down the carrying value of customer lists and relationships.
Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $16.5 million and $23.8 million for the three months ended September 30, 2015 and 2016, respectively, and $48.0 million and $72.4 million for the nine months ended September 30, 2015 and 2016, respectively. Amortization expense related to intangible assets for the years ended December 31, 2016, 2017, 2018, 2019, 2020 and thereafter is expected to be

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

approximately $94.1 million, $82.6 million, $79.3 million, $72.9 million, $43.9 million and $147.6 million, respectively. Intangible assets as of September 30, 2016 will be fully amortized during the year ended December 31, 2028.

5.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2015	September 30, 2016
2013 Term Facility (net of discount)	$300,328	$—
2013 Term Facility deferred financing fees	(1,683)	—
2015 Incremental Term Facility (net of discount)	337,947	—
2015 Incremental Term Facility deferred financing fees	(9,012)	—
Amended 2013 Term Facility (net of discount)	—	464,292
Amended 2013 Term Facility deferred financing fees	—	(5,798)
2013 Revolving Facility	175,000	—
2013 Revolving Facility deferred financing fees	(2,162)	—
Amended 2013 Revolving Facility	—	175,000
Amended 2013 Revolving Facility deferred financing fees	—	(2,147)
Senior Notes	300,000	300,000
Senior Notes deferred financing fees	(11,637)	(10,577)
Total	1,088,781	920,770
Less: current portion, net of discount	(131,272)	(100,977)
Long-term portion	$957,509	$819,793
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
On December 9, 2015, the Company borrowed $350 million under its incremental term facility (the 2015 Incremental Term Facility). The proceeds of the 2015 Incremental Term Facility were used to consummate the acquisition of MarketShare and to pay related fees and expenses.
On September 28, 2016, the Company entered into the third amendment to the 2013 Credit Facilities to (i) extend the maturity date of the 2013 Revolving Facility (the Amended 2013 Revolving Facility) to January 22, 2019, (ii) consolidate the remaining principal balance outstanding under the 2013 Term Facility and the 2015 Incremental Term Facility into a single term loan facility (the Amended 2013 Term Facility, and together with the Amended 2013 Revolving Facility, the Amended 2013 Credit Facilities) and provide a maturity date of January 22, 2019, (iii) set the annual amortization percentage of the Amended 2013 Term Facility at 22% through December 31, 2017 and 10% thereafter and (iv) lower the eurodollar rate margin and base rate margin for the Amended 2013 Term Facility to (a) if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 2 to 1 after March 1, 2017, 3% and 2%, respectively, and (b) if the Consolidated Leverage Ratio is 2 to 1 or greater, 3.25% and 2.25%, respectively.
The Company may voluntarily prepay the borrowings under the Amended 2013 Credit Facilities at any time in minimum amounts of $1 million or an integral multiple of $500,000 in excess thereof. The Amended 2013 Credit Facilities provide for

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

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
As of September 30, 2016, outstanding borrowings under the Amended 2013 Revolving Facility were $175.0 million and available borrowings under the same facility were $7.0 million, exclusive of outstanding letters of credit totaling $18.0 million.
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
Future Principal Payments
Future principal payments under the Amended 2013 Credit Facilities and the Senior Notes as of September 30, 2016, are as follows (in thousands):

2016	$27,439
2017	109,757
2018	49,889
2019	459,369
2020	—
Thereafter	300,000
Total future principal payments	$946,454
In October 2016, the Company made $40.0 million in voluntary prepayments towards the outstanding principal balance of its Amended 2013 Credit Facilities.
Deferred Financing Costs
On September 28, 2016, the Company amended its 2013 Credit Facilities. Certain creditors in the 2013 Term Facility and the 2015 Incremental Term Facility reinvested in the Amended 2013 Term Facility and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these creditors as a debt modification. Previously deferred fees and costs for existing debt will be amortized over the term of the Amended 2013 Term Facility. Fees paid to the creditors in connection with the amendment were included in the loss on debt extinguishment. The proportionate fees incurred with third parties directly related to the modification were included in debt modification expense. Certain investors in the 2013 Term Facility and the 2015 Incremental Term Facility either did not invest in the Amended 2013 Term Facility or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. Previously deferred fees and costs for existing debt were included in the loss on debt extinguishment. Fees paid to the creditors in connection with the amendment will be amortized over the term of the Amended 2013 Term Facility. The proportionate fees incurred with third parties directly related to the modification will be amortized over the term of the Amended 2013 Term Facility.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

Further, the borrowing capacity of certain investors under the Amended 2013 Revolving Facility was greater than or equal to the borrowing capacity under the 2013 Revolving Facility. Accordingly, fees and costs incurred related to the amendment on September 28, 2016, as well as unamortized deferred financing costs, associated with the 2013 Revolving Facility, will be amortized over the term of the Amended 2013 Revolving Facility. The borrowing capacity of certain investors under the Amended 2013 Credit Facility was less than the borrowing capacity under the 2013 Revolving Facility. Accordingly, fees paid in 2016 to the creditor and third-party costs incurred in connection with the amendment on September 28, 2016 will be amortized over the term of the Amended 2013 Revolving Facility. Unamortized deferred financing costs associated with the 2013 Revolving Facility were written off in proportion to an investor's decrease in borrowing capacity.
In applying debt modification accounting, the Company recorded $6.4 million in interest and other expense, comprised of $6.0 million in loss on debt extinguishment and $0.4 million in debt modification expense, in connection with this refinancing event.

6.	STOCKHOLDERS’ EQUITY
As of September 30, 2016, a total of 2,736,526 shares were available for grant or award under the Company’s stock incentive plans and a total of 176,474 shares were available to be issued under the Company’s Employee Stock Purchase Plan. On June 15, 2016, at the Company’s annual meeting of stockholders, the Company’s stockholders approved a proposal to make an additional 3,000,000 shares available for grant under the Company’s stock incentive plans. These shares will become available for grant once registered on a Form S-8 filed with the SEC.
Stock-based compensation expense recognized for the three months ended September 30, 2015 and 2016 was $10.4 million and $11.6 million, respectively, and $28.1 million and $32.1 million for the nine months ended September 30, 2015 and 2016, respectively. As of September 30, 2016, total unrecognized compensation expense was estimated at $54.6 million, which the Company expects to recognize over a weighted average period of approximately 1.4 years. Total unrecognized compensation expense as of September 30, 2016 is estimated based on outstanding non-vested stock options, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	1,356,904	$24.70
Granted	—	—
Exercised	(133,794)	16.28
Forfeited	(172,559)	26.77
Outstanding at September 30, 2016	1,050,551	$25.44	$1.5	2.2
Exercisable at September 30, 2016	944,211	$25.33	$1.5	1.9
The aggregate intrinsic value of options exercised for the nine months ended September 30, 2016 was $1.0 million.
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
During the three months ended September 30, 2016, the Company revised its estimate of the level of achievement of the performance target for the 2016 performance year, resulting in a decrease in stock-based compensation expense. The

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

Company’s consolidated net income for the three and nine months ended September 30, 2016 was $53.0 million and $122.5 million, respectively, and diluted net income per common share was $0.96 and $2.22 per share, respectively. If the Company had continued to use the previous estimate of achievement for each respective period, the as adjusted net income for the three and nine months ended September 30, 2016 would have been approximately $52.2 million and $121.0 million, respectively, and the as adjusted diluted net income per common share would have been approximately $0.94 and $2.19 per share, respectively.
The following table summarizes the Company’s non-vested PVRSU activity for the nine months ended September 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2015	1,366,572	$26.78
Granted	1,123,061	24.08
Vested	(882,243)	28.29
Forfeited	(211,584)	26.94
Non-vested at September 30, 2016	1,395,806	$23.63	$37.1
The aggregate intrinsic value of PVRSUs vested during the nine months ended September 30, 2016 was approximately $21.8 million. The Company repurchased 339,783 shares of common stock for an aggregate purchase price of $8.4 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the nine months ended September 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	2,074,120	$30.42
Granted	1,172,334	24.00
Vested	(535,753)	32.12
Forfeited	(231,194)	28.39
Outstanding at September 30, 2016	2,479,507	$27.21	$66.0
The aggregate intrinsic value of restricted stock units vested during the nine months ended September 30, 2016 was approximately $13.0 million. The Company repurchased 191,249 shares of common stock for an aggregate purchase price of $4.6 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

7.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Computation of basic net income per common share:
Net income	$50,282	$53,031	$141,554	$122,527
Weighted average common shares and participating securities outstanding – basic	54,123	54,542	55,153	54,318
Basic net income per common share	$0.93	$0.97	$2.57	$2.26
Computation of diluted net income per common share:
Weighted average common shares outstanding – basic	54,123	54,542	55,153	54,318
Effect of dilutive securities:
Stock-based awards	1,002	890	925	809
Weighted average common shares outstanding – diluted	55,125	55,432	56,078	55,127
Diluted net income per common share	$0.91	$0.96	$2.52	$2.22
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options and warrants, to the extent the impact is dilutive. Common stock options to purchase an aggregate of 754,059 and 1,190,512 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended September 30, 2015 and 2016, respectively. Common stock options to purchase an aggregate of 776,001 and 1,433,707 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the nine months ended September 30, 2015 and 2016, respectively.

8.	RESTRUCTURING CHARGES
2016 Restructuring
During the three and nine months ended September 30, 2016, the Company recorded restructuring charges of $2.6 million and $11.4 million, respectively, related to estimated severance and severance-related costs.

9.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Interest and other expense:
Interest expense	$6,475	$15,191	$19,321	$47,718
Loss on debt modification and extinguishment	—	6,354	—	6,354
Gain on asset disposals	(23)	(123)	(277)	(115)
Foreign currency transaction loss	323	757	934	1,024
Total interest and other expense	$6,775	$22,179	$19,978	$54,981

10.	INCOME TAXES
The Company’s effective tax rate, including discrete tax benefits of $26.4 million, decreased to 17.3% for the nine months ended September 30, 2016 from 35.3% for the nine months ended September 30, 2015, primarily due to a discrete

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

income tax benefit of $23.1 million recorded in the third quarter of 2016 for a worthless stock deduction associated with the liquidation of one of the Company’s domestic subsidiaries for tax purposes. The Company intends to treat the common stock of this subsidiary as worthless for U.S. income tax purposes on its 2016 U.S. federal and state income tax returns.
As of December 31, 2015 and September 30, 2016, the Company had unrecognized tax benefits of $7.5 million and $7.7 million, respectively, of which $6.9 million and $7.0 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three and nine months ended September 30, 2015 and 2016, potential interest and penalties were insignificant. Interest and penalties are primarily due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2009 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. During the first quarter of 2016, the IRS completed an examination of the 2010 federal income tax return of Neustar Information Services, Inc. No adjustments were made as a result of the audit.
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
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing address of the Company’s clients. Geographic area revenue and service revenue from external clients for the three and nine months ended September 30, 2015 and 2016, and geographic area property and equipment as of December 31, 2015 and September 30, 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue by geographical areas:
United States	$240,652	$274,212	$713,696	$810,656
International	21,001	25,869	56,112	74,288
Total revenue	$261,653	$300,081	$769,808	$884,944

Revenue by service:
Marketing Services	$41,108	$63,277	$119,224	$184,871
Security Services	43,150	51,020	123,243	148,990
Data Services	51,198	58,155	148,592	167,119
NPAC Services	126,197	127,629	378,749	383,964
Total revenue	$261,653	$300,081	$769,808	$884,944

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

	December 31, 2015	September 30, 2016
Property and equipment, net
United States	$145,077	$139,791
Australia	2,171	1,431
Other	516	640
Total property and equipment, net	$147,764	$141,862

12.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2015 and September 30, 2016 and for the three and nine months ended September 30, 2015 and 2016 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these condensed consolidated financial statements. The guarantees are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,354	$10,856	$8,989	$—	$56,199
Restricted cash	1,260	1,027	—	—	2,287
Accounts receivable, net	98,916	91,667	5,216	—	195,799
Unbilled receivables	1,897	11,398	706	—	14,001
Prepaid expenses and other current assets	24,971	4,739	2,232	—	31,942
Deferred costs	1,575	4,622	3,394	—	9,591
Income taxes receivable	41,952	—	781	(1,409)	41,324
Intercompany receivable	12,506	—	—	(12,506)	—
Total current assets	219,431	124,309	21,318	(13,915)	351,143
Property and equipment, net	130,503	9,067	2,292	—	141,862
Goodwill	94,153	967,320	111,292	—	1,172,765
Intangible assets, net	11,590	387,189	49,123	—	447,902
Net investments in subsidiaries	1,486,252	—	—	(1,486,252)	—
Other assets, long-term	12,639	2,750	3,093	—	18,482
Total assets	$1,954,568	$1,490,635	$187,118	$(1,500,167)	$2,132,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,537	$7,908	$651	$—	$19,096
Accrued expenses	66,653	32,539	7,356	—	106,548
Deferred revenue	22,595	52,555	18,511	—	93,661
Notes payable	100,977	6,964	3,124	(10,088)	100,977
Capital lease obligations	2,002	—	26	—	2,028
Income taxes payable	—	1,409	—	(1,409)	—
Other liabilities	8,656	2,568	1,043	—	12,267
Intercompany payable	556	—	1,862	(2,418)	—
Total current liabilities	211,976	103,943	32,573	(13,915)	334,577
Deferred revenue, long-term	8,255	6,978	6,302	—	21,535
Notes payable, long-term	819,793	—	—	—	819,793
Capital lease obligations, long-term	60	—	—	—	60
Deferred income tax liabilities, long-term	9,438	20,247	6,964	—	36,649
Other liabilities, long-term	39,757	5,598	6,725	—	52,080
Total liabilities	1,089,279	136,766	52,564	(13,915)	1,264,694
Total stockholders’ equity	865,289	1,353,869	134,554	(1,486,252)	867,460
Total liabilities and stockholders’ equity	$1,954,568	$1,490,635	$187,118	$(1,500,167)	$2,132,154

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$176,980	$85,273	$9,426	$(10,026)	$261,653
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	42,633	28,169	4,680	(8,374)	67,108
Sales and marketing	34,789	15,452	272	(1,602)	48,911
Research and development	5,479	526	4	—	6,009
General and administrative	25,633	2,543	491	(50)	28,617
Depreciation and amortization	13,044	15,940	1,288	—	30,272
	121,578	62,630	6,735	(10,026)	180,917
Income from operations	55,402	22,643	2,691	—	80,736
Other (expense) income:
Interest and other expense	(6,719)	112	(168)	—	(6,775)
Interest income	(7)	5	9	—	7
Income before income taxes and equity income in consolidated subsidiaries	48,676	22,760	2,532	—	73,968
Provision for income taxes	28,303	(5,727)	1,110	—	23,686
Income before equity income in consolidated subsidiaries	20,373	28,487	1,422	—	50,282
Equity income in consolidated subsidiaries	29,909	296	—	(30,205)	—
Net income	$50,282	$28,783	$1,422	$(30,205)	$50,282
Comprehensive income	$51,887	$28,837	$(2,211)	$(30,205)	$48,308

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$170,937	$127,628	$13,735	$(12,219)	$300,081
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	42,051	57,563	5,045	(11,099)	93,560
Sales and marketing	29,200	19,725	2,900	(1,001)	50,824
Research and development	5,636	(79)	484	—	6,041
General and administrative	24,297	2,988	874	(119)	28,040
Depreciation and amortization	13,788	33,462	2,451	—	49,701
Restructuring charges	1,190	951	488	—	2,629
Separation costs	2,135	—	—	—	2,135
	118,297	114,610	12,242	(12,219)	232,930
Income from operations	52,640	13,018	1,493	—	67,151
Other (expense) income:
Interest and other expense	(21,647)	(799)	267	—	(22,179)
Interest income	502	126	(578)	—	50
Income before income taxes and equity income in consolidated subsidiaries	31,495	12,345	1,182	—	45,022
(Benefit) provision for income taxes	(17,090)	9,553	(472)	—	(8,009)
Income before equity income in consolidated subsidiaries	48,585	2,792	1,654	—	53,031
Equity income in consolidated subsidiaries	4,445	194	—	(4,639)	—
Net income	$53,030	$2,986	$1,654	$(4,639)	$53,031
Comprehensive income	$52,119	$3,009	$4,198	$(4,638)	$54,688

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$528,566	$251,752	$16,946	$(27,456)	$769,808
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	130,888	81,323	10,081	(23,475)	198,817
Sales and marketing	107,635	42,492	247	(3,787)	146,587
Research and development	15,976	2,470	14	—	18,460
General and administrative	69,663	7,743	791	(194)	78,003
Depreciation and amortization	39,245	48,534	1,855	—	89,634
	363,407	182,562	12,988	(27,456)	531,501
Income from operations	165,159	69,190	3,958	—	238,307
Other (expense) income:
Interest and other expense	(20,004)	142	(116)	—	(19,978)
Interest income	276	15	11	—	302
Income before income taxes and equity income in consolidated subsidiaries	145,431	69,347	3,853	—	218,631
Provision for income taxes	53,902	21,494	1,681	—	77,077
Income before equity income in consolidated subsidiaries	91,529	47,853	2,172	—	141,554
Equity income in consolidated subsidiaries	50,025	1,263	—	(51,288)	—
Net income	$141,554	$49,116	$2,172	$(51,288)	$141,554
Comprehensive income	$143,082	$48,876	$(1,797)	$(51,288)	$138,873

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$506,467	$369,866	$42,487	$(33,876)	$884,944
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	125,522	160,651	18,493	(29,518)	275,148
Sales and marketing	90,912	63,596	9,218	(3,291)	160,435
Research and development	16,210	1,313	1,327	—	18,850
General and administrative	69,303	12,525	2,035	(1,067)	82,796
Depreciation and amortization	40,727	79,056	7,229	—	127,012
Restructuring charges	7,559	2,919	944	—	11,422
Separation costs	6,353	—	—	—	6,353
	356,586	320,060	39,246	(33,876)	682,016
Income from operations	149,881	49,806	3,241	—	202,928
Other (expense) income:
Interest and other expense	(53,952)	(1,769)	740	—	(54,981)
Interest income	1,597	296	(1,602)	—	291
Income before income taxes and equity income in consolidated subsidiaries	97,526	48,333	2,379	—	148,238
Provision (benefit) for income taxes	5,532	21,099	(920)	—	25,711
Income before equity income in consolidated subsidiaries	91,994	27,234	3,299	—	122,527
Equity income in consolidated subsidiaries	30,532	505	—	(31,037)	—
Net income	$122,526	$27,739	$3,299	$(31,037)	$122,527
Comprehensive income	$120,835	$27,741	$8,026	$(31,036)	$125,566

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$158,111	$126,758	$86,315	$(120,507)	$250,677
Investing activities:
Purchases of property and equipment	(20,615)	(1,833)	—	—	(22,448)
Business acquired, net of cash acquired	—	—	(84,130)	—	(84,130)
Net cash used in investing activities	(20,615)	(1,833)	(84,130)	—	(106,578)
Financing activities:
Increase of restricted cash	—	(188)	—	—	(188)
Payments under notes payable obligations	(6,094)	—	—	—	(6,094)
Principal repayments on capital lease obligations	(3,887)	—	—	—	(3,887)
Proceeds from issuance of stock	7,676	—	—	—	7,676
Tax benefit from equity awards	341	—	—	—	341
Repurchase of restricted stock awards and common stock	(109,605)	—	—	—	(109,605)
Distribution to parent	—	(120,384)	(123)	120,507	—
Net cash used in financing activities	(111,569)	(120,572)	(123)	120,507	(111,757)
Effect of foreign exchange rates on cash and cash equivalents	(1,089)	(413)	1,009	—	(493)
Net increase in cash and cash equivalents	24,838	3,940	3,071	—	31,849
Cash and cash equivalents at beginning of period	297,565	19,606	9,406	—	326,577
Cash and cash equivalents at end of period	$322,403	$23,546	$12,477	$—	$358,426

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$228,264	$134,944	$(7,935)	$(146,571)	$208,702
Investing activities:
Purchases of property and equipment	(36,197)	(1,833)	—	—	(38,030)
Businesses acquired, net of cash acquired	12	—	—	—	12
Net cash used in investing activities	(36,185)	(1,833)	—	—	(38,018)
Financing activities:
Decrease of restricted cash	—	76	—	—	76
Payments under notes payable obligations	(179,170)	—	—	—	(179,170)
Debt issuance costs	(10,201)	—	—	—	(10,201)
Principal repayments on capital lease obligations	(4,547)	—	—	—	(4,547)
Proceeds from issuance of stock	562	—	—	—	562
Tax benefit from equity awards	267	—	—	—	267
Repurchase of restricted stock awards and common stock	(11,027)	—	—	—	(11,027)
(Distribution to) investment by parent	—	(149,426)	2,855	146,571	—
Net cash (used in) provided by financing activities	(204,116)	(149,350)	2,855	146,571	(204,040)
Effect of foreign exchange rates on cash and cash equivalents	330	3	125	—	458
Net decrease in cash and cash equivalents	(11,707)	(16,236)	(4,955)	—	(32,898)
Cash and cash equivalents at beginning of period	48,061	27,092	13,944	—	89,097
Cash and cash equivalents at end of period	$36,354	$10,856	$8,989	$—	$56,199

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Planned Company Separation
On June 21, 2016, we announced our intention to separate into two independent and publicly traded companies. One company will consist of the majority of our Information Services, which consists of Marketing Services, Security Services and related Data Services. The other company will focus on providing Order Management and Numbering Services. Order Management and Numbering Services will provide Local Number Portability Administration, number administration and ancillary numbering services as well as order and inventory management solutions. We intend to accomplish the separation through a tax-free spin-off, which we expect to occur in 2017. The separation is subject to final approval by our Board of Directors, as well as a number of market and regulatory conditions, including, among others, effectiveness of the Form 10 to be filed with the Securities and Exchange Commission.
Third Quarter 2016 Activity
During the third quarter, we expanded our highly competitive solutions by entering into new strategic partnerships. In particular, we entered into an advanced marketing analytics partnership with Facebook and now have a differentiated solution that chief marketing officers can rely on for attribution across various channels and for intelligent planning of marketing spend. In addition, we developed new features for our DDoS protection solution. These features provide improved speed and flexibility through enhanced automation of traffic flows, management and visibility.
During the third quarter, we generated revenue of $300.1 million, an increase of 15% from $261.7 million in the third quarter of 2015. This increase was driven by revenue from our 2015 acquisitions and continued demand for our solutions. Our Marketing Services revenue for the quarter increased 54% to $63.3 million from $41.1 million in the third quarter of 2015, and included revenue from the acquisition of MarketShare. Our Security Services revenue increased 18% to $51.0 million from $43.2 million in the third quarter of 2015, and included revenue from the acquisition of Bombora Technologies. Our Data Services revenue increased 14% to $58.2 million from $51.2 million, and included revenue from the caller authentication assets acquired from TNS. Our NPAC Services revenue increased 1% to $127.6 million from $126.2 million due to revenue from transition services under our contracts to provide Local Number Portability Administrator, or LNPA, services.
In addition to our continued growth in revenue, we improved our financial structure through the refinancing of our credit facilities. Specifically, we amended the terms of our 2013 Credit Facility to include a lower interest rate of LIBOR plus 325 basis points, subject to a pricing grid, and a reduced annual amortization of 22% until the end of 2017 and 10% thereafter. We also extended the maturity date by one year to January 22, 2019. This refinancing provides us with a lower cost of debt and greater financial flexibility.
On March 26, 2015, the Federal Communications Commission, or FCC, approved a competitor to serve as the next LNPA and authorized the North American Portability Management LLC, or NAPM, to begin contract negotiations with that competitor.  On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation.  On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015, the briefing schedule concluded on December 17, 2015, and oral argument before the Court of Appeals took place on September 13, 2016.
On April 7, 2015, we amended our seven regional contracts with the NAPM.  Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million until the termination of these contracts.  In addition to LNPA services, we are providing certain transition services under this amendment on a cost-plus basis.  On July 1, 2016, we received a notice of non-renewal from the NAPM informing us of its election not to renew the master agreements that expire on September 30, 2016. On July 25, 2016 the FCC issued an Order approving the proposed contract between the NAPM and a competitor to serve as the next LNPA. On September 29, 2016, the NAPM provided notice to extend the term of our master contracts with NAPM and opted not to license the source code that we use to provide services to the NAPM. We will continue to provide services and transition services at the pricing terms under the current contracts until the NAPM provides at least one termination notice to us, which must establish a termination date that is 180 days after the date of notice. We cannot be certain how long we will provide LNPA services; however, we will continue to provide services under the current terms of the NAPM contracts for as long as required by NAPM.  On April 20, 2016, the NAPM Transition Oversight Manager, or the TOM, published a preliminary transition timeline which extends the transition through the third quarter of 2017. The TOM subsequently issued a revised timeline that extends the transition through May 25, 2018. Based on this timeline, we do not expect that the NAPM will provide us with a termination notice establishing a termination date occurring during the next twelve months.
Prior to the April 2015 amendment, we provided LNPA services under our contracts with NAPM for a fixed fee with a 6.5% annual price escalator.  These contracts were due to expire on June 30, 2015.  The 2015 LNPA service fixed fee under the prior contract terms represents the impact of a 6.5% annual escalator on the 2014 LNPA service fixed fee of $465.8 million, resulting in a 2015 LNPA service fixed fee of $496.1 million.  Under the April 7, 2015 amendment, the annual LNPA service fixed fee remains the same at $496.1 million for the duration of the amended term of the contracts.  As a result, the amendment will not have an impact on our revenue growth rate for the year ended December 31, 2016.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2016, or June 2016 10-Q, filed with the SEC on July 28, 2016, for certain matters that may bear on our results of operations.

For a discussion of selected critical accounting policies refer to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Consolidated Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2016
The following table presents an overview of our results of operations for the three months ended September 30, 2015 and 2016:

	Three Months Ended September 30,
	2015	2016	2015 vs. 2016
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$261,653	$300,081	$38,428	14.7%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	67,108	93,560	26,452	39.4%
Sales and marketing	48,911	50,824	1,913	3.9%
Research and development	6,009	6,041	32	0.5%
General and administrative	28,617	28,040	(577)	(2.0)%
Depreciation and amortization	30,272	49,701	19,429	64.2%
Restructuring charges	—	2,629	2,629	100.0%
Separation costs	—	2,135	2,135	100.0%
	180,917	232,930	52,013	28.7%
Income from operations	80,736	67,151	(13,585)	(16.8)%
Other (expense) income:
Interest and other expense	(6,775)	(22,179)	(15,404)	227.4%
Interest income	7	50	43	614.3%
Income before income taxes	73,968	45,022	(28,946)	(39.1)%
Provision (benefit) for income taxes	23,686	(8,009)	(31,695)	(133.8)%
Net income	$50,282	$53,031	$2,749	5.5%
Net income per common share:
Basic	$0.93	$0.97
Diluted	$0.91	$0.96
Weighted average common shares outstanding:
Basic	54,123	54,542
Diluted	55,125	55,432
Revenue
Revenue. Revenue increased $38.4 million driven by revenue from acquisitions closed in 2015 and demand for our Marketing and Security Services. Revenue from our Marketing Services increased $22.2 million driven by a $14.9 million contribution from MarketShare, acquired in the fourth quarter of 2015, and increased demand for our services that our clients use to make informed and high impact decisions to promote their products and services.
Security Services revenue increased $7.9 million driven by an increase in revenue of $4.7 million from domain name registries and an increase in revenue of $3.1 million resulting from demand for our DNS services. The increase in revenue from domain name registries was driven by $3.4 million from the acquisition of Bombora Technologies completed on July 30, 2015. The remaining increase in domain name registries was driven by continued growth in the number of domain names under management.
Data Services revenue increased $7.0 million. Revenue from caller identification services increased $19.5 million driven by a $15.9 million contribution from the caller authentication assets we acquired from TNS. This increase was partially offset by a $10.0 million decrease in revenue from the expiration of our contract to serve as the registry operator for U.S. Common

Short Codes in 2015. In addition, revenue from user authentication and rights managements services decreased $2.6 million.
Revenue from our NPAC Services increased $1.4 million driven by revenue from transition services under our contracts to provide LNPA services.
Expense
Cost of revenue. Cost of revenue increased $26.5 million, including $18.4 million of operating expense related to acquisitions. This increase of $26.5 million was due to an increase of $15.3 million in costs related to our information technology and systems and an increase of $8.3 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, maintenance and hardware costs. The increase of $8.3 million in personnel and personnel-related expense was due to a $7.9 million increase in personnel costs driven by headcount growth and a $0.4 million increase in stock-based compensation. In addition, royalty costs increased $1.7 million and contractor costs increased $1.1 million.
Sales and marketing. Sales and marketing expense increased $1.9 million, including $7.1 million of operating expense related to acquisitions. This increase of $1.9 million was due to an increase of $3.5 million in personnel and personnel-related expense and an increase of $0.3 million in maintenance and general facilities costs. The increase of $3.5 million in personnel and personnel-related expense was due to a $3.8 million increase in personnel costs, partially offset by a $0.3 million decrease in stock-based compensation. These increases were partially offset by a $1.9 million decrease in advertising and marketing costs.
Research and development. Research and development expense for the three months ended September 30, 2016 was comparable to the research and development expense for the three months ended September 30, 2015.
General and administrative. General and administrative expense decreased $0.6 million, including $1.4 million of operating expense related to acquisitions completed in 2015. This decrease of $0.6 million was due to a decrease of $2.3 million in professional fees, partially offset by an increase of $1.4 million in general facilities costs and an increase of $0.3 million in personnel and personnel-related expense. The decrease in professional fees was driven by a reduction of costs to pursue new business opportunities. The increase of $0.3 million in personnel and personnel-related expense was due to a $1.1 million increase in stock-based compensation, partially offset by a $0.8 million decrease in personnel costs.
Depreciation and amortization. Depreciation and amortization expense increased $19.4 million, including $7.8 million in depreciation and amortization expense related to assets acquired as part of our 2015 acquisitions. During the quarter, we recorded an $11.1 million impairment charge to write down long-lived intangible assets. Amortization expense increased $7.3 million related to other acquired intangible assets. In addition, depreciation expense increased $1.0 million.
Restructuring charges. Restructuring charges increased $2.6 million in connection with a restructuring initiated in the third quarter of 2016 to achieve efficiencies in connection with the integration of our recent acquisitions and the review of our go-to-market strategy.
Separation costs. During the three months ended September 30, 2016, we incurred separation costs of $2.1 million. In the second quarter of 2016, we announced our intention to separate into two independent and publicly traded companies through a tax-free spin-off. Separation costs recorded in the third quarter related to activities supporting the planned separation. These costs include professional fees for outside advisory services including legal, finance, accounting and related services.
Interest and other expense. Interest and other expense increased $15.4 million due to an increase of $8.7 million in interest expense, a $6.4 million loss on debt modification and extinguishment recorded in connection with the Amended 2013 Credit Facilities, and a net increase of $0.4 million in foreign currency transaction losses. The increase in interest expense was driven by borrowings under the 2015 Incremental Term Facility and an increase in the interest rate under our 2013 Term Facility. On September 28, 2016, we amended our credit facilities and among other things, consolidated the remaining principal outstanding under our 2013 Term Facility and our 2015 Incremental Term Facility into a single term loan facility, or the Amended 2013 Term Facility.
Interest income. Interest income for the three months ended September 30, 2016 was comparable to the interest income for the three months ended September 30, 2015.
Provision (benefit) for income taxes. Our effective tax rate, including discrete items, for the three months ended September 30, 2016 was (17.8)%, a decrease from 32.0% for the three months ended September 30, 2015. During the third quarter of 2016, we liquidated one of our domestic subsidiaries for tax purposes. We intend to treat the common stock of this subsidiary as worthless for U.S. income tax purposes on our 2016 U.S. federal and state income tax returns. We recorded a discrete tax benefit of $23.1 million associated with this worthless stock deduction in the third quarter of 2016. Excluding all discrete tax items, our effective tax rate was approximately 35.1% and 36.3% for the three months ended September 30, 2016 and 2015, respectively.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2016
The following table presents an overview of our results of operations for the nine months ended September 30, 2015 and 2016:

	Nine Months Ended September 30,
	2015	2016	2015 vs. 2016
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$769,808	$884,944	$115,136	15.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	198,817	275,148	76,331	38.4%
Sales and marketing	146,587	160,435	13,848	9.4%
Research and development	18,460	18,850	390	2.1%
General and administrative	78,003	82,796	4,793	6.1%
Depreciation and amortization	89,634	127,012	37,378	41.7%
Restructuring charges	—	11,422	11,422	100.0%
Separation costs	—	6,353	6,353	100.0%
	531,501	682,016	150,515	28.3%
Income from operations	238,307	202,928	(35,379)	(14.8)%
Other (expense) income:
Interest and other expense	(19,978)	(54,981)	(35,003)	175.2%
Interest income	302	291	(11)	(3.6)%
Income before income taxes	218,631	148,238	(70,393)	(32.2)%
Provision for income taxes	77,077	25,711	(51,366)	(66.6)%
Net income	$141,554	$122,527	$(19,027)	(13.4)%
Net income per common share:
Basic	$2.57	$2.26
Diluted	$2.52	$2.22
Weighted average common shares outstanding:
Basic	55,153	54,318
Diluted	56,078	55,127
Revenue
Revenue. Revenue increased $115.1 million driven by revenue from acquisitions closed in 2015 and demand for our Marketing and Security Services. Revenue from our Marketing Services increased $65.6 million driven by a $40.6 million contribution from MarketShare, acquired in the fourth quarter of 2015, and increased demand for our services that help clients make informed and high impact decisions to promote their products and services.
Security Services revenue increased $25.7 million driven by an increase in revenue of $21.7 million from domain name registries and an increase in revenue of $4.0 million resulting from demand for our DNS services. The increase in revenue from domain name registries was driven by $16.5 million from the acquisition of Bombora Technologies completed on July 30, 2015, which included $4.1 million in revenue resulting from the consolidation of the customer base. The remaining increase in domain name registries was driven by continued growth in the number of domain names under management.
Data Services revenue increased $18.5 million. Revenue from caller identification services increased $55.7 million driven by a $48.2 million contribution from the caller authentication assets we acquired from TNS. This increase was partially offset by a $29.0 million decrease in revenue from the expiration of our contract to serve as the registry operator for U.S. Common Short Codes in 2015. In addition, revenue from user authentication and rights managements services decreased $5.5 million, and revenue from carrier provisioning services decreased $2.7 million due to the completion of client projects.

Revenue from our NPAC Services increased $5.2 million driven by revenue from transition services under our contracts to provide LNPA services.
Expense
Cost of revenue. Cost of revenue increased $76.3 million, including $60.9 million of operating expense related to acquisitions. This increase of $76.3 million was due to an increase of $39.1 million in costs related to our information technology and systems and an increase of $27.9 million in personnel and personnel-related expense. The increase in costs related to our information technology and systems was driven by increased data processing, telecommunications, maintenance and hardware costs. The increase of $27.9 million in personnel and personnel-related expense was due to a $26.2 million increase in personnel costs driven by headcount growth and a $1.7 million increase in stock-based compensation. In addition, royalty costs increased $5.6 million and contractor costs increased $3.6 million.
Sales and marketing. Sales and marketing expense increased $13.8 million, including $27.1 million of operating expense related to acquisitions. This increase of $13.8 million was due to an increase of $15.4 million in personnel and personnel-related expense and an increase of $1.3 million in maintenance and general facilities costs. The increase of $15.4 million in personnel and personnel-related expense was due to a $14.5 million increase in personnel costs and a $0.9 million increase in stock-based compensation. These increases were partially offset by a $3.0 million decrease in advertising and marketing costs.
Research and development. Research and development expense increased $0.4 million, including $2.1 million of operating expense related to acquisitions. This increase of $0.4 million was due to personnel and personnel-related expense.
General and administrative. General and administrative expense increased $4.8 million, including $6.3 million of operating expense related to acquisitions completed in 2015. This increase of $4.8 million was due to an increase of $2.9 million in personnel and personnel-related costs, a $2.1 million gain from the sale of certain and assets and liabilities in the second quarter of 2015 with no comparable benefit in the second quarter of 2016, and an increase of $2.1 million in general facilities costs. The increase of $2.9 million in personnel and personnel-related expense was due to a $1.7 million increase in personnel costs and a $1.2 million increase in stock-based compensation. These increases were partially offset by a $2.4 million decrease in professional fees.
Depreciation and amortization. Depreciation and amortization expense increased $37.4 million, including $21.8 million in depreciation and amortization expense related to assets acquired as part of our 2015 acquisitions. During the third quarter, we recorded an $11.1 million impairment charge to write down long-lived intangible assets. Amortization expense increased $24.4 million related to other acquired intangible assets. In addition, depreciation expense increased $2.0 million.
Restructuring expense. Restructuring charges increased $11.4 million due to plans initiated in the first and third quarters of 2016 to achieve efficiencies in connection with the integration of our recent acquisitions and the review of our go-to-market strategy.
Separation costs. During the nine months ended September 30, 2016, we incurred separation costs of $6.4 million. In the second quarter of 2016, we announced our intention to separate into two independent and publicly traded companies through a tax-free spin-off. Separation costs recorded during the nine months ended September 30, 2016 related to activities supporting the planned separation. These costs include professional fees for outside advisory services including legal, finance, accounting and related services.
Interest and other expense. Interest and other expense increased $35.0 million due an increase of $28.4 million in interest expense, a $6.4 million loss on debt modification and extinguishment recorded in connection with the Amended 2013 Credit Facilities, and a net increase of $0.2 million in losses on asset disposals. The increase in interest expense was driven by borrowings under the 2015 Incremental Term Facility and an increase in the interest rate under our 2013 Term Facility. On September 28, 2016, we amended our credit facilities and among other things, consolidated the remaining principal outstanding under our 2013 Term Facility and our 2015 Incremental Term Facility into a single term loan facility, or the Amended 2013 Term Facility.
Interest income. Interest income for the nine months ended September 30, 2016 was comparable to the interest income for the nine months ended September 30, 2015.
Provision for income taxes. Our effective tax rate, including discrete items, for the nine months ended September 30, 2016 was 17.3%, a decrease from 35.3% for the nine months ended September 30, 2015. During the third quarter of 2016, we liquidated one of our domestic subsidiaries for tax purposes. We intend to treat the common stock of this subsidiary as worthless for U.S. income tax purposes on our 2016 U.S. federal and state income tax returns. We recorded a discrete tax benefit of $23.1 million associated with this worthless stock deduction in the third quarter of 2016. Excluding all discrete tax items, our effective tax rate was approximately 35.1% and 36.3% for the nine months ended September 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by our operating and financing activities. Our principal uses of cash have been to fund acquisitions, share repurchases, debt service requirements and capital expenditures. We anticipate that our principal uses of cash in the future will be for debt service requirements and capital expenditures. Total cash and cash equivalents were $56.2 million at September 30, 2016, a decrease of $32.9 million from $89.1 million at December 31, 2015. This decrease in cash and cash equivalents was driven by cash used to reduce the outstanding principal under the 2013 Credit Facilities, partially offset by cash provided by operating activities.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for at least the next twelve months.
Credit Facilities
On January 22, 2013, we entered into a credit facility that provided for a $325 million senior secured term loan facility, or 2013 Term Facility, and a $200 million senior secured revolving credit facility, or the 2013 Revolving Facility, and together with the 2013 Term Facility, the 2013 Credit Facilities. In addition, we closed an offering of $300 million aggregate principal amount of senior notes, or Senior Notes. On December 9, 2015, we amended our 2013 Credit Facilities to provide for a $350 million incremental term loan, or the 2015 Incremental Term Facility. On September 28, 2016 we further amended our 2013 Credit Facilities to (i) consolidate the remaining principal outstanding under our 2013 Term Facility and our 2015 Incremental Term Facility into a single term loan facility, (ii) provide a maturity date of January 22, 2019, (iii) set the annual amortization percentage of the Amended 2013 Term Facility at 22% through December 31, 2017 and 10% thereafter and (iv) lower the eurodollar rate margin and base rate margin for the Amended 2013 Term Facility to (a) if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 2 to 1 after March 1, 2017, 3.00% and 2.00%, respectively, and (b) if the Consolidated Leverage Ratio is 2 to 1 or greater, 3.25% and 2.25%, respectively. The third amendment also provides that upon consummation of a spin-off separating our business into two separate companies, the commitments under the revolving credit facility will be permanently reduced to zero and we must prepay all outstanding advances under the Amended 2013 Credit Facilities.
For further discussion of this debt, refer to Note 7 to our Consolidated Financial Statements in Item 8 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 5 to our Financial Statements in Item 1 of Part I of this report.
Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the nine months ended September 30, 2016 was $208.7 million, as compared to $250.7 million for the nine months ended September 30, 2015. This $42.0 million decrease in net cash provided by operating activities was the result of a decrease in net income of $19.0 million, an increase in non-cash adjustments of $74.2 million and a decrease in net changes in operating assets and liabilities of $97.2 million.
Non-cash adjustments increased $74.2 million, driven by an increase of $37.4 million in depreciation and amortization expense, an increase of $15.5 million in deferred income taxes, an increase of $10.9 million in amortization of deferred financing costs and original issue discount on debt, a loss on debt modification and extinguishment of $6.4 million recorded in the fourth quarter related to our Amended 2013 Credit Facilities, an increase of $4.0 million in stock-based compensation, a decrease of $0.7 million in gain on asset disposals, and a decrease of $0.1 million in tax benefit from equity awards. These total increases of $75.0 million in non-cash adjustments were partially offset by a decrease of $0.6 million in the provision for doubtful accounts.
Cash provided by net changes in operating assets and liabilities decreased $97.2 million primarily due to a decrease of $42.3 million in accounts payable and accrued expenses, a decrease of $37.6 million in income taxes, a net increase of $22.3 million in accounts and unbilled receivables, a decrease of $7.2 million in other liabilities, and a decrease of $3.0 million in deferred costs. These total decreases of $112.4 million in net changes in operating assets and liabilities were partially offset by an increase of $7.4 million in deferred revenue, an increase of $4.4 million in other assets, and an increase of $3.4 million in prepaid expenses and other current assets.

Cash flows from investing
Net cash used in investing activities for the nine months ended September 30, 2016 was $38.0 million, as compared to $106.6 million for nine months ended September 30, 2015. This $68.6 million decrease in net cash used in investing activities was due to a decrease of $84.1 million in cash used for acquisitions, partially offset by an increase of $15.6 million in cash used for purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $204.0 million for the nine months ended September 30, 2016, as compared to $111.8 million for the nine months ended September 30, 2015. This $92.3 million increase in net cash used in financing activities was due to an increase of $173.1 million in principal payments under our 2013 Credit Facilities, an increase of $10.2 million in debt issuance costs, a decrease of $7.1 million in cash proceeds from the issuance of stock, an increase of $0.7 million in cash used in principal repayments on capital lease obligations, and a decrease of $0.1 million in tax benefit from equity awards. These total increases of $191.2 million in cash used in financing activities was partially offset by a decrease of $98.6 million in cash used for share repurchases and for the net down of employee shares and cash provided of $0.3 million due to a net change in restricted cash.
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
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 27, 2015, approving a recommendation by the North American Numbering Council for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law.  On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015, the briefing schedule concluded on December 17, 2015, and oral argument before the Court of Appeals took place on September 13, 2016.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2016, or June 2016 10-Q, filed with the SEC on July 28, 2016. The risks discussed in our June 2016 10-Q could materially affect our business, financial condition and future results. The risks described in our June 2016 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2016:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 through July 31, 2016	2,049	$23.98
August 1 through August 31, 2016	3,089	24.18
September 1 through September 30, 2016	2,271	26.35
Total	7,409	$24.79

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

NeuStar, Inc.

Date:	October 27, 2016	By:	/s/ Paul S. Lalljie
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

(10.48)
Amendment No. 3 to the Credit Agreement, dated as of September 28, 2016, by and among Neustar, Inc., certain subsidiaries of Neustar, Inc. party thereto as Guarantors, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the Lenders party thereto, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 28, 2016.

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