Form 10-Q
period 2017-03-31
NEUSTAR INC
filed 2017-05-10
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 55,775,082 shares of Class A common stock, $0.001 par value, and 1,864 shares of Class B common stock, $0.001 par value, outstanding at May 8, 2017.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	March 31, 2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,773	$47,048
Restricted cash	2,283	2,141
Accounts receivable, net of allowance for doubtful accounts of $6,572 and $7,743, respectively	207,595	188,930
Unbilled receivables	19,795	15,618
Prepaid expenses and other current assets	41,680	35,867
Deferred costs	11,469	10,909
Income taxes receivable	13,586	612
Total current assets	342,181	301,125
Property and equipment, net	145,821	149,363
Goodwill	1,168,982	1,172,792
Intangible assets, net	423,957	405,429
Other assets, long-term	17,771	16,670
Total assets	$2,098,712	$2,045,379
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	March 31, 2017
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,095	$22,569
Accrued expenses	134,545	97,959
Deferred revenue	91,188	96,035
Notes payable	103,725	89,219
Capital lease obligations	1,457	470
Other liabilities	11,632	9,306
Total current liabilities	363,642	315,558
Deferred revenue, long-term	22,437	22,850
Notes payable, long-term	702,946	642,750
Deferred income tax liabilities, long-term	35,088	41,131
Other liabilities, long-term	53,298	53,257
Total liabilities	1,177,411	1,075,546
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and March 31, 2017	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 82,136,230 and 83,548,071 shares issued; and 54,896,659 and 55,769,589 shares outstanding at December 31, 2016 and March 31, 2017, respectively	82	84
Class B common stock, par value $0.001; 100,000,000 shares authorized; 1,864 and 1,864 shares issued and outstanding at December 31, 2016 and March 31, 2017, respectively	—	—
Additional paid-in capital	771,450	789,597
Treasury stock, 27,239,571 and 27,778,482 shares at December 31, 2016 and March 31, 2017, respectively, at cost	(933,581)	(951,550)
Accumulated other comprehensive (loss) income	(1,785)	1,124
Retained earnings	1,085,135	1,130,578
Total stockholders’ equity	921,301	969,833
Total liabilities and stockholders’ equity	$2,098,712	$2,045,379
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2017
Revenue	$287,298	$293,186
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	91,351	87,916
Sales and marketing	55,323	56,557
Research and development	7,549	6,672
General and administrative	27,518	28,360
Depreciation and amortization	38,482	34,927
Restructuring charges	2,664	27
Separation costs	—	1,789
	222,887	216,248
Income from operations	64,411	76,938
Other (expense) income:
Interest and other expense	(17,111)	(12,271)
Interest income	174	72
Income before income taxes	47,474	64,739
Provision for income taxes	16,099	19,296
Net income	$31,375	$45,443
Net income per common share:
Basic	$0.58	$0.82
Diluted	$0.57	$0.80
Weighted average common shares outstanding:
Basic	53,953	55,311
Diluted	54,940	57,022
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2016	2017
Net income	$31,375	$45,443
Other comprehensive income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax	(57)	55
Reclassification for gains included in net income, net of tax	—	(13)
Net change in unrealized gains on investments, net of tax	(57)	42

Foreign currency translation adjustment, net of tax	2,798	2,867
Other comprehensive income, net of tax	2,741	2,909
Comprehensive income	$34,116	$48,352
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2017
Operating activities:
Net income	$31,375	$45,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,482	34,927
Stock-based compensation	9,876	9,469
Amortization of deferred financing costs and original issue discount on debt	4,545	3,177
Tax benefit from equity awards	(323)	—
Deferred income taxes	10,020	3,860
Provision for doubtful accounts	1,800	1,800
Changes in operating assets and liabilities:
Accounts receivable	(23,716)	16,857
Unbilled receivables	3,598	4,183
Prepaid expenses and other current assets	(8,179)	6,549
Deferred costs	(854)	784
Income taxes	4,520	12,974
Other assets	652	1,123
Other liabilities	1,257	(2,743)
Accounts payable and accrued expenses	(44,308)	(34,087)
Deferred revenue	2,477	101
Net cash provided by operating activities	31,222	104,417
Investing activities:
Purchases of property and equipment	(9,870)	(15,361)
Net cash used in investing activities	(9,870)	(15,361)
Financing activities:
(Increase) decrease in restricted cash	(256)	142
Payments under notes payable obligations	(26,881)	(77,439)
Principal repayments on capital lease obligations	(1,459)	(987)
Proceeds from issuance of stock	150	4,315
Tax benefit from equity awards	323	—
Repurchase of restricted stock awards and common stock	(12,469)	(13,604)
Net cash used in financing activities	(40,592)	(87,573)
Effect of foreign exchange rates on cash and cash equivalents	(13)	(208)
Net (decrease) increase in cash and cash equivalents	(19,253)	1,275
Cash and cash equivalents at beginning of period	89,097	45,773
Cash and cash equivalents at end of period	$69,844	$47,048
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION
NeuStar, Inc. (the Company or Neustar) helps clients grow and guard their business with the most complete understanding of how to connect people, places, and things using its authoritative OneIDTM system. As the leader in connection science, the Company uses its expertise in real-time addressing, authentication, and analytics to provide marketing, risk security, registry, and communications solutions to over 11,000 clients. The Company’s cloud-based platforms and differentiated data sets offer informative, real-time analytics, which enable clients to make actionable, data-driven decisions. The Company provides chief marketing officers a comprehensive suite of services to plan their media spend, identify and locate desired customers, invest effectively in marketing campaigns, deliver relevant offers and measure the performance of these activities. Security professionals use the Company’s solutions to maximize web performance and protect against malicious attacks. The Company enables the exchange of essential operating information across multiple carriers to provision and manage services, assisting clients with fast and accurate order processing and immediate routing of customer inquiries. The Company provides communications service providers in the United States critical infrastructure that enables the dynamic routing of calls and text messages.
On December 14, 2016, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Aerial Topco, L.P. (the Parent), and Aerial Merger Sub, Inc., a subsidiary of Parent (Merger Sub), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Neustar. As a result of the merger, the Company will become a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by Golden Gate Private Equity, Inc. and GIC Special Investments Pte Ltd. On March 14, 2017, the Company’s stockholders voted in favor of the adoption of the Merger Agreement. The merger, which is expected to close no later than the end of the third quarter of 2017, is subject to the receipt of required regulatory approvals from the Committee on Foreign Investment in the United States and the Federal Communications Commission as well as the satisfaction or waiver of other customary closing conditions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
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
Reclassifications
Within the consolidated statement of comprehensive income for the three months ended March 31, 2016, the company reclassified $2.8 million from net change in unrealized gains on investments, net of tax to foreign currency translation adjustment, net of tax and reclassified $0.1 million from foreign currency translation adjustment, net of tax to net change in unrealized gains on investments, net of tax.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

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
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its term loan facilities, the 2013 Term Facility (as defined in Note 4), the 2015 Incremental Term Facility (as defined in Note 4) and the Amended 2013 Term Facility (as defined in Note 4), using pricing service quotations as quoted by Bloomberg (Level 2). The Company believes the carrying value of its Amended 2013 Revolving Facility (as defined in Note 4) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2). The Company determines the fair value of its Senior Notes using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2).
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2016		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2013 Amended Term Facility (including current portion, net of discount)	$437,815	$439,480	$411,363	$411,884
Amended 2013 Revolving Facility	85,000	85,000	35,000	35,000
Senior Notes (including current portion)	300,000	305,733	300,000	308,250
Restricted Cash
As of December 31, 2016 and March 31, 2017, cash of $2.3 million and $2.1 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
Recent Accounting Pronouncements - Adopted
In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted the standard on January 1, 2017. On a prospective basis, the Company began recognizing excess tax benefits on stock compensation as income tax benefits on its consolidated statements of operations and within operating activities on the consolidated statements of cash flows. During the three months ended March 31, 2017, the Company recognized excess tax benefits of $2.8 million. The Company elected to continue to estimate the number of awards expected to be forfeited. Payments to satisfy income tax withholding obligations continue to be reported as a financing activity on the consolidated statements of cash flows. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

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
In February 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the current two-step impairment test under ASC 350. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3.	GOODWILL
The change in the carrying amount of the Company’s goodwill from December 31, 2016 to March 31, 2017 is as follows (in thousands):

	December 31, 2016	Foreign Currency Translation	March 31, 2017
Gross goodwill	$1,262,584	$3,810	$1,266,394
Accumulated impairments	(93,602)	—	(93,602)
Net goodwill	$1,168,982	$3,810	$1,172,792

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

4.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2016	March 31, 2017
Amended 2013 Term Facility (net of discount)	$437,815	$411,363
Amended 2013 Term Facility deferred financing fees	(5,016)	(4,218)
Amended 2013 Revolving Facility	85,000	35,000
Amended 2013 Revolving Facility deferred financing fees	(916)	(325)
Senior Notes	300,000	300,000
Senior Notes deferred financing fees	(10,212)	(9,851)
Total	806,671	731,969
Less: current portion, net of discount	(103,725)	(89,219)
Long-term portion	$702,946	$642,750
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
On December 9, 2015, the Company amended the 2013 Credit Facilities to provide for (i) the permissibility of an incremental term facility, (ii) the addition of a senior secured leverage financial maintenance covenant; (iii) streamlined conditions for the incurrence of an incremental term facility to be used for a permitted acquisition; (iv) a required escrow and prepayment (such prepayment to be for the benefit of the incremental facility lenders) by the Company under certain specified circumstances; and (v) certain tax related changes favorable to the Company to the terms of the Credit Agreement and related security agreement.
On September 28, 2016, the Company entered into the third amendment to the 2013 Credit Facilities to (i) extend the maturity date of the 2013 Revolving Facility (the Amended 2013 Revolving Facility) to January 22, 2019, (ii) consolidate the remaining principal balance outstanding under the 2013 Term Facility and the 2015 Incremental Term Facility into a single term loan facility of $499 million and extend the maturity date of the consolidated term loans to January 22, 2019 (the Amended 2013 Term Facility, and together with the Amended 2013 Revolving Facility, the Amended 2013 Credit Facilities), (iii) set the annual amortization percentage of the Amended 2013 Term Facility at 22% through December 31, 2017 and 10% thereafter and (iv) lower the eurodollar rate margin and base rate margin for the Amended 2013 Term Facility to (a) if the Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 2 to 1 after March 1, 2017, 3% and 2%, respectively, and (b) if the Consolidated Leverage Ratio is 2 to 1 or greater, 3.25% and 2.25%, respectively.
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
As of March 31, 2017, outstanding borrowings under the Amended 2013 Revolving Facility were $35.0 million and available borrowings under the same facility were $147.0 million, exclusive of outstanding letters of credit totaling $18.0 million.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

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
Future Principal Payments
Future principal payments under the Amended 2013 Credit Facilities and the Senior Notes as of March 31, 2017, are as follows (in thousands):

2017	$82,318
2018	49,889
2019	319,369
2020	—
2021	—
Thereafter	300,000
Total future principal payments	$751,576

5.	STOCKHOLDERS’ EQUITY
As of March 31, 2017, a total of 6,358,400 shares were available for grant or award under the Company’s stock incentive plans and a total of 87,716 shares were available to be issued under the Company’s Employee Stock Purchase Plan.
Stock-based compensation expense recognized for the three months ended March 31, 2016 and 2017 was $9.9 million and $9.5 million, respectively. As of March 31, 2017, total unrecognized compensation expense was estimated at $47.0 million, which the Company expects to recognize over a weighted average period of approximately 1.3 years. Total unrecognized compensation expense as of March 31, 2017 is estimated based on outstanding non-vested stock options, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	987,984	$25.55
Granted	—	—
Exercised	(356,814)	24.33
Forfeited	—	—
Outstanding at March 31, 2017	631,170	$26.24	$1.5	2.4
Exercisable at March 31, 2017	524,830	$26.21	$1.1	2.0
The aggregate intrinsic value of options exercised for the three months ended March 31, 2017 was $3.3 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

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
The following table summarizes the Company’s non-vested PVRSU activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2016	1,166,939	$23.25
Granted	512,569	33.25
Vested	(437,508)	23.72
Forfeited	(288,091)	24.25
Non-vested at March 31, 2017	953,909	$28.11	$31.6
The aggregate intrinsic value of PVRSUs vested during the three months ended March 31, 2017 was approximately $14.6 million. The Company repurchased 169,979 shares of common stock for an aggregate purchase price of $5.7 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	2,226,948	$27.13
Granted	45,750	33.15
Vested	(617,519)	29.22
Forfeited	(37,435)	25.02
Outstanding at March 31, 2017	1,617,744	$26.55	$53.6
The aggregate intrinsic value of restricted stock units vested during the three months ended March 31, 2017 was approximately $20.5 million. The Company repurchased 238,630 shares of common stock for an aggregate purchase price of $7.9 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

6.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2017
Computation of basic net income per common share:
Net income	$31,375	$45,443
Weighted average common shares and participating securities outstanding – basic	53,953	55,311
Basic net income per common share	$0.58	$0.82
Computation of diluted net income per common share:
Weighted average common shares outstanding – basic	53,953	55,311
Effect of dilutive securities:
Stock-based awards	987	1,711
Weighted average common shares outstanding – diluted	54,940	57,022
Diluted net income per common share	$0.57	$0.80
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options, to the extent the impact is dilutive. An aggregate of 1,900,569 and 94,408 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended March 31, 2016 and 2017, respectively.

7.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2017
Interest and other expense:
Interest expense	$16,566	$11,646
Gain on asset disposals	—	(14)
Foreign currency transaction loss	545	639
Total interest and other expense	$17,111	$12,271

8.	INCOME TAXES
The Company’s effective tax rate, including discrete tax benefits of $3.2 million, decreased to 29.8% for the three months ended March 31, 2017 from 33.9% for the three months ended March 31, 2016, primarily due to the adoption of ASU 2016-09 in the first quarter of 2017. As a result of the adoption of this standard, the Company recognizes excess tax benefits on stock compensation as a discrete item within income tax benefits on its consolidated statements of operations. Prior to the adoption of this standard, excess tax benefits were recognized in additional paid-in capital on the Company’s consolidated balance sheet.
As of December 31, 2016 and March 31, 2017, the Company had unrecognized tax benefits of $7.5 million and $7.8 million, respectively, of which $6.9 million and $7.2 million, respectively, would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three months ended March 31, 2016 and 2017, potential interest and penalties were insignificant. Interest and penalties are primarily

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. During 2017, the IRS completed an examination of the 2012 federal income tax return of Neustar, Inc. and its subsidiaries. No adjustments were made as a result of the audit.
The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s consolidated financial statements.

9.	SEGMENT INFORMATION
The Company engages in business activities as a single entity and the chief operating decision maker reviews consolidated operating results and allocates resources based on consolidated reports. The Company has a single operating segment.
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing addresses of the Company’s clients. Geographic area revenue and service revenue from external clients for the three months ended March 31, 2016 and 2017, and geographic area property and equipment as of December 31, 2016 and March 31, 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenue by geographical areas:
United States	$264,692	$269,786
International	22,606	23,400
Total revenue	$287,298	$293,186

Revenue by service:
Marketing Services	$57,671	$65,039
Security Services	48,647	46,875
Data Services	53,156	53,005
NPAC Services	127,824	128,267
Total revenue	$287,298	$293,186

	December 31, 2016	March 31, 2017
Property and equipment, net
United States	$143,560	$147,453
Australia	1,378	1,057
Other	883	853
Total property and equipment, net	$145,821	$149,363

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

10.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2016 and March 31, 2017 and for the three months ended March 31, 2016 and 2017 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 4, are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$32,012	$7,333	$7,703	$—	$47,048
Restricted cash	1,260	881	—	—	2,141
Accounts receivable, net	104,585	78,639	5,706	—	188,930
Unbilled receivables	2,159	12,484	975	—	15,618
Prepaid expenses and other current assets	27,268	6,397	2,202	—	35,867
Deferred costs	2,327	4,923	3,659	—	10,909
Income taxes receivable	4,125	—	1,866	(5,379)	612
Intercompany receivable	9,893	1,365	—	(11,258)	—
Total current assets	183,629	112,022	22,111	(16,637)	301,125
Property and equipment, net	138,540	8,799	2,024	—	149,363
Goodwill	94,153	968,116	110,523	—	1,172,792
Intangible assets, net	10,345	349,902	45,182	—	405,429
Net investments in subsidiaries	1,441,413	—	—	(1,441,413)	—
Other assets, long-term	10,440	3,193	3,037	—	16,670
Total assets	$1,878,520	$1,442,032	$182,877	$(1,458,050)	$2,045,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,245	$11,176	$148	$—	$22,569
Accrued expenses	67,718	24,674	5,567	—	97,959
Deferred revenue	26,258	49,262	20,515	—	96,035
Notes payable	89,219	6,731	3,162	(9,893)	89,219
Capital lease obligations	470	—	—	—	470
Income taxes payable	—	5,379	—	(5,379)	—
Other liabilities	6,532	2,717	57	—	9,306
Intercompany payable	1,621	1,022	—	(2,643)	—
Total current liabilities	203,063	100,961	29,449	(17,915)	315,558
Deferred revenue, long-term	8,178	8,576	6,096	—	22,850
Notes payable, long-term	642,750	—	—	—	642,750
Deferred income tax liabilities, long-term	16,771	18,039	6,321	—	41,131
Other liabilities, long-term	41,122	5,117	7,018	—	53,257
Total liabilities	911,884	132,693	48,884	(17,915)	1,075,546
Total stockholders’ equity	966,636	1,309,339	133,993	(1,440,135)	969,833
Total liabilities and stockholders’ equity	$1,878,520	$1,442,032	$182,877	$(1,458,050)	$2,045,379

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$166,939	$118,407	$12,560	$(10,608)	$287,298
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	41,676	50,927	7,277	(8,529)	91,351
Sales and marketing	30,813	22,535	3,179	(1,204)	55,323
Research and development	5,471	1,623	455	—	7,549
General and administrative	22,334	5,872	187	(875)	27,518
Depreciation and amortization	13,324	22,796	2,362	—	38,482
Restructuring charges	2,664	—	—	—	2,664
	116,282	103,753	13,460	(10,608)	222,887
Income from operations	50,657	14,654	(900)	—	64,411
Other (expense) income:
Interest and other expense	(16,280)	(154)	(677)	—	(17,111)
Interest income	113	70	(9)	—	174
Income (loss) before income taxes and equity income in consolidated subsidiaries	34,490	14,570	(1,586)	—	47,474
Provision (benefit) for income taxes	11,611	5,212	(724)	—	16,099
Income (loss) before equity income in consolidated subsidiaries	22,879	9,358	(862)	—	31,375
Equity income in consolidated subsidiaries	8,496	147	—	(8,643)	—
Net income (loss)	$31,375	$9,505	$(862)	$(8,643)	$31,375
Comprehensive income	$29,517	$9,495	$3,747	$(8,643)	$34,116

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$170,623	$121,686	$14,146	$(13,269)	$293,186
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	42,911	50,783	5,414	(11,192)	87,916
Sales and marketing	35,396	21,717	1,433	(1,989)	56,557
Research and development	4,433	2,280	(41)	—	6,672
General and administrative	26,282	2,507	(341)	(88)	28,360
Depreciation and amortization	13,516	19,146	2,265	—	34,927
Restructuring charges (recoveries)	36	(9)	—	—	27
Separation costs	1,789	—	—	—	1,789
	124,363	96,424	8,730	(13,269)	216,248
Income from operations	46,260	25,262	5,416	—	76,938
Other (expense) income:
Interest and other expense	(11,902)	(238)	(131)	—	(12,271)
Interest income	58	127	(113)	—	72
Income before income taxes and equity income in consolidated subsidiaries	34,416	25,151	5,172	—	64,739
Provision for income taxes	9,683	9,370	243	—	19,296
Income before equity income in consolidated subsidiaries	24,733	15,781	4,929	—	45,443
Equity income in consolidated subsidiaries	20,710	591	—	(21,301)	—
Net income	$45,443	$16,372	$4,929	$(21,301)	$45,443
Comprehensive income (loss)	$43,592	$(8,307)	$19,987	$(6,920)	$48,352

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,576	$49,676	$(5,616)	$(42,414)	$31,222
Investing activities:
Purchases of property and equipment	(8,037)	(1,833)	—	—	(9,870)
Net cash used in investing activities	(8,037)	(1,833)	—	—	(9,870)
Financing activities:
Increase of restricted cash	—	(256)	—	—	(256)
Payments under notes payable obligations	(26,881)	—	—	—	(26,881)
Principal repayments on capital lease obligations	(1,459)	—	—	—	(1,459)
Proceeds from issuance of stock	150	—	—	—	150
Tax benefit from equity awards	323	—	—	—	323
Repurchase of restricted stock awards and common stock	(12,469)	—	—	—	(12,469)
(Distribution to) investment by parent	—	(42,962)	548	42,414	—
Net cash (used in) provided by financing activities	(40,336)	(43,218)	548	42,414	(40,592)
Effect of foreign exchange rates on cash and cash equivalents	1,099	(11)	(1,101)	—	(13)
Net (decrease) increase in cash and cash equivalents	(17,698)	4,614	(6,169)	—	(19,253)
Cash and cash equivalents at beginning of period	48,061	27,092	13,944	—	89,097
Cash and cash equivalents at end of period	$30,363	$31,706	$7,775	$—	$69,844

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$110,361	$63,083	$(438)	$(68,589)	$104,417
Investing activities:
Purchases of property and equipment	(13,528)	(1,833)	—	—	(15,361)
Net cash used in investing activities	(13,528)	(1,833)	—	—	(15,361)
Financing activities:
Decrease of restricted cash	—	142	—	—	142
Payments under notes payable obligations	(77,439)	—	—	—	(77,439)
Principal repayments on capital lease obligations	(987)	—	—	—	(987)
Proceeds from issuance of stock	4,315	—	—	—	4,315
Repurchase of restricted stock awards and common stock	(13,604)	—	—	—	(13,604)
(Distribution to) investment by parent	—	(69,087)	498	68,589	—
Net cash (used in) provided by financing activities	(87,715)	(68,945)	498	68,589	(87,573)
Effect of foreign exchange rates on cash and cash equivalents	1,023	(9)	(1,222)	—	(208)
Net increase (decrease) in cash and cash equivalents	10,141	(7,704)	(1,162)	—	1,275
Cash and cash equivalents at beginning of period	21,871	15,037	8,865	—	45,773
Cash and cash equivalents at end of period	$32,012	$7,333	$7,703	$—	$47,048

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We announced on December 14, 2016 that we entered into a definitive merger agreement to be acquired by a private investment group led by Golden Gate Capital. Under the terms of the merger agreement, our stockholders will be entitled to receive $33.50 per share following the closing of the proposed merger. On March 14, 2017, our stockholders voted in favor of the adoption of the merger agreement. The merger, which is expected to close no later than the end of the third quarter of 2017, is subject to the receipt of required regulatory approvals from the Committee on Foreign Investment in the United States and the Federal Communications Commission, or the FCC, as well as the satisfaction or waiver of other customary closing conditions.
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
On March 26, 2015, the FCC approved a competitor to serve as the next Local Number Portability Administrator, or LNPA, and authorized the North American Portability Management LLC, or NAPM, to begin contract negotiations with that competitor.  On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Counsel’s recommendation.  On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015, the briefing schedule concluded on December 17, 2015, and oral argument before the Court of Appeals took place on September 13, 2016.
On April 7, 2015, we amended our seven regional contracts with the NAPM.  Under this amendment, we will provide LNPA services for an annual fixed fee of $496.1 million until the termination of these contracts.  In addition to LNPA services, we are providing certain transition services under this amendment on a cost-plus basis.  On July 1, 2016, we received a notice of non-renewal from the NAPM informing us of its election not to renew the master agreements that were due to expire on September 30, 2016. On July 25, 2016 the FCC issued an Order approving the proposed contract between the NAPM and a competitor to serve as the next LNPA. On September 29, 2016, the NAPM provided notice to extend the term of our master contracts with the NAPM and opted not to license the source code that we use to provide services to the NAPM. We will continue to provide services and transition services at the pricing terms under the current contracts until the NAPM provides at least one termination notice to us, which must establish a termination date that is 180 days after the date of notice. We cannot be certain how long we will provide LNPA services; however, we will continue to provide services under the current terms of the NAPM contracts for as long as required by NAPM.  On April 20, 2016, the NAPM Transition Oversight Manager, or the TOM, published a transition timeline which extends the transition through the third quarter of 2017. The TOM subsequently issued a revised timeline that extends the transition through May 25, 2018.
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
Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates. In addition, while we have used our best estimates based on the facts and circumstances available to us at the time, we reasonably could have used different estimates in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations could be materially affected. See the information in our filings with the SEC from time to time, including Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, for certain matters that may bear on our results of operations.
For a discussion of selected critical accounting policies refer to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidated Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2017
The following table presents an overview of our results of operations for the three months ended March 31, 2016 and 2017:

	Three Months Ended March 31,
	2016	2017	2016 vs. 2017
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$287,298	$293,186	$5,888	2.0%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	91,351	87,916	(3,435)	(3.8)%
Sales and marketing	55,323	56,557	1,234	2.2%
Research and development	7,549	6,672	(877)	(11.6)%
General and administrative	27,518	28,360	842	3.1%
Depreciation and amortization	38,482	34,927	(3,555)	(9.2)%
Restructuring charges	2,664	27	(2,637)	(99.0)%
Separation costs	—	1,789	1,789	100.0%
	222,887	216,248	(6,639)	(3.0)%
Income from operations	64,411	76,938	12,527	19.4%
Other (expense) income:
Interest and other expense	(17,111)	(12,271)	4,840	(28.3)%
Interest income	174	72	(102)	(58.6)%
Income before income taxes	47,474	64,739	17,265	36.4%
Provision for income taxes	16,099	19,296	3,197	19.9%
Net income	$31,375	$45,443	$14,068	44.8%
Net income per common share:
Basic	$0.58	$0.82
Diluted	$0.57	$0.80
Weighted average common shares outstanding:
Basic	53,953	55,311
Diluted	54,940	57,022
Revenue
Revenue. Revenue increased $5.9 million. Marketing Services revenue increased $7.4 million driven by increased demand for our services that our clients use to make informed and high impact decisions to promote their products and services.
Security Services revenue decreased $1.8 million due to a decrease in revenue of $3.1 million from our DNS services, partially offset by a $1.3 million increase in revenue from domain name registries. The decrease in revenue from our DNS services resulted from lower channel partner revenue. The increase in domain name registries was driven by growth in the number of domain names under management.
Data Services revenue decreased $0.2 million due to a decrease in revenue of $1.5 million from caller identification services and a decrease in revenue of $1.1 million from user authentication and rights management services, partially offset by an increase in revenue of $2.4 million from carrier provisioning services.
NPAC Services revenue increased $0.4 million driven by revenue from transition services under our contracts to provide LNPA services.
Expense
Cost of revenue. Cost of revenue decreased $3.4 million due to decreases of $1.2 million in costs related to our information technology and systems, $0.8 million in personnel and personnel-related expense, $0.7 million in contractor costs and $0.7 million in royalty costs.
Sales and marketing. Sales and marketing expense increased $1.2 million due to an increase of $2.1 million in personnel and personnel-related expense, partially offset by a $1.0 million decrease in advertising and marketing costs.
Research and development. Research and development expense decreased $0.9 million due to a decrease in personnel and personnel-related expense.
General and administrative. General and administrative expense increased $0.8 million due to an increase of $5.2 million in merger-related costs. This increase was partially offset by decreases of $2.5 million in personnel and personnel-related expense, $2.1 million in professional fees, and $0.2 million in general facilities and other costs.
Depreciation and amortization. Depreciation and amortization expense decreased $3.6 million due to a decrease in amortization of intangible assets.
Restructuring charges. Restructuring charges decreased $2.6 million related to restructuring charges recorded during the three months ended March 31, 2016 which did not recur in the first quarter of 2017.
Separation costs. During the three months ended March 31, 2017, we incurred separation costs of $1.8 million. Separation costs related to activities supporting the planned separation including professional fees for outside advisory services including legal, finance, accounting and related services. As a result of the execution and shareholder approval of the merger agreement, we are focusing on completing the merger.
Interest and other expense. Interest and other expense decreased $4.8 million due to a decrease in interest expense driven by lower borrowings under the Amended 2013 Credit Facilities.
Interest income. Interest income for the three months ended March 31, 2017 was comparable to the interest income for the three months ended March 31, 2016.
Provision for income taxes. Our effective tax rate, including discrete items, for the three months ended March 31, 2017 was 29.8%, a decrease from 33.9% for the three months ended March 31, 2016. This decrease was primarily due to the adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718). As a result of the adoption of this standard, we recognized excess tax benefits on stock-based compensation as a discrete item within income tax benefits on our consolidated statements of operations for the three months ended March 31, 2017. Prior to the adoption of this standard, excess tax benefits were recognized in additional paid-in capital on our consolidated balance sheet. Excluding all discrete tax items, our effective tax rate was approximately 34.8% and 34.7% for the three months ended March 31, 2017 and 2016, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by our operating activities. Our principal uses of cash were for debt service requirements and capital expenditures. We anticipate that our principal uses of cash in the future will be for debt service requirements and capital expenditures. Total cash and cash equivalents were $47.0 million at March 31, 2017, an increase of $1.3 million from $45.8 million at December 31, 2016. This increase in cash and cash equivalents was due to cash provided by operations, partially offset by cash used for principal payments under our credit facilities and capital expenditures.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for at least the next twelve months.
Credit Facilities and Senior Notes
As of March 31, 2017, the outstanding principal balance due under our Amended 2013 Credit Facilities and Senior Notes was $751.6 million and available borrowings under our Amended 2013 Revolving Facility was $147.0 million.
For further discussion of this debt, refer to Note 7 to our Consolidated Financial Statements in Item 8 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4 to our Financial Statements in Item 1 of Part I of this report.

Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the three months ended March 31, 2017 was $104.4 million, as compared to $31.2 million for the three months ended March 31, 2016. This $73.2 million increase in net cash provided by operating activities was the result of an increase in net income of $14.1 million, a decrease in non-cash adjustments of $11.2 million and an increase in net changes in operating assets and liabilities of $70.3 million.
Non-cash adjustments decreased $11.2 million driven by a decrease of $6.2 million in deferred income taxes, a decrease of $3.6 million in depreciation and amortization expense, a decrease of $1.4 million in amortization of deferred financing costs and original issue discount on debt, a decrease of $0.4 million in stock-based compensation, and a decrease of $0.3 million in tax benefit from equity awards due to the adoption of ASU 2016-09.
Cash provided by net changes in operating assets and liabilities increased $70.3 million primarily due to an increase of $41.2 million in accounts and unbilled receivables, an increase of $8.5 million in income taxes, an increase of $14.7 million in prepaid expenses and other current assets, an increase of $10.2 million in accounts payable and accrued expenses, an increase of $1.6 million in deferred costs, and an increase of $0.5 million in other assets. These total increases of $76.7 million in net changes in operating assets and liabilities were partially offset by a decrease of $4.0 million in other liabilities and a decrease of $2.4 million in deferred revenue.
Cash flows from investing
Net cash used in investing activities for the three months ended March 31, 2017 was $15.4 million, as compared to $9.9 million for three months ended March 31, 2016. This $5.5 million increase in net cash used in investing activities was due to purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $87.6 million for the three months ended March 31, 2017, as compared to $40.6 million for the three months ended March 31, 2016. This $47.0 million increase in net cash used in financing activities was due to an increase of $50.6 million in principal payments under our Amended 2013 Credit Facilities, an increase of $1.1 million in cash used for the net down of employee shares and a decrease of $0.3 million in tax benefits from equity awards due to the adoption of ASU 2016-09. These total net increases of $52.0 million in cash used in financing activities were partially offset by an increase of $4.2 million in cash proceeds from the issuance of stock, a decrease of $0.5 million in cash used in principal repayments on capital lease obligations, and a decrease of $0.4 million due to a net change in restricted cash.
Recent Accounting Pronouncements
See Note 2 to our Financial Statements in Item 1 of Part I of this report for a discussion of the effects of recent accounting pronouncements.
Off-Balance Sheet Arrangements
None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since December 31, 2016.

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
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We, along with other parties to the merger agreement and our Board of Directors, were named as defendants in a class action complaint filed on January 20, 2017, in the United States District Court for the District of Delaware, entitled Parshall v. NeuStar, Inc. et al., Case 1:17-cv-00060-LPS. We and our Board also were named as defendants in a class action complaint filed on February 1, 2017, in the United States District Court for the District of Delaware, entitled Rubin v. NeuStar, Inc. et al., Case 1:17-cv-00104. The complaints alleged violations of the federal securities laws by the defendants in connection with the preliminary proxy statement on Schedule 14A filed by us with the SEC with a filing date of January 7, 2017. The complaints sought, among other things, an injunction preventing the consummation of the merger, rescission of the merger if it was consummated or rescissory damages, and attorneys’ fees and costs. On March 28, 2017, the plaintiffs of these complaints voluntarily dismissed their cases without any payment.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed with the SEC on March 1, 2017 (our “2016 Form 10-K”). The risks discussed in our 2016 Form 10-K could materially affect our business, financial condition and future results. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 through January 31, 2017	106,086	$33.30
February 1 through February 28, 2017	133,021	33.57
March 1 through March 31, 2017	299,804	33.29
Total	538,911	$33.36

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

NeuStar, Inc.

Date:	May 10, 2017	By:	/s/ Paul S. Lalljie
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

(3.2)
Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed October 29, 2015 and Amendment to Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed December 14, 2016.

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