Form 10-Q
period 2017-06-30
NEUSTAR INC
filed 2017-08-09
CIK 1265888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

There were 55,965,415 shares of Class A common stock, $0.001 par value, and 1,864 shares of Class B common stock, $0.001 par value, outstanding at August 7, 2017.

NEUSTAR, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	June 30, 2017
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,773	$94,823
Restricted cash	2,283	2,139
Accounts receivable, net of allowance for doubtful accounts of $6,572 and $7,823, respectively	207,595	186,869
Unbilled receivables	19,795	15,865
Prepaid expenses and other current assets	41,680	36,718
Deferred costs	11,469	10,500
Income taxes receivable	13,586	—
Total current assets	342,181	346,914
Property and equipment, net	145,821	151,810
Goodwill	1,168,982	1,173,203
Intangible assets, net	423,957	384,931
Other assets, long-term	17,771	16,881
Total assets	$2,098,712	$2,073,739
See accompanying notes.

NEUSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	June 30, 2017
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,095	$22,185
Accrued expenses	134,545	104,200
Deferred revenue	91,188	100,583
Notes payable	103,725	74,555
Capital lease obligations	1,457	121
Income taxes payable	—	22,621
Other liabilities	11,632	14,116
Total current liabilities	363,642	338,381
Deferred revenue, long-term	22,437	23,582
Notes payable, long-term	702,946	597,196
Deferred income tax liabilities, long-term	35,088	34,554
Other liabilities, long-term	53,298	51,694
Total liabilities	1,177,411	1,045,407
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and June 30, 2017	—	—
Class A common stock, par value $0.001; 200,000,000 shares authorized; 82,136,230 and 83,664,353 shares issued; and 54,896,659 and 55,956,914 shares outstanding at December 31, 2016 and June 30, 2017, respectively	82	84
Class B common stock, par value $0.001; 100,000,000 shares authorized; 1,864 and 1,864 shares issued and outstanding at December 31, 2016 and June 30, 2017, respectively	—	—
Additional paid-in capital	771,450	800,784
Treasury stock, 27,239,571 and 27,707,439 shares at December 31, 2016 and June 30, 2017, respectively, at cost	(933,581)	(949,232)
Accumulated other comprehensive (loss) income	(1,785)	1,199
Retained earnings	1,085,135	1,175,497
Total stockholders’ equity	921,301	1,028,332
Total liabilities and stockholders’ equity	$2,098,712	$2,073,739
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$297,565	$297,938	$584,863	$591,124
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	90,237	87,322	181,588	175,238
Sales and marketing	54,288	53,971	109,611	110,528
Research and development	5,260	7,604	12,809	14,276
General and administrative	27,238	27,111	54,756	55,471
Depreciation and amortization	38,829	35,452	77,311	70,379
Restructuring charges	6,129	8,012	8,793	8,039
Separation costs	4,218	—	4,218	1,789
	226,199	219,472	449,086	435,720
Income from operations	71,366	78,466	135,777	155,404
Other (expense) income:
Interest and other expense	(15,691)	(10,630)	(32,802)	(22,901)
Interest income	67	74	241	146
Income before income taxes	55,742	67,910	103,216	132,649
Provision for income taxes	17,621	22,991	33,720	42,287
Net income	$38,121	$44,919	$69,496	$90,362
Net income per common share:
Basic	$0.70	$0.80	$1.28	$1.63
Diluted	$0.69	$0.79	$1.26	$1.58
Weighted average common shares outstanding:
Basic	54,458	55,865	54,205	55,589
Diluted	55,082	57,029	54,980	57,019
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net income	$38,121	$44,919	$69,496	$90,362
Other comprehensive income, net of tax:
Available for sale investments, net of tax:
Change in net unrealized gains, net of tax	76	42	19	97
Reclassification for gains included in net income, net of tax	—	—	—	(13)
Net change in unrealized gains on investments, net of tax	76	42	19	84
Foreign currency translation adjustment, net of tax	(1,435)	33	1,363	2,900
Other comprehensive (loss) income, net of tax	(1,359)	75	1,382	2,984
Comprehensive income	$36,762	$44,994	$70,878	$93,346
See accompanying notes.

NEUSTAR, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2017
Operating activities:
Net income	$69,496	$90,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,311	70,379
Stock-based compensation	20,474	20,063
Amortization of deferred financing costs and original issue discount on debt	8,890	5,640
Tax benefit from equity awards	(260)	—
Deferred income taxes	1,237	(2,993)
Provision for doubtful accounts	3,600	3,600
Changes in operating assets and liabilities:
Accounts receivable	(12,459)	16,882
Unbilled receivables	3,012	3,945
Prepaid expenses and other current assets	(7,630)	7,378
Deferred costs	(3,018)	1,684
Income taxes	8,526	36,207
Other assets	3,051	222
Other liabilities	(842)	469
Accounts payable and accrued expenses	(44,538)	(27,448)
Deferred revenue	(2,545)	(407)
Net cash provided by operating activities	124,305	225,983
Investing activities:
Purchases of property and equipment	(23,366)	(29,092)
Businesses acquired, net of cash acquired	12	—
Net cash used in investing activities	(23,354)	(29,092)
Financing activities:
Decrease in restricted cash	73	144
Payments under notes payable obligations	(126,731)	(139,878)
Principal repayments on capital lease obligations	(2,774)	(1,336)
Proceeds from issuance of stock	432	6,161
Tax benefit from equity awards	260	—
Repurchase of restricted stock awards and common stock	(10,762)	(12,539)
Net cash used in financing activities	(139,502)	(147,448)
Effect of foreign exchange rates on cash and cash equivalents	111	(393)
Net (decrease) increase in cash and cash equivalents	(38,440)	49,050
Cash and cash equivalents at beginning of period	89,097	45,773
Cash and cash equivalents at end of period	$50,657	$94,823
See accompanying notes.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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
On December 14, 2016, the Company entered into an Agreement and Plan of Merger (the Merger Agreement), with Aerial Topco, L.P. (the Parent), and Aerial Merger Sub, Inc., a subsidiary of Parent (Merger Sub), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Neustar. As a result of the merger, the Company will become a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by Golden Gate Private Equity, Inc. and GIC Special Investments Pte Ltd. On March 14, 2017, the Company’s stockholders voted in favor of the adoption of the Merger Agreement. On August 8, 2017, Merger Sub merged with and into the Company pursuant to the Merger Agreement and the Company became a wholly-owned subsidiary of Parent (the Closing).  As a result of the Closing, Company stockholders are entitled to receive $33.50 per share in cash as merger consideration.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level at which to classify them for each reporting period. Due to their short-term nature, the carrying amounts reported in the accompanying unaudited consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company determines the fair value of its term loan facilities, the 2013 Term Facility (as defined in Note 4) and the Amended 2013 Term Facility (as defined in Note 4), using pricing service quotations as quoted by Bloomberg (Level 2). The Company believes the carrying value of its Amended 2013 Revolving Facility (as defined in Note 4) approximates the fair value of the debt as the term and interest rate approximates the market rate (Level 2). The Company determines the fair value of its Senior Notes using a secondary market price on the last trading day in each period as quoted by Bloomberg (Level 2).
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2016		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2013 Amended Term Facility (including current portion, net of discount)	$437,815	$439,480	$384,768	$385,741
Amended 2013 Revolving Facility	85,000	85,000	—	—
Senior Notes (including current portion)	300,000	305,733	300,000	308,364
Restricted Cash
As of December 31, 2016 and June 30, 2017, cash of $2.3 million and $2.1 million, respectively, was restricted as collateral for certain of the Company’s outstanding letters of credit and for deposits on leased facilities.
Recent Accounting Pronouncements - Adopted
In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted the standard on January 1, 2017. On a prospective basis, the Company began recognizing excess tax benefits on stock compensation as income tax benefits on its consolidated statements of operations and within operating activities on the consolidated statements of cash flows. During the three and six months ended June 30, 2017, the Company recognized excess tax benefits of $0.3 million and $3.1 million, respectively. The Company elected to continue to estimate the number of awards expected to be forfeited. Payments to satisfy income tax withholding obligations continue to be reported as a financing activity on the consolidated statements of cash flows. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.
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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

In preparation for the adoption of the new accounting standard on January 1, 2018, the Company reviewed a representative sample of its client contracts and is evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company is also evaluating the impact of the new standard on its current practices, such as accounting for sales commissions.  Under this new guidance, sales commission expenditures may be recorded as an asset and recognized as an operating expense over the period that the Company expects to recover the costs. Currently, the Company expenses sales commissions as incurred. The Company has not yet quantified the potential impact of this or other potential impacts of the new guidance.  The Company is also continuing to evaluate the approach that it will use when transitioning to this new guidance.
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

3.	GOODWILL
The change in the carrying amount of the Company’s goodwill from December 31, 2016 to June 30, 2017 is as follows (in thousands):

	December 31, 2016	Foreign Currency Translation	June 30, 2017
Gross goodwill	$1,262,584	$4,221	$1,266,805
Accumulated impairments	(93,602)	—	(93,602)
Net goodwill	$1,168,982	$4,221	$1,173,203

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

4.	NOTES PAYABLE
Notes payable consist of the following (in thousands):

	December 31, 2016	June 30, 2017
Amended 2013 Term Facility (net of discount)	$437,815	$384,768
Amended 2013 Term Facility deferred financing fees	(5,016)	(3,535)
Amended 2013 Revolving Facility	85,000	—
Amended 2013 Revolving Facility deferred financing fees	(916)	—
Senior Notes	300,000	300,000
Senior Notes deferred financing fees	(10,212)	(9,482)
Total	806,671	671,751
Less: current portion, net of discount	(103,725)	(74,555)
Long-term portion	$702,946	$597,196
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
As of June 30, 2017, there were no outstanding borrowings under the Amended 2013 Revolving Facility. Available borrowings under the same facility were $182.0 million, exclusive of outstanding letters of credit totaling $18.0 million.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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
Future Principal Payments
Future principal payments under the Amended 2013 Credit Facilities and the Senior Notes as of June 30, 2017, are as follows (in thousands):

2017	$54,878
2018	49,889
2019	284,370
2020	—
2021	—
Thereafter	300,000
Total future principal payments	$689,137

5.	STOCKHOLDERS’ EQUITY
As of June 30, 2017, a total of 6,519,366 shares were available for grant or award under the Company’s stock incentive plans.
Stock-based compensation expense recognized for the three months ended June 30, 2016 and 2017 was $10.6 million and $12.0 million, respectively, and $20.5 million and $21.5 million for the six months ended June 30, 2016 and 2017, respectively. As of June 30, 2017, total unrecognized compensation expense was estimated at $37.2 million, which the Company expects to recognize over a weighted average period of approximately 1.1 years. Total unrecognized compensation expense as of June 30, 2017 is estimated based on outstanding non-vested stock options, non-vested restricted stock units and non-vested performance vested restricted stock units (PVRSUs). Stock-based compensation expense may increase or decrease in future periods for subsequent grants or forfeitures.
Stock Options
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	987,984	$25.55
Granted	—	—
Exercised	(429,511)	24.51
Forfeited	—	—
Outstanding at June 30, 2017	558,473	$26.35	$1.1	2.0
Exercisable at June 30, 2017	452,133	$26.34	$0.7	1.5
The aggregate intrinsic value of options exercised for the six months ended June 30, 2017 was $3.8 million.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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
The following table summarizes the Company’s non-vested PVRSU activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2016	1,166,939	$23.25
Granted	512,569	33.25
Vested	(451,700)	23.85
Forfeited	(318,977)	24.21
Non-vested at June 30, 2017	908,831	$28.26	$30.3
The aggregate intrinsic value of PVRSUs vested during the six months ended June 30, 2017 was approximately $15.1 million. The Company repurchased 175,314 shares of common stock for an aggregate purchase price of $5.8 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.
Restricted Stock Units
The following table summarizes the Company’s restricted stock units activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	2,226,948	$27.13
Granted	45,750	33.15
Vested	(646,912)	29.10
Forfeited	(81,950)	25.34
Outstanding at June 30, 2017	1,543,836	$26.58	$51.5
The aggregate intrinsic value of restricted stock units vested during the six months ended June 30, 2017 was approximately $21.5 million. The Company repurchased 249,762 shares of common stock for an aggregate purchase price of $8.3 million pursuant to the participants’ rights under the Company’s stock incentive plans to elect to use common stock to satisfy their minimum tax withholding obligations.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

6.	BASIC AND DILUTED NET INCOME PER COMMON SHARE
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Computation of basic net income per common share:
Net income	$38,121	$44,919	$69,496	$90,362
Weighted average common shares and participating securities outstanding – basic	54,458	55,865	54,205	55,589
Basic net income per common share	$0.70	$0.80	$1.28	$1.63
Computation of diluted net income per common share:
Weighted average common shares outstanding – basic	54,458	55,865	54,205	55,589
Effect of dilutive securities:
Stock-based awards	624	1,164	775	1,430
Weighted average common shares outstanding – diluted	55,082	57,029	54,980	57,019
Diluted net income per common share	$0.69	$0.79	$1.26	$1.58
Diluted net income per common share reflects the potential dilution of common stock equivalents such as options, to the extent the impact is dilutive. An aggregate of 2,002,992 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the three months ended June 30, 2016. There were no shares with an anti-dilutive effect for the three months ended June 30, 2017. An aggregate of 1,877,467 and 84,276 shares were excluded from the calculation of the denominator for diluted net income per common share due to their anti-dilutive effect for the six months ended June 30, 2016 and 2017, respectively.

7.	INTEREST AND OTHER EXPENSE
Interest and other expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Interest and other expense:
Interest expense	$15,961	$10,433	$32,527	$22,079
Loss on asset disposals	8	274	8	260
Foreign currency transaction (gain) loss	(278)	(77)	267	562
Total interest and other expense	$15,691	$10,630	$32,802	$22,901

8.	INCOME TAXES
The Company’s effective tax rate, including discrete tax benefits of $3.9 million, decreased to 31.9% for the six months ended June 30, 2017 from 32.7% for the six months ended June 30, 2016, primarily due to the adoption of ASU 2016-09 in the first quarter of 2017. As a result of the adoption of this standard, the Company recognizes excess tax benefits on stock compensation as a discrete item within income tax benefits on its consolidated statements of operations. Prior to the adoption of this standard, excess tax benefits were recognized in additional paid-in capital on the Company’s consolidated balance sheet.
As of December 31, 2016 and June 30, 2017, the Company had unrecognized tax benefits of $7.5 million and $7.9 million, respectively, of which $6.9 million and $7.3 million, respectively, would affect the Company’s effective tax rate if recognized.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the three and six months ended June 30, 2016 and 2017, potential interest and penalties were insignificant. Interest and penalties are primarily due to uncertain tax positions assumed in acquisitions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company files income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Virginia Department of Taxation initiated an examination of the 2014 and 2015 corporate income tax returns for Neustar, Inc. and Subsidiaries.  Management does not currently believe that the outcome will have a material adverse effect on the Company’s financial position, result of operations or cash flows.  During 2017, the IRS completed an examination of the 2012 federal income tax return of Neustar, Inc. and its subsidiaries. No adjustments were made as a result of the audit.
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
Enterprise-Wide Disclosures
Revenue by geographical areas is based on the billing addresses of the Company’s clients. Geographic area revenue and service revenue from external clients for the three and six months ended June 30, 2016 and 2017, and geographic area property and equipment as of December 31, 2016 and June 30, 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue by geographical areas:
United States	$271,752	$274,156	$536,444	$543,942
International	25,813	23,782	48,419	47,182
Total revenue	$297,565	$297,938	$584,863	$591,124

Revenue by service:
Marketing Services	$63,923	$67,796	$121,594	$132,835
Security Services	49,323	47,455	97,970	94,330
Data Services	55,808	54,761	108,964	107,766
NPAC Services	128,511	127,926	256,335	256,193
Total revenue	$297,565	$297,938	$584,863	$591,124

	December 31, 2016	June 30, 2017
Property and equipment, net
United States	$143,560	$149,900
Australia	1,378	926
Other	883	984
Total property and equipment, net	$145,821	$151,810

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

10.	SUPPLEMENTAL GUARANTOR INFORMATION
The following schedules present condensed consolidating financial information of the Company as of December 31, 2016 and June 30, 2017 and for the three and six months ended June 30, 2016 and 2017 for (a) Neustar, Inc., the parent company; (b) certain of the Company’s 100% owned domestic subsidiaries (collectively, the Subsidiary Guarantors); and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the Non-Guarantor Subsidiaries). Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the parent company and all of the guarantor and non-guarantor subsidiaries are reflected in the eliminations column. Intercompany amounts that will not be settled between entities are treated as contributions or distributions for purposes of these consolidated financial statements. The guarantees, as outlined in Note 4, are full and unconditional and joint and several. A Subsidiary Guarantor will be released from its obligations under the Senior Notes when: (a) the Subsidiary Guarantor is sold or sells substantially all of its assets; (b) the Subsidiary Guarantor is designated as an unrestricted subsidiary as defined by the Senior Notes; (c) the Subsidiary Guarantor’s guarantee of indebtedness under the Senior Notes is released (other than discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied.

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$78,860	$6,483	$9,480	$—	$94,823
Restricted cash	1,260	879	—	—	2,139
Accounts receivable, net	98,408	82,740	5,721	—	186,869
Unbilled receivables	1,284	12,818	1,763	—	15,865
Prepaid expenses and other current assets	30,023	4,861	1,834	—	36,718
Deferred costs	1,979	4,728	3,793	—	10,500
Income taxes receivable	—	410	1,187	(1,597)	—
Intercompany receivable	9,796	448	5,919	(16,163)	—
Total current assets	221,610	113,367	29,697	(17,760)	346,914
Property and equipment, net	141,413	8,423	1,974	—	151,810
Goodwill	94,153	968,116	110,934	—	1,173,203
Intangible assets, net	9,721	331,738	43,472	—	384,931
Net investments in subsidiaries	1,440,432	—	—	(1,440,432)	—
Other assets, long-term	11,147	2,641	3,093	—	16,881
Total assets	$1,918,476	$1,424,285	$189,170	$(1,458,192)	$2,073,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,457	$8,020	$708	$—	$22,185
Accrued expenses	73,798	24,970	5,432	—	104,200
Deferred revenue	26,966	51,722	21,895	—	100,583
Notes payable	74,555	6,612	3,184	(9,796)	74,555
Capital lease obligations	121	—	—	—	121
Income taxes payable	24,218	—	—	(1,597)	22,621
Other liabilities	10,797	3,103	216	—	14,116
Intercompany payable	6,367	—	—	(6,367)	—
Total current liabilities	230,279	94,427	31,435	(17,760)	338,381
Deferred revenue, long-term	8,119	9,195	6,268	—	23,582
Notes payable, long-term	597,196	—	—	—	597,196
Deferred income tax liabilities, long-term	14,951	11,033	5,561	3,009	34,554
Other liabilities, long-term	40,598	4,399	6,697	—	51,694
Total liabilities	891,143	119,054	49,961	(14,751)	1,045,407
Total stockholders’ equity	1,027,333	1,305,231	139,209	(1,443,441)	1,028,332
Total liabilities and stockholders’ equity	$1,918,476	$1,424,285	$189,170	$(1,458,192)	$2,073,739

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$171,466	$126,053	$14,968	$(14,549)	$297,938
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	43,126	50,371	5,465	(11,640)	87,322
Sales and marketing	35,078	20,212	1,370	(2,689)	53,971
Research and development	5,778	1,925	(99)	—	7,604
General and administrative	24,058	3,292	(19)	(220)	27,111
Depreciation and amortization	14,110	19,121	2,221	—	35,452
Restructuring charges	5,518	1,963	531	—	8,012
	127,668	96,884	9,469	(14,549)	219,472
Income from operations	43,798	29,169	5,499	—	78,466
Other (expense) income:
Interest and other expense	(10,733)	(98)	201	—	(10,630)
Interest income	58	127	(111)	—	74
Income before income taxes and equity income in consolidated subsidiaries	33,123	29,198	5,589	—	67,910
Provision (benefit) for income taxes	7,641	15,448	(98)	—	22,991
Income before equity income in consolidated subsidiaries	25,482	13,750	5,687	—	44,919
Equity income in consolidated subsidiaries	19,437	649	—	(20,086)	—
Net income	$44,919	$14,399	$5,687	$(20,086)	$44,919
Comprehensive income (loss)	$44,756	$24,689	$(4,365)	$(20,086)	$44,994

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

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

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$342,089	$247,739	$29,114	$(27,818)	$591,124
Operating expense:
Cost of revenue (excluding depreciation and amortization shown separately below)	86,037	101,154	10,879	(22,832)	175,238
Sales and marketing	70,474	41,929	2,803	(4,678)	110,528
Research and development	10,211	4,205	(140)	—	14,276
General and administrative	50,340	5,799	(360)	(308)	55,471
Depreciation and amortization	27,626	38,267	4,486	—	70,379
Restructuring charges	5,554	1,954	531	—	8,039
Separation costs	1,789	—	—	—	1,789
	252,031	193,308	18,199	(27,818)	435,720
Income from operations	90,058	54,431	10,915	—	155,404
Other (expense) income:
Interest and other expense	(22,635)	(336)	70	—	(22,901)
Interest income	116	254	(224)	—	146
Income before income taxes and equity income in consolidated subsidiaries	67,539	54,349	10,761	—	132,649
Provision for income taxes	17,324	24,818	145	—	42,287
Income before equity income in consolidated subsidiaries	50,215	29,531	10,616	—	90,362
Equity income in consolidated subsidiaries	40,147	1,240	—	(41,387)	—
Net income	$90,362	$30,771	$10,616	$(41,387)	$90,362
Comprehensive income	$88,348	$30,763	$15,622	$(41,387)	$93,346

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$151,200	$76,028	$(9,505)	$(93,418)	$124,305
Investing activities:
Purchases of property and equipment	(21,533)	(1,833)	—	—	(23,366)
Businesses acquired, net of cash acquired	12				12
Net cash used in investing activities	(21,521)	(1,833)	—	—	(23,354)
Financing activities:
Decrease of restricted cash	—	73	—	—	73
Payments under notes payable obligations	(126,731)	—	—	—	(126,731)
Principal repayments on capital lease obligations	(2,774)	—	—	—	(2,774)
Proceeds from issuance of stock	432	—	—	—	432
Tax benefit from equity awards	259	—	1	—	260
Repurchase of restricted stock awards and common stock	(10,762)	—	—	—	(10,762)
(Distribution to) investment by parent	—	(95,596)	2,178	93,418	—
Net cash (used in) provided by financing activities	(139,576)	(95,523)	2,179	93,418	(139,502)
Effect of foreign exchange rates on cash and cash equivalents	420	(17)	(292)	—	111
Net (decrease) in cash and cash equivalents	(9,477)	(21,345)	(7,618)	—	(38,440)
Cash and cash equivalents at beginning of period	48,061	27,092	13,944	—	89,097
Cash and cash equivalents at end of period	$38,584	$5,747	$6,326	$—	$50,657

NEUSTAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2017

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	NeuStar, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$230,631	$87,528	$399	$(92,575)	$225,983
Investing activities:
Purchases of property and equipment	(27,259)	(1,833)	—	—	(29,092)
Net cash used in investing activities	(27,259)	(1,833)	—	—	(29,092)
Financing activities:
Decrease of restricted cash	—	144	—	—	144
Payments under notes payable obligations	(139,878)	—	—	—	(139,878)
Principal repayments on capital lease obligations	(1,336)	—	—	—	(1,336)
Proceeds from issuance of stock	6,161	—	—	—	6,161
Repurchase of restricted stock awards and common stock	(12,539)	—	—	—	(12,539)
(Distribution to) investment by parent	—	(94,386)	1,811	92,575	—
Net cash (used in) provided by financing activities	(147,592)	(94,242)	1,811	92,575	(147,448)
Effect of foreign exchange rates on cash and cash equivalents	1,209	(7)	(1,595)	—	(393)
Net increase (decrease) in cash and cash equivalents	56,989	(8,554)	615	—	49,050
Cash and cash equivalents at beginning of period	21,871	15,037	8,865	—	45,773
Cash and cash equivalents at end of period	$78,860	$6,483	$9,480	$—	$94,823

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We announced on December 14, 2016 that we entered into a definitive merger agreement to be acquired by a private investment group led by Golden Gate Capital. Under the terms of the merger agreement, our stockholders are entitled to receive $33.50 per share following the closing of the proposed merger. On March 14, 2017, our stockholders voted in favor of the adoption of the merger agreement. As of August 4, 2017, all required regulatory approvals had been received and the merger was completed on August 8, 2017.
On March 26, 2015, the FCC approved a competitor to serve as the next Local Number Portability Administrator, or LNPA, and authorized the North American Portability Management LLC, or NAPM, to begin contract negotiations with that competitor.  On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC’s Order approving the North American Numbering Council’s recommendation.  The Court of Appeals issued its decision on May 26, 2017 and denied our Petition for Review. We are reviewing the decision.
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

Consolidated Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2017
The following table presents an overview of our results of operations for the three months ended June 30, 2016 and 2017:

	Three Months Ended June 30,
	2016	2017	2016 vs. 2017
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$297,565	$297,938	$373	0.1%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	90,237	87,322	(2,915)	(3.2)%
Sales and marketing	54,288	53,971	(317)	(0.6)%
Research and development	5,260	7,604	2,344	44.6%
General and administrative	27,238	27,111	(127)	(0.5)%
Depreciation and amortization	38,829	35,452	(3,377)	(8.7)%
Restructuring charges	6,129	8,012	1,883	30.7%
Separation costs	4,218	—	(4,218)	(100.0)%
	226,199	219,472	(6,727)	(3.0)%
Income from operations	71,366	78,466	7,100	9.9%
Other (expense) income:
Interest and other expense	(15,691)	(10,630)	5,061	(32.3)%
Interest income	67	74	7	10.4%
Income before income taxes	55,742	67,910	12,168	21.8%
Provision for income taxes	17,621	22,991	5,370	30.5%
Net income	$38,121	$44,919	$6,798	17.8%
Net income per common share:
Basic	$0.70	$0.80
Diluted	$0.69	$0.79
Weighted average common shares outstanding:
Basic	54,458	55,865
Diluted	55,082	57,029
Revenue
Revenue. Revenue increased $0.4 million. Marketing Services revenue increased $3.9 million driven by increased demand for our services that our clients use to make informed and high impact decisions to promote their products and services.
Security Services revenue decreased $1.9 million due to a decrease in revenue of $2.4 million from domain name registries, partially offset by an increase in revenue of $0.5 million from our DNS services. The decrease in revenue from domain name registries was driven by consolidation of the customer base in the second quarter of 2016. The increase in revenue from our DNS services resulted from greater channel partner revenue.
Data Services revenue decreased $1.0 million due to a decrease in revenue of $1.7 million from caller identification services and a decrease in revenue of $1.5 million from user authentication and rights management services, partially offset by an increase in revenue of $2.2 million from carrier provisioning services.
NPAC Services revenue decreased $0.6 million driven by a decrease in revenue from transition services under our contracts to provide LNPA services.
Expense
Cost of revenue. Cost of revenue decreased $2.9 million due to decreases of $1.4 million in royalty costs, $1.1 million in personnel and personnel-related expense and $0.9 million in contractor costs. These decreases were partially offset by an increase of $0.5 million in costs related to our information technology and systems.

Sales and marketing. Sales and marketing expense decreased $0.3 million due a decrease of $1.8 million in advertising and marketing costs, partially offset by increases of $1.0 million in personnel and personnel-related expense and $0.5 million in maintenance and general facilities costs.
Research and development. Research and development expense increased $2.3 million due to an increase in personnel and personnel-related expense.
General and administrative. General and administrative expense decreased $0.1 million due to decreases of $2.9 million in personnel and personnel-related expense, $0.6 million in professional fees, and $0.3 million in general facilities and other costs. These decreases were partially offset by an increase of $3.7 million in merger-related costs.
Depreciation and amortization. Depreciation and amortization expense decreased $3.4 million due to a decrease in amortization of intangible assets.
Restructuring charges. Restructuring charges increased $1.9 million due to an increase in severance and severance-related expense.
Separation costs. During the three months ended June 30, 2016, we incurred separation costs of $4.2 million. Prior to entering into the merger agreement, we announced in the second quarter of 2016 our intention to separate into two independent and publicly traded companies through a tax-free spin-off.  Separation costs related to activities supporting the planned separation including professional fees for outside advisory services including legal, finance, accounting and related services. As a result of the execution and shareholder approval of the merger agreement, our focus was completing the merger. The merger was completed on August 8, 2017.
Interest and other expense. Interest and other expense decreased $5.1 million due to a decrease of $5.5 million in interest expense driven by lower borrowings under the Amended 2013 Credit Facilities, partially offset by an increase of $0.5 million in foreign currency transaction and asset disposal losses.
Interest income. Interest income for the three months ended June 30, 2017 was comparable to the interest income for the three months ended June 30, 2016.
Provision for income taxes. Our effective tax rate, including discrete items, for the three months ended June 30, 2017 was 33.9%, an increase from 31.6% for the three months ended June 30, 2016. This increase was primarily due to the reversal of certain unrecognized tax benefits during the second quarter of 2016 upon the expiration of certain statutes of limitations. Excluding all discrete tax items, our effective tax rate was approximately 34.8% and 34.5% for the three months ended June 30, 2017 and 2016, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2017
The following table presents an overview of our results of operations for the six months ended June 30, 2016 and 2017:

	Six Months Ended June 30,
	2016	2017	2016 vs. 2017
	$	$	$ Change	% Change
	(unaudited) (dollars in thousands, except per share data)
Revenue	$584,863	$591,124	$6,261	1.1%
Operating expense:
Cost of revenue (excludes depreciation and amortization shown separately below)	181,588	175,238	(6,350)	(3.5)%
Sales and marketing	109,611	110,528	917	0.8%
Research and development	12,809	14,276	1,467	11.5%
General and administrative	54,756	55,471	715	1.3%
Depreciation and amortization	77,311	70,379	(6,932)	(9.0)%
Restructuring charges	8,793	8,039	(754)	(8.6)%
Separation costs	4,218	1,789	(2,429)	(57.6)%
	449,086	435,720	(13,366)	(3.0)%
Income from operations	135,777	155,404	19,627	14.5%
Other (expense) income:
Interest and other expense	(32,802)	(22,901)	9,901	(30.2)%
Interest income	241	146	(95)	(39.4)%
Income before income taxes	103,216	132,649	29,433	28.5%
Provision for income taxes	33,720	42,287	8,567	25.4%
Net income	$69,496	$90,362	$20,866	30.0%
Net income per common share:
Basic	$1.28	$1.63
Diluted	$1.26	$1.58
Weighted average common shares outstanding:
Basic	54,205	55,589
Diluted	54,980	57,019
Revenue
Revenue. Revenue increased $6.3 million. Marketing Services revenue increased $11.2 million driven by increased demand for our services that our clients use to make informed and high impact decisions to promote their products and services.
Security Services revenue decreased $3.6 million due to a decrease in revenue of $2.6 million in revenue from our DNS services and a decrease in revenue of $1.1 million from domain name registries. The decrease in revenue from our DNS services resulted from lower channel partner revenue. The decrease in revenue from domain name registries was driven by consolidation of the customer base in the second quarter of 2016.
Data Services revenue decreased $1.2 million due to a decrease in revenue of $3.2 million from caller identification services and a decrease in revenue of $2.6 million from user authentication and rights management services, partially offset by an increase in revenue of $4.6 million from carrier provisioning services.
NPAC Services revenue for the six months ended June 30, 2017 was comparable to the six months ended June 30, 2016.
Expense
Cost of revenue. Cost of revenue decreased $6.4 million due to decreases of $2.2 million in royalty costs, $2.0 million in personnel and personnel-related expense, $1.6 million in contractor costs, and $0.6 million in in costs related to our information technology and systems.

Sales and marketing. Sales and marketing expense increased $0.9 million due an increase of $3.1 million in personnel and personnel-related expense and $0.6 million in maintenance and general facilities costs. These increases were partially offset by a decrease of $2.8 million in advertising and marketing costs.
Research and development. Research and development expense increased $1.5 million due to an increase in personnel and personnel-related expense.
General and administrative. General and administrative expense increased $0.7 million due to an increase of $8.8 million in merger-related costs. This increase was partially offset by decreases of $5.4 million in personnel and personnel-related expense and $2.7 million in professional fees.
Depreciation and amortization. Depreciation and amortization expense decreased $6.9 million due to a decrease in amortization of intangible assets.
Restructuring charges. Restructuring charges decreased $0.8 million due to a decrease in severance and severance-related expense.
Separation costs. Separation costs decreased $2.4 million. Separation costs related to activities supporting the planned separation including professional fees for outside advisory services including legal, finance, accounting and related services. As a result of the execution and shareholder approval of the merger agreement, our focus was completing the merger. The merger was completed on August 8, 2017.
Interest and other expense. Interest and other expense decreased $9.9 million due to a decrease of $10.4 million in interest expense driven by lower borrowings under the Amended 2013 Credit Facilities, partially offset by an increase of $0.5 million in foreign currency transaction and asset disposal losses.
Interest income. Interest income for the six months ended June 30, 2017 was comparable to the interest income for the six months ended June 30, 2016.
Provision for income taxes. Our effective tax rate, including discrete items, for the six months ended June 30, 2017 was 31.9%, a decrease from 32.7% for the six months ended June 30, 2016. This decrease was primarily due to the adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718). As a result of the adoption of this standard, we recognized excess tax benefits on stock-based compensation as a discrete item within income tax benefits on our consolidated statements of operations for the three and six months ended June 30, 2017. Prior to the adoption of this standard, excess tax benefits were recognized in additional paid-in capital on our consolidated balance sheet. Excluding all discrete tax items, our effective tax rate was approximately 34.8% and 34.5% for the six months ended June 30, 2017 and 2016, respectively.
Liquidity and Capital Resources
Our principal source of liquidity is cash provided by our operating activities. Our principal uses of cash were for debt service requirements and capital expenditures. We anticipate that our principal uses of cash in the future will be for debt service requirements and capital expenditures. Total cash and cash equivalents were $94.8 million at June 30, 2017, an increase of $49.1 million from $45.8 million at December 31, 2016. This increase in cash and cash equivalents was due to cash provided by operations, partially offset by cash used for principal payments under our credit facilities and capital expenditures.
We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for at least the next twelve months.
Credit Facilities and Senior Notes
As of June 30, 2017, the outstanding principal balance due under our Amended 2013 Credit Facilities and Senior Notes was $689.1 million and available borrowings under our Amended 2013 Revolving Facility was $182.0 million.
For further discussion of this debt, refer to Note 7 to our Consolidated Financial Statements in Item 8 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4 to our Financial Statements in Item 1 of Part I of this report.

Discussion of Cash Flows
Cash flows from operations
Net cash provided by operating activities for the six months ended June 30, 2017 was $226.0 million, as compared to $124.3 million for the six months ended June 30, 2016. This $101.7 million increase in net cash provided by operating activities was the result of an increase in net income of $20.9 million, a decrease in non-cash adjustments of $14.6 million and an increase in net changes in operating assets and liabilities of $95.4 million.
Non-cash adjustments decreased $14.6 million driven by a decrease of $6.9 million in depreciation and amortization expense, a decrease of $4.2 million in deferred income taxes, a decrease of $3.3 million in amortization of deferred financing costs and original issue discount on debt, a decrease of $0.4 million in stock-based compensation, and a decrease of $0.3 million in tax benefit from equity awards due to the adoption of ASU 2016-09.
Cash provided by net changes in operating assets and liabilities increased $95.4 million primarily due to an increase of $30.3 million in accounts and unbilled receivables, an increase of $27.7 million in income taxes, an increase of $17.1 million in accounts payable and accrued expenses, an increase of $15.0 million in prepaid expenses and other current assets, an increase of $4.7 million in deferred costs, an increase of $2.1 million in deferred revenue, and an increase of $1.3 million in other liabilities. These total increases of $98.2 million in net changes in operating assets and liabilities were partially offset by a decrease of $2.8 million in other assets.
Cash flows from investing
Net cash used in investing activities for the six months ended June 30, 2017 was $29.1 million, as compared to $23.4 million for six months ended June 30, 2016. This $5.7 million increase in net cash used in investing activities was due to purchases of property and equipment.
Cash flows from financing
Net cash used in financing activities was $147.4 million for the six months ended June 30, 2017, as compared to $139.5 million for the six months ended June 30, 2016. This $7.9 million increase in net cash used in financing activities was due to an increase of $13.1 million in payments under our Amended 2013 Credit Facilities, an increase of $1.8 million in cash used for the net down of employee shares, and a decrease of $0.3 million in tax benefits from equity awards due to the adoption of ASU 2016-09. These total net increases of $15.2 million in cash used in financing activities were partially offset by an increase of $5.7 million in cash proceeds from the issuance of stock, a decrease of $1.4 million in cash used in principal repayments on capital lease obligations, and a decrease of $0.1 million due to a net change in restricted cash.
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
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.
In addition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
On April 6, 2015, we filed a Petition for Review asking the U.S. Court of Appeals for the District of Columbia Circuit to “hold unlawful, vacate, enjoin, and set aside” the FCC Order issued on March 27, 2015, approving a recommendation by the NANC for a competitor to serve as the next LNPA.  Among other things, we believe the FCC Order violates the notice and comment rulemaking requirements of the Administrative Procedure Act, violates the FCC’s rules by selecting an entity that is not impartial or neutral to serve as the next LNPA and is arbitrary, capricious, an abuse of discretion or otherwise contrary to law.  On June 19, 2015, the Court of Appeals granted the requests made by third-party petitioners to intervene in the case.  On July 21, 2015, the Court of Appeals dismissed the FCC’s motion to hold the case in abeyance pending further FCC action and ruled that the issues raised in the FCC’s motion to dismiss should be addressed in the parties’ briefs on the merits.  We filed our initial brief on September 21, 2015, the briefing schedule concluded on December 17, 2015, and oral argument before the Court of Appeals took place on September 13, 2016. The Court of Appeals issued its decision on May 26, 2017 and denied our Petition for Review. We are reviewing the decision.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 through April 30, 2017	2,590	$33.24
May 1 through May 31, 2017	5,043	33.11
June 1 through June 30, 2017	8,834	33.15
Total	16,467	$33.15

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

NeuStar, Inc.

Date:	August 9, 2017	By:	/s/ Paul S. Lalljie
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